Form 10-Q
period 2016-09-30
IMH Financial Corp
filed 2016-11-10
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 728,259 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock, 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which totaled 24,122,321 outstanding common shares, assuming all conversion features were exercised as of November 10, 2016.

IMH FINANCIAL CORPORATION

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Cash and Cash Equivalents	$6,452	$7,603
Restricted Cash and Cash Equivalents	2,326	3,541
Mortgage Loans Held for Sale, Net	370	11,147
Real Estate Held for Sale	45,874	5,346
Real Estate Held for Development	—	3,664
Operating Properties, Net	89,307	116,156
Other Real Estate Owned	15,459	27,701
Tax Increment Financing Receivable, Assets Held for Sale	2,687	—
Other Receivables	2,030	1,889
Investment in Unconsolidated Entities	6,434	6,537
Other Assets	1,505	1,773
Property and Equipment, Net	330	459
Total Assets	$172,774	$185,816
Liabilities
Accounts Payable and Accrued Expenses	$6,139	$8,846
Accrued Property Taxes	353	287
Dividends Payable	539	539
Accrued Interest Payable	771	654
Customer Deposits and Funds Held for Others	2,777	2,385
Notes Payable, Net	63,303	85,014
Notes Payable and Special Assessment Obligations, Assets Held for Sale, Net	25,734	—
Notes Payable to Related Party, Net	8,722	4,969
Capital Lease Obligation	1,160	1,175
Special Assessment Obligations, Net	—	4,134
Total Liabilities	109,498	108,003
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 outstanding; liquidation preference of $39,570	31,498	29,638

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 17,552,139 and 17,166,997 shares issued at September 30, 2016 and December 31, 2015, respectively; 15,922,321 and 15,537,179 shares outstanding at September 30, 2016 and December 31, 2015, respectively	176	172
Less: Treasury stock, 1,629,818 shares at September 30, 2016 and December 31, 2015	(5,948)	(5,948)
Paid-in Capital	719,909	722,764
Accumulated Deficit	(685,308)	(671,178)
Total IMH Financial Corporation Stockholders' Equity	28,829	45,810
Noncontrolling Interests	2,949	2,365
Total Stockholders' Equity	31,778	48,175

Total Liabilities and Stockholders’ Equity	$172,774	$185,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Operating Property Revenue	$7,798	$5,605	$23,390	$21,683
Investment and Other Income	73	36	244	2,190
Mortgage Loan Income, Net	19	477	332	1,150
Total Revenue	7,890	6,118	23,966	25,023
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	6,645	5,755	18,988	17,972
Expenses for Non-Operating Real Estate Owned	86	239	377	853
Professional Fees	1,125	1,155	3,348	3,446
General and Administrative Expenses	1,829	2,226	5,691	6,967
Interest Expense	2,301	2,409	6,661	7,640
Depreciation and Amortization Expense	913	645	3,152	1,927
Total Operating Expenses	12,899	12,429	38,217	38,805
Recovery of Credit Losses, (Gain) Loss on Disposal of Assets, Impairment of Real Estate Owned and Loss of Unconsolidated Subsidiaries
(Gain) Loss on Disposal of Assets, Net	2	(304)	(20)	(23)
Recovery of Credit Losses, Net	(129)	(1)	(249)	(10,662)
Impairment of Real Estate Owned	—	—	—	140
Loss of Unconsolidated Subsidiaries	48	—	238	—
Total Recovery of Credit Losses, (Gain) Loss on Disposal of Assets, Impairment of Real Estate Owned and Loss of Unconsolidated Subsidiaries	(79)	(305)	(31)	(10,545)
Total Costs and Expenses	12,820	12,124	38,186	28,260
Loss before Income Taxes	(4,930)	(6,006)	(14,220)	(3,237)
Provision for Income Taxes	—	—	2	—
Net Loss	(4,930)	(6,006)	(14,222)	(3,237)
Net (Income) Loss Attributable to Noncontrolling Interests	19	—	92	(586)
Cash Dividend on Redeemable Convertible Preferred Stock	(539)	(540)	(1,606)	(1,601)
Deemed Dividend on Redeemable Convertible Preferred Stock	(632)	(583)	(1,859)	(1,714)
Net Loss Attributable to Common Shareholders	$(6,082)	$(7,129)	$(17,595)	$(7,138)
Net Loss per common share
Basic and Diluted	$(0.38)	$(0.47)	$(1.11)	$(0.47)
Basic and Diluted Weighted Average Common Shares Outstanding	15,922,321	15,279,062	15,914,283	15,269,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2016
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total IMH Financial Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balance, December 31, 2015	17,166,997	$172	1,629,818	$(5,948)	$722,764	$(671,178)	$45,810	$2,365	$48,175
Net Loss	—	—	—	—	—	(14,130)	(14,130)	(92)	(14,222)
Increase in Noncontrolling Interest due to Profit Participation	—	—	—	—	—	—	—	676	676
Cash Dividends on Redeemable Convertible Preferred Stock	—	—	—	—	(1,606)	—	(1,606)	—	(1,606)
Deemed Dividends on Redeemable Convertible Preferred Stock	—	—	—	—	(1,859)	—	(1,859)	—	(1,859)
Stock-Based Compensation	385,142	4	—	—	610	—	614	—	614
Balance, September 30, 2016	17,552,139	$176	1,629,818	$(5,948)	$719,909	$(685,308)	$28,829	$2,949	$31,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(14,222)	$(3,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Investment in Unconsolidated Entities	—	(3,064)
Equity in Net Loss of Unconsolidated Subsidiaries	238	—
Non-cash Recovery of Real Estate Owned	—	(6,824)
Other Non-cash Recovery of Credit Losses	—	(501)
Impairment of Real Estate Owned	—	140
Stock-Based Compensation and Option Amortization	614	597
Gain on Disposal of Assets	(20)	(23)
Amortization of Deferred Financing Costs	1,162	1,383
Depreciation and Amortization Expense	3,152	1,927
Accretion of Discount on Notes Payable	530	456
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(3)	(607)
Other Receivables	(142)	1,244
Other Assets	63	1,249
Accrued Property Taxes	66	(437)
Accounts Payable and Accrued Expenses	626	(2,133)
Customer Deposits and Funds Held For Others	968	842
Accrued Interest Payable	213	(812)
Decrease in Restricted Cash	1,099	—
Total adjustments, net	8,566	(6,563)
Net cash used in operating activities	(5,656)	(9,800)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	3,044	27,371
Proceeds from Sale/Recovery of Real Estate Owned	3,436	17,229
Purchases of Property and Equipment	(19)	(34)
Mortgage Loan Fundings and Protective Advances	—	(289)
Mortgage Loan Repayments	7,632	320
Investment in Unconsolidated Entities	(135)	—
Investment in Real Estate Owned	(10,660)	(19,897)
Decrease in Restricted Cash	116	—
Net cash provided by investing activities	3,414	24,700
FINANCING ACTIVITIES
Proceeds from Notes Payable	9,212	88,333
Debt Issuance Costs Paid	(884)	(3,090)
Increase in Restricted Cash	—	(29,852)
Repayments of Notes Payable	(5,616)	(61,810)
Repayments of Capital Leases	(15)	(18)
Dividends Paid	(1,606)	(1,061)
Net cash provided by (used in) financing activities	1,091	(7,498)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,151)	7,402
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,603	1,915

	Nine Months Ended September 30,
	2016	2015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,452	$9,317
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,072	$5,550
Real Estate Acquired Through Guarantor Settlement	$—	$6,824
Capital Expenditures in Accounts Payable and Accrued Expenses	$549	$6,063
Investment in Unconsolidated Entities Acquired Through Guarantor Settlement	$—	$3,064
Non-Cash Other Receivable- Tax Increment Financing (See Note 4)	$2,684	$—
Business Subsidy Loan Forgiveness (See Note 4)	$858	$—
Economic Development Assistance Advances (See Note 4)	$576	$—
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

In the last few years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses. Our operating properties currently consist of two operating hotels and restaurants located in Sedona, Arizona, a golf course and restaurant operation located in Bullhead City, Arizona, and a multi-family housing campus in Apple Valley, Minnesota, which commenced leasing operations in the fourth quarter of 2015. A commercial office building located in Stafford, Texas, which also contributed to operating property revenues and expenses during 2015, was sold in the third quarter of 2015. Due to our limited lending and investment activities since 2008 and our declining loan portfolio, these operating properties currently contribute virtually all of our operating revenue.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

During the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain loan and guarantor enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements while others have been accounted for under the equity method of accounting based on the extent of the Company’s controlling financial interest in each such entity. See Note 5 for a discussion of our equity investments and VIEs.

All significant intercompany accounts and transactions have been eliminated in consolidation.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY- continued

Liquidity

As of September 30, 2016, our accumulated deficit aggregated $685.3 million primarily as a result of previous impairment charges recorded relating to the decrease in the fair value of our mortgage assets and real estate owned (“REO”) assets, as well as on-going net operating losses resulting from the lack of income-producing assets, the cost of our debt financing and debt restructuring charges. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2015 which, along with proceeds from asset sales, have been our primary sources of working capital.

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”), which was repaid in March 2016 upon collection of the mortgage receivable that served as collateral for that loan. During the nine months ended September 30, 2016, we also secured and drew down a revolving line of credit in the amount of $4.0 million (“SRE Revolver”). The SRE Revolver is secured by certain REO assets and has a maturity date in December 2016. At September 30, 2016, we had cash and cash equivalents of $6.5 million and restricted cash of $2.3 million.

As of September 30, 2016, certain of our REO assets with a carrying value of $45.9 million and our entire mortgage loan portfolio with a carrying value of $0.4 million were held for sale. We continue to evaluate potential disposition strategies for our remaining real estate owned and operating properties. During the nine months ended September 30, 2016, we collected mortgage payments totaling $7.6 million and sold certain mortgage loans and REO assets that generated $6.5 million in cash.

In October 2014, the Company and Titan Investments IX, LLC (“Titan”) entered into a joint venture known as Southwest Acquisitions, LLC (“Southwest JV”) for the purpose of holding and developing a multi-family project in Apple Valley, Minnesota to be known as Gabella (“Gabella”). Southwest JV simultaneously created a wholly-owned subsidiary, IMH Gabella LLC, (“IMH Gabella”) to hold the Gabella assets, and in October 2014, IMH Gabella secured a $24.0 million construction loan. The construction loan is subject to a completion and repayment carve-out guarantee by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million. On various occasions during 2016, we fell below the $7.5 million liquidity threshold resulting in a non-compliance event under the terms of the guarantor agreement, and which also constituted a non-compliance event under the terms of our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (“Certificate of Designation”). While the lender has not taken any enforcement action regarding this non-compliance event, and we have obtained a waiver from our preferred shareholders for this non-compliance event under the Certificate of Designation, this non-compliance event could have a material adverse effect on our business, results of operations and financial position. We are also subject to a $5.0 million minimum liquidity balance for the calendar year 2016 in connection with a mortgage loan secured by our Sedona hospitality assets. In September 2016, we sought and obtained a temporary reduction of the minimum liquidity covenant to $3.0 million through December 31, 2016. In addition to this minimum liquidity requirement, the lender requires our hotel operations to meet certain debt service coverage ratio (“DSCR”) and minimum 12-month rolling net operating income (“NOI”) requirements measured on a quarterly basis. Due to the operational impact of the 2015-2016 capital improvement program at our Sedona hospitality assets, our hotel operations did not meet the mortgage loan’s DSCR and NOI requirements during the quarterly measurement period in the first quarter of 2016, for which the lender provided a one-time forbearance. While the hotel operations met the mortgage loan’s DSCR and NOI requirements during the second and third quarterly reporting periods in 2016, there is no assurance that our hotel operations will meet these liquidity, DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would likely seek a supplemental forbearance from the lender. There is no assurance that such a forbearance would be granted.

While we have been successful in securing financing through September 30, 2016 to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets, may have a material adverse effect on our business, results of operations and financial position.

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

Comprehensive Income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items during the three and nine months ended September 30, 2016 and 2015. Accordingly, comprehensive income (loss) is equal to net income (loss) for those periods.

Restricted Cash

At September 30, 2016 and December 31, 2015, restricted cash and cash equivalents were comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior lender controlled accounts	$2,081	$3,036
Escrows and other restricted accounts	245	505
Total restricted cash and cash equivalents	$2,326	$3,541

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts maintained in escrow or other restricted accounts for contractually specified purposes, such as property taxes, insurance, interest and furniture, fixtures and equipment (“FF&E”) reserves for our hospitality assets.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flow, and other Topics. The ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS AND LOAN SALES

Lending Activities

The Company did not originate any loans during the three and nine months ended September 30, 2016 or 2015. During the nine months ended September 30, 2016, the Company collected mortgage loan payoffs for two loans and sold one loan. During the nine months ended September 30, 2015, the Company received $0.3 million related to the loan payoff of one loan.

A roll-forward of loan activity for the nine months ended September 30, 2016 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance, December 31, 2015	$23,592	$447	$(12,892)	$11,147
Additions:
Accrued interest revenue	—	257	—	257
Reductions:
Mortgage loan payoffs	(7,843)	(114)	210	(7,747)
Sale of mortgage loans	(3,148)	(139)	—	(3,287)
Balance, September 30, 2016	$12,601	$451	$(12,682)	$370

As of September 30, 2016, the Company had three loans outstanding with an average principal and interest balance of $4.3 million, as compared to an average principal and interest balance of $3.9 million for six loans at December 31, 2015. Of the three outstanding loans at September 30, 2016, one of the loans with an outstanding principal and interest balance of $0.4 million and an interest rate of 11.0% was performing. Of the six outstanding loans at December 31, 2015, there were four performing loans with an average outstanding principal and interest balance of $2.8 million and a weighted average interest rate of 10.5%. As of September 30, 2016 and December 31, 2015, the valuation allowance represented 97.2% and 53.6%, respectively, of the total outstanding loan principal and interest balances. The majority of the valuation allowance at September 30, 2016 and December 31, 2015 relates to two legacy loans which have been fully reserved and have a zero carrying value.

Loan Sales

During the nine months ended September 30, 2016, the Company sold one loan with a carrying value of $3.1 million for a net loss of $0.1 million. During the three months ended September 30, 2015, the Company sold a mortgage note in the amount of $11.0 million at face value to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors. During the nine months ended September 30, 2015, we sold four loans with a carrying value of $27.4 million for a net loss of $0.1 million.

Scheduled Loan Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of September 30, 2016, have scheduled maturity dates as follows (in thousands):

Quarter	Outstanding Balance	Percent	#
Matured	$12,682	97.2%	2
2020 and thereafter	370	2.8%	1
Total Principal and Interest	13,052	100.0%	3
Less: Valuation Allowance	(12,682)
Net Carrying Value	$370

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

During the nine months ended September 30, 2016, we collected mortgage loan payoffs totaling $7.6 million. This amount represented the negotiated payoffs of two of our performing loans at a collective discount of $0.2 million. The discounted payoffs on these loans did not represent troubled debt restructuring because the loans were fully performing and the Company initiated the discounted payoffs in order to generate liquidity. We recorded an adjustment as of December 31, 2015 to provide for this discount.

Given the non-performing status on a majority of our legacy loans, we do not expect to receive any loan payoffs on loans that are past their respective maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect collateral, maximize return or generate additional liquidity.

Summary of Loans in Default

The Company’s portfolio loan defaults were attributed to, among other reasons, loan balances that exceeded the fair value of the underlying collateral and the absence of takeout financing in the marketplace. The two loans that were in default and in non-accrual status at December 31, 2015, remained in default status as of September 30, 2016 with an aggregate principal balance of $12.3 million and an aggregate interest balance of $0.4 million, all of which have been fully reserved. The completion and/or timing of foreclosure on the Company’s remaining portfolio loans is dependent on several factors, including, but not limited to, applicable state statutes, potential bankruptcy filings by the borrowers, the nature and extent of other liens secured by the underlying real estate.

No interest income was recognized on any non-accrual loans on a cash or accrual basis during the periods ended September 30, 2016 or 2015. Borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2015, except as a result of loan payoffs.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Our fair value assessment procedures are more fully described in Note 6. At September 30, 2016, we held total operating properties and REO assets of $150.6 million, of which $45.9 million were held for sale, $89.3 million were held as operating properties, and $15.5 million were classified as other real estate owned. At December 31, 2015, we held total operating properties and REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties, and $27.7 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of September 30, 2016 and December 31, 2015, respectively, by method of acquisition, is as follows (dollars in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Operating Properties, net	$83,653	$87,965	$13,814	$34,746	$(8,160)	$(6,555)	$89,307	$116,156
Real Estate Held for Sale	21,729	4,919	25,448	427	(1,303)	—	45,874	5,346
Real Estate Held for Development	—	3,661	—	3	—	—	—	3,664
Other Real Estate Owned	2,101	13,626	13,358	14,075	—	—	15,459	27,701
Total	$107,483	$110,171	$52,620	$49,251	$(9,463)	$(6,555)	$150,640	$152,867

A roll-forward of REO activity from December 31, 2015 to September 30, 2016 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balance, December 31, 2015	$116,156	4	$3,664	2	$5,346	8	$27,701	14	$152,867
Additions:
Capital cost additions	7,842	—	45	—	1	—	115	—	8,003
Reductions:
Cost of properties sold	—	—	—		(2,825)	(4)	(281)	(1)	(3,106)
Basis adjustment for TIF receivable and liability forgiveness	—	—	—	—	(4,118)	—	—	—	(4,118)
Depreciation and amortization	(3,006)	—	—	—	—	—	—	—	(3,006)
Transfers, net	(31,685)	(2)	(3,709)	(2)	47,470	10	(12,076)	(6)	—
Balance, September 30, 2016	$89,307	2	$—	—	$45,874	14	$15,459	7	$150,640

During the nine months ended September 30, 2016, we sold six REO assets (or portions thereof) for $3.4 million (net of selling costs), resulting in a total net gain of $0.1 million. During the nine months ended September 30, 2015, we sold twenty REO assets (or portions thereof) for $28.2 million (net of selling costs), resulting in a net gain of $0.1 million.

During the nine months ended September 30, 2016, we reclassified certain REO assets from operating properties, REO held for development and Other REO to REO held for sale due to management’s decision to dispose of such assets and efforts taken to achieve such disposal. In addition, certain liabilities associated with the REO assets were reclassified to notes payable and special assessment obligations for assets held for sale. See Note 7 for further discussion.

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

Based on our analysis, the consolidated entities in which these equity interests were awarded did not meet the definition of a business under GAAP since the only assets of such entities consist of unimproved real estate holdings, and the entities lack inputs and processes necessary to produce outputs. For this and other reasons, the entities did not qualify under the VIE model, and we instead applied the voting interest model to ascertain the need for consolidation. Because the entities do not qualify as businesses, the acquisition of such interests in these entities was deemed to be an asset acquisition, whereby we recorded our proportionate interest of each entity’s total assets and liabilities at fair value at the date of acquisition. Thereafter, any subsequent income or loss is being allocated to controlling and noncontrolling interests based on their respective ownership percentages. The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances, totaled $6.3 million, which is classified in other real estate owned in the accompanying condensed consolidated balance sheets.

REO Development and Operations

Costs related to the development or improvements of the Company’s real estate assets are generally capitalized, and costs relating to operating, holding and maintaining those assets are generally charged to expense. Cash outlays for capitalized development costs totaled $10.7 million during the nine months ended September 30, 2016. Costs related to operating, holding and maintaining our real estate assets were $6.7 million and $19.4 million for the three and nine months ended September 30, 2016, respectively, and $6.0 million and $18.8 million for the three and nine months ended September 30, 2015, respectively.

The Company commenced a capital improvement program at its hotels and restaurants in Sedona, Arizona during the second quarter of 2015 which was substantially completed during the second quarter of 2016. We have incurred total project costs of $11.2 million through September 30, 2016, of which $5.0 million was incurred during the nine months ended September 30, 2016.

As further described in Note 5, the Company and Titan formed Southwest JV for the purpose of holding and developing certain real property in Apple Valley, Minnesota for a planned multi-family residential housing and retail development to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project consists of a 196-unit multi-family residential housing development known as Gabella. IMH Gabella commenced leasing operations with respect to Gabella’s first 98 units (“Phase I”) in the fourth quarter of 2015 and for the remaining 98 units (“Phase II”) during the first quarter of 2016.

In connection with the development of Gabella, the City of Apple Valley Economic Development Authority (“EDA”) provided various incentives to IMH Gabella help defray the cost of development, the receipt of which were subject to various completion milestones and other requirements. During the three months ended September 30, 2016, IMH Gabella met the development requirements and were granted 1) a Tax Increment Financing (TIF) note receivable in the amount of $2.7 million (the “TIF Note”) which is included in tax increment financing receivable, assets held for sale in the accompanying condensed consolidated balance sheet, 2) the recognition of contingently refundable TIF advances previously provided by the EDA in the amount of $0.6 million, and 3) the forgiveness of certain debt and related accrued interest due to the EDA with a balance totaling $0.8 million previously recorded by IMH Gabella. The TIF Note bears annual interest at 5% and is to be collected over time through the refund of a portion of property taxes collected by Dakota County in excess of the annual pre-development property tax amount. The TIF Note, TIF advances and forgiveness of debt totaled $4.1 million, and were treated as a reduction in the cost basis of Gabella, as they are effectively reducing the taxable base of the improved property. The TIF note receivable is classified as held for sale since it is anticipated that it will be sold in connection with the sale of Gabella.

The completion of Gabella and the subsequent issuance of the final certificate of occupancy during the second quarter of 2016 triggers Titan’s right under the Development Services Agreement (“DSA”) to receive an amount equal to 10% of the profit on any sale of Gabella since the project was completed both ahead of schedule and under-budget. Titan also has certain buy-out rights based on certain occupancy specifications and the passage of time, neither of which has occurred as of September 30, 2016. For the nine months ended September 30, 2016, the Company has recorded the estimated fair value of its contingent profits-payment obligation to Titan of $0.7 million in the accompanying condensed consolidated balance sheet as an increase in the asset basis with an offsetting increase to noncontrolling interests. During the second quarter of 2016, we reclassified Gabella to REO held for sale as a result of management’s decision and actions to market that asset for sale and as of September 30, 2016, Gabella remains classified as REO held for sale. As a condition to sell the Gabella project, we are required to obtain 1) the consent of the EDA, from which the project received various business subsidies to help defray the cost of development of the project under a Development Assistance Agreement and related agreements, and 2) the buyer’s consent to assume any ongoing obligations under

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

these agreements. We are seeking such consent from the EDA in connection with the anticipated sale of Gabella and do not expect such consent to be reasonably withheld. See Note 7 for further discussion.

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

Reclassification of Assets from Operating Properties to Real Estate Held for Sale

In the second quarter of 2016, we reclassified our golf course and restaurant operation in Bullhead City, Arizona and Gabella to REO held for sale as a result of management’s decision and actions to dispose of such assets in order to provide capital for the Company and undertake certain initiatives. These operations are actively being marketed to sell, and remain classified as REO held for sale as of September 30, 2016.

Similarly, during the nine months ended September 30, 2015, we entered into an agreement to sell our commercial office building and related assets that were included in our Commercial and Residential Real Estate Leasing Operations segment, but were reclassified to our Mortgage and REO - Legacy Portfolio and Other Operations segment in the third quarter of 2014. The sales transaction closed in the third quarter of 2015.

As of September 30, 2016, Gabella’s assets represented 16.9% of the Company’s total assets. As such, Gabella qualified as an individually significant component of the Company. Our commercial and residential leasing operations, which for all periods prior to September 30, 2016 were presented in the Commercial and Residential Real Estate Leasing Operations segment, but have since been reclassified to our Mortgage and REO - Legacy Portfolio and Other Operations segment, contributed pretax income of $0.1 million for the three months ended September 30, 2016 and $0.6 million in pretax losses for nine months ended September 30, 2016, and $0.1 million and $0.2 million in pretax losses for the three and nine months ended September 30, 2015, respectively.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES, PARTNERSHIPS AND OTHER RELATED MATTERS
Variable Interest Entities

The determination of whether the assets and liabilities of a VIE are consolidated on our balance sheet or not consolidated on our balance sheet depends on the terms of the related transaction and our continuing involvement with the VIE. We determine whether we hold a variable interest in a VIE based on a consideration of the nature and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE; and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE.

Gabella Multifamily Project

A wholly-owned subsidiary of the Company is the managing member of, and holds a 90% ownership interest in, Southwest JV. Titan initially held the remaining 7% ownership interest, and acquired an additional 3% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. Titan met those milestones in the second quarter of 2016, at which time the Company recorded Titan’s profit participation of $0.7 million in the accompanying condensed consolidated balance sheet as an increase in the asset basis with an offsetting increase to noncontrolling interests. The Company, through its wholly-owned subsidiary, has the power and authority to govern the business of Southwest JV, subject to certain conditions.

Upon formation of Southwest JV, we contributed certain land, made certain cash equity contributions and IMH Gabella secured a $24.0 million construction loan for which the Company provided completion, repayment and carve-out guaranties. Funding of this loan commenced during the second quarter of 2015 when the Company completed the required $11.5 million equity funding under the loan. The Company has no further capital contribution requirements under the loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by Southwest JV, and Southwest JV, conversely, has certain rights to redeem Titan’s interest in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss is to be allocated among the members of Southwest JV in accordance with their respective percentage interests. Upon the sale of Gabella, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the Company and Titan in accordance with their respective interests in Southwest JV.

The Company’s interests in Southwest JV relate to equity ownership and profits participation between the members; a profits interest arrangement between the members involving certain budget and completion milestones; equity option provisions; parental guaranties related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase Titan’s equity investment upon certain conditions, after a specified period of time if Titan elects to sell its equity investment. The Company provided Southwest JV with all of its initial capital, executed contracts on behalf of Southwest JV, and has final approval rights over all significant matters. The assets, liabilities, and results of operations of IMH Gabella are included in the Company’s condensed consolidated financial statements under the voting interest model. Except for Titan’s sale profit participation described above, Titan had no reportable interest in the assets, liabilities or equity of Southwest JV at September 30, 2016 or December 31, 2015, or in the net income or loss of IMH Gabella during the three and nine months ended September 30, 2016 or September 30, 2015.

Park City, Utah Lakeside VIE

In the fourth quarter of 2015, the Company, through a consolidated subsidiary, Lakeside DV Holdings, LLC (“LDV Holdings”), entered into a joint venture with a third party developer, Park City Development, LLC (“PCD”) for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). The intent of Lakeside JV is to sell townhome, single family residential and hotel lots. Under the Lakeside JV limited liability company agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. PCD’s principal has provided a limited guaranty to the Company for performance in the event of certain “bad boy” acts by PCD.

As of September 30, 2016, the Company had contributed $3.6 million to Lakeside JV and is obligated to contribute an additional

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT IN JOINT VENTURES, PARTNERSHIPS AND OTHER RELATED MATTERS- continued

$0.6 million over the life of the development project, per the project’s initial operating budget. During the three and nine months ended September 30, 2016, the Company provided no financial or other support to Lakeside JV that was not contractually required. Equity balances in Lakeside JV are subject to a 12% preferred return, compounded quarterly. Once the preferred return is distributed, a combination of pro rata distributions and additional distributions to PCD are made until PCD and the Company each receive a 26% internal rate of return. Thereafter, 50% of the balance is to be distributed pro rata to each party and 50% is to be paid to PCD.

As more fully described in our Form 10-K for the year ended December 31, 2015, it was determined that the Company is not the primary beneficiary of Lakeside JV and, therefore, we do not consolidate our investment in the Park City, Utah VIE. The investment balance of $3.4 million, which is net of historical operating losses, is included as a component of investment in unconsolidated entities on the condensed consolidated balance sheet.

During 2015, the Company syndicated $1.7 million of its required investment in Lakeside JV to several investors (“Syndicates”) by selling preferred equity interests in LDV Holdings. These investments are included in noncontrolling interests, a component of shareholders’ equity in the accompanying condensed consolidated balance sheets. LDV Holdings’ cash flows are to be distributed first to its members in proportion to the preferred equity investment, including the preferred return, then to the extent of additional capital contribution made by the members. Thereafter, cash flows are to be distributed to members at varying rated as certain return hurdles are achieved.

In the Company’s estimation, the fair value of the unimproved real estate holdings of Lakeside JV exceeds our investment basis as of September 30, 2016. The Company’s maximum exposure to loss in the Lakeside JV as of September 30, 2016 is $2.4 million. The risk of loss on the balance of the investment is borne by the Syndicates.

During the three and nine months ended September 30, 2016, the loss on the equity investment that was recorded in the accompanying condensed consolidated statements of operations was $48,000 and $0.2 million, respectively of which $19,000 and $0.1 million, respectively, was allocable to the Syndicates.

The following is a summary of the Company’s interest in the Park City Utah VIE and the Company’s maximum exposure to loss as a result of its involvement as of September 30, 2016, (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company's Variable Interest in Entity	Commitment to Future Additional Contributions	Company's Maximum Exposure to Loss in Entity
Lakeside JV	$1,823	$135	$(146)	$1,812	$574	$2,386

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

The assets of these entities include primarily unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate these entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. The Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s ownership interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.0 million at September 30, 2016.

Summarized Financial Information of Unconsolidated Entities

The following presents summarized certain financial information of the entities in which the Company holds investments that are recorded on the equity method as of and for the quarter ended September 30, 2016 (in thousands):

September 30, 2016
Total assets	$19,182
Total liabilities	$927

There were no revenues and $48,000 and $0.2 million of expenses incurred by our unconsolidated entities during the three and nine months ended September 30, 2016, respectively. There were no revenues or expenses incurred by our unconsolidated entities during the three and nine months ended September 30, 2015.

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

With respect to projects for which we have received a bona fide written third-party offer (or have executed a purchase and sale agreement) to buy our real estate or loan, or we or the borrower has received a bona fide written third-party offer (or has executed a purchase and sale agreement) to buy the related project, we generally utilize the offer or agreement amount even where the amount is outside our current valuation range. An offer or agreement is only considered for valuation purposes if we deem it to be valid, reasonable, negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received may be discounted to allow for potential changes in our on-going negotiations.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are consistent with those that we believe market participants for those assets

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

would also use. During the quarter ended September 30, 2016, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended September 30, 2016:

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

3.
For the period ended September 30, 2016, given the lack of significant change in overall general market conditions since December 31, 2015 of our real estate asset portfolio, we performed an internal analysis to evaluate fair value of our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, analysis of overall market conditions, the current status of any project related to that asset, our direct knowledge of local market activity affecting any such project, as well as other market indicators observed by our asset management group and third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete valuation for such asset. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.
In addition, in those instances where we have received a bona fide written third-party offer to buy our loans or REO assets (or have executed a purchase and sale agreement), or the borrower has received a bona fide written third-party offer to buy the related project (or has executed a purchase and sale agreement), we generally utilized the purchase price in such offer or agreement regardless of whether that amount is within or outside our current valuation range. An offer or agreement is only considered if we deem it to be valid, reasonable and negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction.

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2015 remained generally applicable at September 30, 2016, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, during the three and nine months ended September 30, 2016 and the three months ended September 30, 2015, we did not record any non-cash provision for credit losses on our loan portfolio. During the nine months ended September 30, 2015, we recorded a non-cash recovery of prior credit losses on our loan portfolio of $0.5 million. In addition, we recorded other net recoveries of credit losses of $0.1 million and $1,000 for the three months ended September 30, 2016 and 2015, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans, and $0.2 million and $10.7 million for the nine months ended September 30, 2016 and 2015, respectively. We did not record any

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

impairment charges for real estate owned during the three or nine months ended September 30, 2016. During the three and nine months ended September 30, 2015 we recorded impairment charges of zero and $0.1 million, respectively.

As of September 30, 2016 and December 31, 2015, the valuation allowance totaled $12.7 million and $12.9 million, respectively, representing 97.2% and 53.6%, respectively, of the total outstanding loan principal and accrued interest balances. Based on the valuation and impairment allowance recorded as of September 30, 2016, we believe that, as of that date, the fair value of our loans, REO assets held for sale and Other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of September 30, 2016 based on currently available data, we will continue to evaluate our loan and REO portfolio to determine the adequacy and appropriateness of the valuation allowance and/or carrying value. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the three or nine months ended September 30, 2016 or 2015 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of September 30, 2016 or 2015.

Additionally, there were no assets that were measured at fair value using Level 2 inputs for which any losses were recorded during the three or nine months ended September 30, 2016 or 2015. Generally, all of our mortgage loans, REO held for sale and other REO are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS
At September 30, 2016 and December 31, 2015, our notes payable and special assessment obligations consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Notes Payable, Net of Discount
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) LIBOR plus 6.75%, actual interest rate of 7.31% at September 30, 2016 and 7.25% at December 31, 2015, matures February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company.	$50,000	$50,000
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% for the first two years, and prime plus 3.0% thereafter (5.5% at September 30, 2016 and December 31, 2015), matures December 31, 2019.	5,940	5,940
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $2.4 million at September 30, 2016, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019.	7,915	7,385
$5.4 million note payable secured by a mortgage receivable totaling $7.2 million at December 31, 2015, monthly interest only payments based on annual interest rate of 4.5%, scheduled maturity on April 30, 2016 (repaid in full in February 2016).	—	5,400
Notes Payable and Special Assessment Obligations, Assets Held for Sale
$24.0 million construction note payable to a bank dated October 2014 for the construction of Gabella, secured by real property and improvements, bears annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.60% at September 30, 2016 and 4.36 % at December 31, 2015), matures October 20, 2017. Reported as Notes Payable, Net at December 31, 2015.	22,073	16,861
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rates ranging from 5%-6%, maturing various dates through April 30, 2030. Reported as Special Assessment Obligations at December 31, 2015.	3,067	3,207
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022. Reported as Special Assessment Obligations at December 31, 2015.	851	927
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, matures December 31, 2016. Principal and accrued interest forgiven on September 22, 2016. Reported as Notes Payable, Net at December 31, 2015.	—	762
Notes Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a director and shareholder dated December 31, 2014, bears interest at 16% per annum, all amounts due and payable upon maturity, original maturity of April 24, 2015, extended to December 22, 2016.	5,000	5,000
$4.0 million line of credit from an affiliate of a director and shareholder dated March 23, 2016, secured by residential land, bears interest at 5% per annum, all amounts due and payable upon maturity, original maturity of June 23, 2016, extended to December 22, 2016.	4,000	—
Total debt, notes payable and special assessment obligations	98,846	95,482
Deferred financing costs, net	(1,087)	(1,365)
Total debt, notes payable and special assessment obligations, net	$97,759	$94,117
Interest expense for the three months ended September 30, 2016 and 2015 was $2.3 million and $2.4 million, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 was $6.7 million and $7.6 million, respectively.

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

The Sedona Loan contains customary affirmative and negative covenants, including, but not limited to: (i) a $5.0 million liquidity balance; (ii) a minimum net worth requirement of $50.0 million; and (iii) DSCR and minimum NOI requirements measured on a trailing 12 month basis. During the third quarter of 2016, we sought and obtained an amendment to the minimum liquidity covenant to temporarily reduce the requirement to $3.0 million through December 31, 2016. Also, during the three months ended March 31, 2016, the hotels did not meet these DSCR and NOI requirements during the first quarterly measurement period, for which the lender provided a one-time forbearance through June 30, 2016. The hotels met the DSCR and NOI requirements during the second and third quarterly reporting periods. For purposes of the minimum net worth requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholder’s equity. The Sedona Loan also requires the Company to fund customary annual interest, tax, insurance, and FF&E reserve accounts, each of which are pledged as additional collateral. Additional construction reserves were required in connection with the capital improvement program as well as funding for contractor liens filed in connection with the project. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal to 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without prepayment premium costs.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

Exchange Notes

Under the terms of a previous class action settlement, we conducted an offering of our five-year, 4%, unsecured notes in exchange for common stock held by participating shareholders (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) with an aggregate face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on an imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $2.2 million and $2.8 million as of September 30, 2016 and December 31, 2015, respectively. This discount amount is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three and nine months ended September 30, 2016 totaled $0.2 million and $0.5 million, respectively. Interest is payable quarterly in arrears each January, April, July and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Notes Payable and Special Assessment Obligations, Assets Held for Sale

During the second quarter of 2016, the Company reclassified certain of its assets to REO held for sale as a result of management’s decision and actions to dispose of such assets. In accordance with GAAP, we similarly reclassified the corresponding debt relating to such assets which includes each of the following notes payable and special assessment obligations. In addition to these liabilities, we have a $4.0 million line of credit obligation due to a related party as described below whose payoff is tied to the sale of certain assets held for sale. We have classified that indebtedness in notes payable to related parties in the accompanying condensed consolidated balance sheet.

Construction Loan

In October 2014, IMH Gabella secured a $24.0 million construction loan (the “Construction Loan”) in connection with the Gabella development from Bank of the Ozarks (“Ozarks”). The Company has made draws totaling $22.1 million on the Construction Loan as of September 30, 2016 and does not expect any further draws to be made as the project is complete. The Construction Loan is secured by a first lien mortgage on the project, as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of September 30, 2016 and December 31, 2015, the total carrying value of the land and improvements totaled $25.7 million and $27.8 million, respectively. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points, or (ii) 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on the outstanding principal commenced on November 1, 2014 and monthly payments of principal and interest will commence on the earlier of (i) December 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement).

The Construction Loan is also subject to a completion and repayment carve-out guaranty by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million throughout the term of the loan. At various times during 2016 and as of September 30, 2016, we fell below the $7.5 million liquidity requirement, resulting in a non-compliance event under the terms of our guaranty. The lender has, to-date, not taken any enforcement action with respect to this non-compliance event.

Special Assessment Obligations

As of September 30, 2016 and December 31, 2015, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $3.9 million and $4.1 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.1 million and $3.2 million as of September 30, 2016 and December 31, 2015, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.3 million at September 30, 2016.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.9 million as of September 30, 2016 and December 31, 2015. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate consisting of 7 acres of unentitled land located in Dakota County, Minnesota, with a carrying value of $3.7 million at September 30, 2016.

The responsibility for the repayment of each of the foregoing special assessment obligations rests with the owner of the property and would transfer to the buyer of the related real estate upon sale. Accordingly, if the assets to which these obligations relate are sold before the full amortization period of such obligations, the Company would be relieved of any further liability since the buyer would assume the remaining obligations. Nevertheless, these special assessment obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time. During the nine months ended September 30, 2016, we made principal repayments in the amount of $0.2 million on these special assessment obligations.

Development Assistance Note Payable

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the EDA, which were subsequently assigned to IMH Gabella. Under the terms of the business subsidy agreement, the EDA agreed to advance to IMH Gabella up to $1.1 million as a loan. As of September 30, 2016 and December 31, 2015, the total amount advanced under the EDA loan agreement was $0.8 million. In no event is the EDA loan to exceed the amount received from Dakota County, Minnesota, for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011. The special assessment taxes and related statutory penalties and interest were fully repaid as of December 31, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is paid in full or is forgiven by the EDA. IMH Gabella met its performance obligation to complete the Gabella project prior to April 30, 2016, and has received a certificate of occupancy for the project. Accordingly, during the third quarter of 2016, the EDA forgave the $0.8 million loan balance and related accrued interest of $0.1 million. The loan forgiveness was treated as a reduction to the Gabella asset cost basis due to the nature and intent of the funding under this loan.

In order to retain the benefits received under the business subsidy agreement, IMH Gabella is not permitted to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of the EDA and any purchaser would have to assume any ongoing obligations under the business subsidy agreement. IMH Gabella is currently seeking the EDA’s consent to sell Gabella provided that any buyer assume its obligations under the business subsidy agreement.

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable, was guaranteed by the Company, was scheduled to mature on April 30, 2016, and bore interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) plus 1.25%, or (ii) 4.5%. During the nine months ended September 30, 2016, we repaid the BOC Facility in full upon collection of the mortgage receivable that served as collateral for that loan.
In addition, during the fourth quarter of 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests that had been foreclosed upon by the prior lien holder/seller. The purchase price for that real estate was $6.8 million, for which the seller provided seller-financing of $5.9 million. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2% for the first two years, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019. The note may be prepaid in whole or in part without penalty.
Note Payable to Related Party
In December 2014, the Company borrowed $5.0 million from SRE Monarch Lending, LLC (“SRE Monarch”) pursuant to an unsecured non-revolving credit facility (“SRE Note”). The Company used the loan proceeds to make a scheduled payment under the Company’s then-senior loan. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the maturity date.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Company’s then-senior loan. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date, for which the latest extension was executed on September 23, 2016. The current maturity date is December 22, 2016. The Company paid all accrued interest at the date of each amendment and incurred various extension fees totaling $0.5 million during each of the nine months ended September 30, 2016 and 2015, which fees are considered earned and have been or are being amortized over the loan term. Any unpaid interest is due upon maturity.

Revolving Line of Credit with Related Party

In March 2016, a subsidiary of the Company executed an agreement with SRE Monarch for a $4.0 million revolving secured line of credit facility (“SRE Revolver”). The SRE Revolver bears interest at a per annum base rate of 5% and matures on the earliest to occur of (i) December 22, 2016, (ii) the sale of the land serving as collateral under the SRE Revolver, or (iii) the sale of Gabella. The SRE Revolver is secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million, and is guaranteed by the Company. The full amount of the SRE Revolver has been drawn. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. Upon entering into the SRE Revolver, the Company paid a facility fee and other closing costs totaling approximately $0.2 million. During the nine months ended September 30, 2016, we incurred total fees of $0.5 million in connection with the SRE Revolver, which have been or are being amortized to interest expense using the effective interest method over the term of the line of credit.

In the event of a sale of the land serving as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"), we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds. In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. As of September 30, 2016, the Company reclassified the collateral to REO held for sale.

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of September 30, 2016 (in thousands):

Year	Amount
2016	$9,076
2017	22,374
2018	50,306
2019	14,169
2020	315
Thereafter	2,606
Total	$98,846

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the period ended September 30, 2016 and December 31, 2015, the Company’s reportable segments are based on the products and services offered by the Company and management’s intent for such assets, which include the following:

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

Prior to June 30, 2016, the Company reported amounts for the commercial and residential real estate leasing operations in a separate segment titled Commercial and Residential Real Estate Leasing Operations. Commencing in the quarter ended June 30, 2016, the amounts and results of the previously reported Commercial and Residential Real Estate Leasing Operations segment were combined with the Mortgage and REO - Legacy Portfolio and Other Operations segment. All prior periods have been restated in the following segment tables and discussion to correspond to this segment change. This reclassification aligns the Company’s reportable segments with the overall strategy of the Company since the related assets in the Commercial and Residential Real Estate Leasing Operations segment were classified as REO held for sale once it was economically feasible to dispose of such assets, as the Company did not intend to operate the assets on a long-term basis.

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

The information presented in our reportable segments tables that follow are based, in part, on internal allocations, which involve management judgment. Substantially all revenues recorded are from external customers. There is no material intersegment activity.

Condensed consolidated financial information for our reportable operating segments as of September 30, 2016 and December 31, 2015 and for the three and nine month periods ended September 30, 2016 and 2015 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

Balance Sheet Items	September 30, 2016	December 31, 2015
Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$73,244	$87,107
Hospitality and Entertainment Operations	95,820	93,883
Corporate and Other	3,710	4,826
Consolidated	$172,774	$185,816
Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$35,492	$32,630
Hospitality and Entertainment Operations	50,608	50,302
Corporate and Other	12,819	12,360
Consolidated	$98,919	$95,292
Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$2,887	$5,323
Hospitality and Entertainment Operations	5,257	4,468
Corporate and Other	2,435	2,920
Consolidated	$10,579	$12,711

	Three Months Ended September 30, 2016 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$587	$7,211	$—	$7,798
Investment and other income	73	—	—	73
Mortgage loan income, net	19	—	—	19
Total Revenue	679	7,211	—	7,890
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	73	2,955	—	3,028
Cost of sales	—	849	—	849
Property taxes	6	75	—	81
Management fees	19	310	—	329
Other departmental and general and administrative costs	8	1,396	—	1,404
Other costs	170	784	—	954
Operating Property Direct Expenses (exclusive of interest and depreciation)	276	6,369	—	6,645
Expenses for Non-Operating Real Estate Owned:
Property taxes	80	—	—	80
Other costs	6	—	—	6
Expenses for Non-Operating Real Estate Owned	86	—	—	86

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended September 30, 2016 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Professional Fees:
Financial reporting - audit, legal and tax	—	—	173	173
Legal - general and enforcement	727	—	42	769
Asset management	—	—	16	16
Other costs	—	—	167	167
Professional Fees	727	—	398	1,125
General and Administrative Expenses:
Payroll related expenses	—	—	1,058	1,058
Insurance expense	20	—	237	257
Rent	—	—	52	52
Other general and administrative costs	—	—	462	462
General and Administrative Expenses	20	—	1,809	1,829
Other Expenses (Income):
Interest expense	650	1,060	591	2,301
Depreciation and amortization expense	—	864	49	913
Loss on disposal of assets, net	2	—	—	2
Recovery of credit losses, net	(129)	—	—	(129)
Loss of unconsolidated subsidiaries	48	—	—	48
Other Expenses	571	1,924	640	3,135
Total Expenses, net	1,680	8,293	2,847	12,820
Net Loss	(1,001)	(1,082)	(2,847)	(4,930)
Net Loss Attributable to Noncontrolling Interests	—	—	19	19
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(539)	(539)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(632)	(632)
Net Loss Attributable to Common Shareholders	$(1,001)	$(1,082)	$(3,999)	$(6,082)

	Three Months Ended September 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$120	$5,485	$—	$5,605
Investment and other income	36	—	—	36
Mortgage loan income, net	477	—	—	477
Total Revenue	633	5,485	—	6,118
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended September 30, 2015 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Payroll related expenses	41	2,670	—	2,711
Cost of sales	—	623	—	623
Property taxes	28	70	—	98
Management fees	15	350	—	365
Other departmental and general and administrative costs	—	1,205	—	1,205
Other costs	112	641	—	753
Operating Property Expenses (exclusive of interest and depreciation)	196	5,559	—	5,755
Expenses for Non-Operating Real Estate Owned:
Property taxes	171	—	—	171
Other costs	66	—	2	68
Expenses for Non-Operating Real Estate Owned	237	—	2	239
Professional Fees:
Financial reporting - audit, legal and tax	4	—	254	258
Legal - general and enforcement	527	—	(63)	464
Asset management	221	—	16	237
Other costs	—	—	196	196
Professional Fees	752	—	403	1,155
General and Administrative Expenses:
Payroll related expenses	(4)	—	1,412	1,408
Insurance expense	32	—	251	283
Rent	—	—	53	53
Other general and administrative costs	10	—	472	482
General and Administrative Expenses	38	—	2,188	2,226
Other Expenses (Income):
Interest expense	908	1,058	443	2,409
Depreciation and amortization expense	1	593	51	645
Gain on disposal of assets, net	(304)	—	—	(304)
Recovery of credit losses, net	(1)	—	—	(1)
Other Expenses (Income)	604	1,651	494	2,749
Total Expenses, net	1,827	7,210	3,087	12,124
Net Loss	(1,194)	(1,725)	(3,087)	(6,006)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(540)	(540)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(583)	(583)
Net Loss Attributable to Common Shareholders	$(1,194)	$(1,725)	$(4,210)	$(7,129)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Nine Months Ended September 30, 2016 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$1,271	$22,119	$—	$23,390
Investment and other income	213	8	23	244
Mortgage loan income, net	332	—	—	332
Total Revenue	1,816	22,127	23	23,966
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	218	8,479	—	8,697
Cost of sales	—	2,511	—	2,511
Property taxes	16	219	—	235
Management fees	43	1,002	—	1,045
Other departmental and general and administrative costs	14	3,802	—	3,816
Other costs	459	2,225	—	2,684
Operating Property Direct Expenses (exclusive of interest and depreciation)	750	18,238	—	18,988
Expenses for Non-Operating Real Estate Owned:
Property taxes	251	—	—	251
Other costs	126	—	—	126
Expenses for Non-Operating Real Estate Owned	377	—	—	377
Professional Fees:
Financial reporting - audit, legal and tax	5	—	707	712
Legal - general and enforcement	1,958	—	55	2,013
Asset management	50	—	88	138
Other costs		—	485	485
Professional Fees	2,013	—	1,335	3,348
General and Administrative Expenses:
Payroll related expenses	—	—	3,591	3,591
Insurance expense	51	—	759	810
Rent	—	—	157	157
Other general and administrative costs	9	—	1,124	1,133
General and Administrative Expenses	60	—	5,631	5,691
Other Expenses (Income):
Interest expense	1,725	3,156	1,780	6,661
Depreciation and amortization expense	506	2,499	147	3,152
Gain on disposal of assets, net	(20)	—	—	(20)
Loss of unconsolidated subsidiaries	238	—	—	238
Recovery of credit losses, net	(249)	—	—	(249)
Other Expenses	2,200	5,655	1,927	9,782
Total Expenses, net	5,400	23,893	8,893	38,186

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Nine Months Ended September 30, 2016 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Provision for income taxes	—	—	2	2
Net Loss	(3,584)	(1,766)	(8,872)	(14,222)
Net Loss Attributable to Noncontrolling Interests	—	—	92	92
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(1,606)	(1,606)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(1,859)	(1,859)
Net Loss Attributable to Common Shareholders	$(3,584)	$(1,766)	$(12,245)	$(17,595)

	Nine Months Ended September 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$941	$20,683	$59	$21,683
Investment and other income	2,186	—	4	2,190
Mortgage loan income, net	1,150	—	—	1,150
Total Revenue	4,277	20,683	63	25,023
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	71	7,872	—	7,943
Cost of sales	—	2,324	—	2,324
Property taxes	195	211	—	406
Management fees	35	1,154	—	1,189
Other departmental and general and administrative costs	—	3,570	—	3,570
Other costs	592	1,948	—	2,540
Operating Property Direct Expenses (exclusive of interest and depreciation)	893	17,079	—	17,972
Expenses for Non-Operating Real Estate Owned:
Property taxes	521	—	—	521
Other costs	327	—	5	332
Expenses for Non-Operating Real Estate Owned	848	—	5	853
Professional Fees:
Financial reporting - audit, legal and tax	11	—	734	745
Legal - general and enforcement	1,680	—	7	1,687
Asset management	434	—	17	451
Other costs	—	—	563	563
Professional Fees	2,125	—	1,321	3,446

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Nine Months Ended September 30, 2015 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
General and Administrative Expenses:
Payroll related expenses	(4)	—	4,667	4,663
Insurance expense	54	—	756	810
Rent	—	—	157	157
Other general and administrative costs	135	—	1,202	1,337
General and Administrative Expenses	185	—	6,782	6,967
Other Expenses (Income):
Interest expense	2,497	3,093	2,050	7,640
Depreciation and amortization expense	1	1,768	158	1,927
Loss on disposal of assets, net	(23)	—	—	(23)
Recovery of credit losses	(10,662)	—	—	(10,662)
Impairment of Real Estate Owned	140	—	—	140
Other Expenses	(8,047)	4,861	2,208	(978)
Total Expenses, net	(3,996)	21,940	10,316	28,260
Net Income (Loss)	8,273	(1,257)	(10,253)	(3,237)
Net Income Attributable to Noncontrolling Interests	(586)	—	—	(586)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(1,601)	(1,601)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(1,714)	(1,714)
Net Income (Loss) Attributable to Common Shareholders	$7,687	$(1,257)	$(13,568)	$(7,138)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of the Class D common stock outstanding as of September 30, 2016 or December 31, 2015.

In addition, at September 30, 2016 and December 31, 2015, the Company had reserved the following number of shares of its authorized but unissued common stock for possible future issuance in connection with the following (in thousands):

	September 30, 2016	December 31, 2015
Exercise and future grants of stock options	2,700	2,700
Exercise of stock warrants	2,000	2,000
Conversion of preferred stock	8,200	8,200
Approved but unissued restricted common stock	1,266	1,565
Total authorized but unissued shares	14,166	14,465

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

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. During the three and nine months ended September 30, 2016 and 2015, we incurred cash dividends on the Series B Preferred Stock of $0.5 million and $1.6 million for each period, respectively.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B Preferred Stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the Series B Preferred Stock. During the three months ended September 30, 2016 and 2015, we recorded amortization of the redemption premium of $0.6 million for each period as a deemed dividend. During the nine months ended September 30, 2016 and 2015, we recorded amortization for the redemption premium of $1.9 million and $1.7 million, respectively.

Share-Based Compensation

During the nine months ended September 30, 2016, we issued options to our employees to purchase an aggregate of 324,500 shares of our common stock under our First Amended and Restated 2010 Employee Stock Incentive Plan (“2010 Stock Incentive Plan”). During the nine months ended September 30, 2016, options to purchase 60,000 shares of our common stock were forfeited in connection with the termination of certain employees. During the three months ended September 30, 2016, the Company’s board

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

approved the issuance of 86,207 shares of restricted common stock under our 2010 Stock Incentive Plan. During the nine months ended September 30, 2016, options to purchase 75,000 shares of our common stock were forfeited in connection with the termination of certain employees. During the nine months ended September 30, 2016, 69,590 unvested restricted stock grants were forfeited upon termination of certain employees. As of September 30, 2016, there were (i) fully vested stock options to purchase 686,667 shares of our common stock, (ii) fully vested warrants to purchase 2,000,000 shares of common stock, and (iii) unvested restricted stock grants for 929,542 shares of common stock. Net stock-based compensation expense relating to our restricted stock and option grants was $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2015, respectively. We did not receive any cash from option or warrant exercises during the three and nine months ended September 30, 2016 or 2015. As of September 30, 2016, there was $1.1 million of unrecognized compensation cost related to the time-based restricted stock and stock options that is expected to be recognized as a charge to earnings over the remaining weighted-average vesting period of 1.65 years.

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

The following table presents a reconciliation of net loss from continuing operations to net loss attributable to common shareholders used in the basic and diluted loss per share calculations for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss from continuing operations	$(4,930)	$(6,006)	$(14,222)	$(3,237)
Net (income) loss attributable to noncontrolling interest	19	—	92	(586)
Preferred dividends (cash and deemed)	(1,171)	(1,123)	(3,465)	(3,315)
Net loss attributable to common shareholders	$(6,082)	$(7,129)	$(17,595)	$(7,138)
Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted loss per common share	15,922,321	15,279,062	15,914,283	15,269,703
Basic and Diluted loss per common share:
Net loss attributable to common shareholders per share	$(0.38)	$(0.47)	$(1.11)	$(0.47)

The following weighted average securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	961	702	957	726
Restricted stock	929	1,551	890	1,427
Warrants to purchase common stock	2,000	2,000	2,000	2,000
Convertible preferred stock	8,200	8,200	8,200	8,200
Total	12,090	12,453	12,047	12,353

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Gabella Development Services Agreements

Under terms of this agreement, Titan is entitled to a (i) pre-development services fees not to exceed $0.4 million, (ii) a development services fee equal to 3.0% of the total project cost (less an agreed-upon land basis of $3.0 million), and (iii) a post-development services fee of between 7% to 10% of the profit realized from the sale of the project. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If Titan makes such an election, the post-development services fee will be based on the fair market value of the project at the time of the election. During the second quarter of 2016, the Company recorded Titan’s post-development services fee $0.7 million in the accompanying condensed consolidated balance sheet as an increase in the asset basis with an offsetting increase to noncontrolling interests. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with phase 1, 2 or 3 of the project prior to our approval to proceed with development of each phase, the agreement is cancelable by us upon 30 days notice to Titan, subject to full payment of (i) the predevelopment services fee for each phase we elect not to develop, (ii) a $0.5 million breakage fee for each phase we elect not to develop, and (iii) any budgeted and approved costs incurred to date. During the three and nine months ended September 30, 2016, we paid Titan zero and $0.3 million, respectively, in development services fees due under these arrangements. During the three and nine months ended September 30, 2015, we paid Titan $0.1 million and $0.4 million, respectively.

Guarantor Recovery

As more fully described in our Form 10-K for the year ended December 31, 2015, we previously received judgments against certain guarantors in connection with their personal guarantees on certain legacy assets. Due to the uncertainty regarding the ability of these guarantors to pay the judgment amounts, we do not record recoveries for any amounts due under such judgments, except to the extent we have received assets without contingencies. In addition, these judgments may be subject to appeal.

We recorded recovery income of $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively, for cash collected under certain settlements. During the three and nine months ended September 30, 2015, we recorded total recovery income of $1,000 and $10.7 million, respectively, relating to cash and or other assets received in connection with such enforcement and collection efforts.

We are continuing to investigate and evaluate the assets of various guarantors. However, the nature, amount and availability of such assets are not determinable as of September 30, 2016 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other enforcement and collection efforts will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

Intercreditor Agreement Claim

The Company and certain of our subsidiaries are defendants in a case that is in the Arizona District Court. The case arose from claims by another creditor of the Justin 123 receivership discussed above, alleging breach of conduct and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit seeks damages totaling $0.3 million, attorney fees, and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined; however, an accrual of $0.3 million is reflected in the financial statements. The Company believes that any liability it may ultimately incur would not have a material adverse effect on its financial condition or its results of operations.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS

Notes Payable

As described further in Note 7, the Company has an outstanding note payable to SRE Monarch in the amount of $5.0 million. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the maturity date or extended maturity date. During the three and nine months ended September 30, 2016, we incurred interest expense on the SRE Note totaling $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2015, we incurred interest expense on the SRE Note totaling $0.1 million and $0.6 million, respectively.

The original maturity date of the SRE Note was April 24, 2015. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date, for which the latest extension was executed on September 23, 2016. The current maturity date is December 22, 2016. The Company paid all accrued interest at the date of each amendment, and incurred various extension fees totaling $0.5 million, of which $0.1 million was paid during the nine months ended September 30, 2015, and $0.4 million was paid during the nine months ended September 30, 2016. The extension fees are being amortized over each extension term. Any unpaid interest is due upon maturity.

Line of Credit

In March 2016 a subsidiary of the Company executed an agreement with SRE Monarch for a revolving secured line of credit facility (“SRE Revolver”). The SRE Revolver had an initial advance limit of $2.5 million subject to an increase to $4.0 million with 12 days written notice and the payment of a $25,000 fee. Additionally, upon each advance, the Company must pay a $50,000 advance fee. Upon entering into the SRE Revolver, the Company paid a facility fee and other closing costs totaling $0.2 million. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. During April 2016, we drew our initial advance in the amount of $2.5 million, and during August 2016 we drew the remaining $1.5 million, in order to provide additional working capital for the Company. Additionally, we negotiated an extension of the SRE Revolver’s maturity date from September 23, 2016 to December 22, 2016 and incurred additional extension fees of $0.2 million to SRE Monarch. In connection with this this line of credit, we incurred total fees during 2016 totaling $0.5 million which have been or are being amortized to interest expense using the effective interest method over the term of the line of credit.

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

During the three months ended September 30, 2016 and 2015, we incurred base consulting fees to JCP of $0.2 million for each period. During the nine months ended September 30, 2016 and 2015, we incurred base consulting fees to JCP of $0.5 million for each period. The consulting fees are included in professional fees in the accompanying condensed consolidated statement of operations. During the three months ended September 30, 2016 and 2015, JCP earned no legacy fees. During the nine months ended September 30, 2016 and 2015, JCP earned legacy fees in the amount of $0.1 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTIES- continued

SRE Fee Agreement

In July 2014, we entered into an agreement with SRE, an affiliate with one of our directors, pursuant to which SRE is entitled to certain fees if we make or enter into loans or investments originated or identified by SRE. The Company made no payments under this agreement during the three or nine months ended September 30, 2016 or 2015.

Investment in Lakeside JV

As described further in Note 5, during 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors by selling equity interests in LDV Holdings, of which $1.4 million was sold to various related parties, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal or other professional fees totaling $0.1 million to that law firm during the three months ended September 30, 2016 and 2015. The Company incurred legal or other professional fees totaling $0.5 million and $0.7 million to that law firm during the nine months ended September 30, 2016 and 2015, respectively. The Company had outstanding accounts payable to that law firm totaling $0.3 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively.

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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real estate assets in the next 12 months, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO assets and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may further increase our leverage.
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

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a carrying value of $151.0 million as of September 30, 2016, comprised primarily of owned property acquired through foreclosure with a carrying value of $150.6 million. Our owned property consists of operating properties, REO held for sale and other REO assets. Our mortgage loans and REO held for sale are being marketed for disposition within the next twelve months. During the nine months ended September 30, 2016, we sold six REO assets (or portions thereof) for $3.4 million, net of selling costs, which resulted in a net gain of approximately $0.1 million, and we sold one mortgage loan for $3.0 million, net of selling costs, which resulted in a net loss of approximately $0.1 million. We also received $7.6 million in principal mortgage payments during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016 we reclassified certain REO assets from operating properties, REO held for development and Other REO to REO held for sale due to management’s decision to dispose of such assets and efforts taken to achieve such disposal.

As of September 30, 2016, our operating properties consisted of the following:

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

•
A 196-unit multi-family residential leasing development located in Apple Valley, Minnesota known as Gabella. The first 98 units of this project were completed and commenced leasing in the fourth quarter of 2015, and the second 98 units were completed and commenced leasing in the first quarter of 2016. The assets and liabilities of this operation are classified as REO held for sale as of September 30, 2016 as a result of management’s decision and actions to market that asset for sale during the second quarter of 2016.

•
A golf course operation in Bullhead City, Arizona which offers golf, spa and food and beverage operations. The assets of this operation are classified as REO held for sale as of September 30, 2016 as a result of management’s decision and actions to market that asset for sale during the second quarter of 2016.

In addition to managing its operating properties and engaging in on-going real estate development activities, management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. We recorded recovery income of $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2016, we repaid a $5.4 million note payable to a bank upon collection of the mortgage receivable that served as collateral for that loan. In addition, we secured a $4.0 million revolving line of credit from a related party, of which the entire balance has been drawn upon and remains outstanding as of September 30, 2016.
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

3.	While we have sought various financing alternatives during the first nine months of 2016, we have been unable to secure new or replacement financing at favorable terms; and

4.
Certain loan guarantee agreements contain a minimum liquidity covenant which has the effect of restricting the use of our cash to fund operations, engage in new development activities or acquire additional assets, thereby negatively impacting our operating results.

Key Operational Aspects

•
Our net losses for the three and nine months ended September 30, 2016 were $4.9 million and $14.2 million, respectively, compared to net losses of $6.0 million and $3.2 million for the three and nine months ended September 30, 2015, respectively.

•	Our total assets were $172.8 million as of September 30, 2016 compared to $185.8 million as of December 31, 2015.

•
Our total revenue increased by $1.8 million to $7.9 million for the three months ended September 30, 2016 from the corresponding period in 2015, and decreased by $1.1 million to $24.0 million for the nine months ended September 30, 2016, from the corresponding period in 2015.

•
We recorded recoveries of credit losses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, compared to $1,000 and $10.7 million, respectively, for the three and nine months ended September 30, 2015.

•
Basic and diluted net loss per common share for the three and nine months ended September 30, 2016 was $0.38 and $1.11, respectively, compared to $0.47 for the three and nine months ended September 30, 2015.

Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Revenues (dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Property Revenue	$7,798	$5,605	$2,193	39.1%	$23,390	$21,683	$1,707	7.9%
Investment and Other Income	73	36	37	102.8%	244	2,190	(1,946)	(88.9)%
Mortgage Loan Income, Net	19	477	(458)	(96.0)%	332	1,150	(818)	(71.1)%
Total Revenue	$7,890	$6,118	$1,772	29.0%	$23,966	$25,023	$(1,057)	(4.2)%

Operating Property Revenue. For the three months ended September 30, 2016, operating property revenue was $7.8 million as compared to $5.6 million for the three months ended September 30, 2015, an increase of $2.2 million, or 39.1%. The increase in operating property revenue for the three month period is primarily attributable to revenues from Gabella, as well as a higher combined average daily rate (“ADR”) at the Company’s hotel properties during the third quarter of 2016. The operating property revenue from Gabella was $0.6 million for the three months ended September 30, 2016 while no Gabella revenues were recorded during the three months ended September 30, 2015. The ADR for the Company’s hotel properties during the three months ended September 30, 2016 was $346, compared to $259 during the same period in 2015. Additionally, the hotel properties increased occupancy to 76.9% during the three months ended September 30, 2016, compared to occupancy of 75.4% during the same period in 2015.

For the nine months ended September 30, 2016, operating property revenue was $23.4 million compared to $21.7 million for the nine months ended September 30, 2015, an increase of $1.7 million or 7.9%. The increase in operating property revenue for the nine month period is primarily attributed to revenues from Gabella, as well as increased ADR at our two hotels, which was partially offset by decreased occupancy as compared to the same period in 2015. The operating property revenue from Gabella was $1.3 million for the nine months ended September 30, 2016 while no Gabella revenues were recorded during the nine months ended September 30, 2015. However, we recorded $1.0 million in revenues from our commercial office building in Texas during the nine months ended September 30, 2015 which was sold in August 2015.The hotels recognized occupancy of 73.9% and ADR of $357 during the nine months ended September 30, 2016, compared to occupancy of 79.4% and an ADR of $290 during the same period in 2015. The completion of our capital improvement project at our two hotels during the second quarter of 2016 was the main driver of both the increase in ADR and decrease in occupancy rates.

Investment and Other Income. For the three months ended September 30, 2016, investment and other income was $73,000 compared to $36,000 for the three months ended September 30, 2015, an increase of $37,000, or 102.8%. The investment and other income for the nine months ended September 30, 2016 was $0.2 million compared to $2.2 million during the same period of 2015, a decrease of $1.9 million or 88.9%. The $1.9 million decrease is primarily attributable to a settlement payment received on a limited guarantee provided by the Company relating to a previous preferred equity investment when the borrower secured a replacement guarantor on the senior loan during the first quarter 2015, as well as the cessation of the limited guarantee quarterly payments in the second quarter of 2015.

Mortgage Loan Income, Net. For the three and nine months ended September 30, 2016, mortgage loan income was $19,000 and $0.3 million, respectively, as compared to $0.5 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, a decrease of $0.5 million, or 96.0%, for the three month period, and $0.8 million, or 71.1%, for the nine month period. The decreases in mortgage loan income for the three and nine months is primarily attributable to a decrease in the balance of our outstanding loan portfolio due to loan sales and payoffs during the second half of 2015 and 2016, coupled with a lower average income-earning portion of our loan portfolio in 2016 resulting from loan payoffs.

Costs and Expenses (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$6,645	$5,755	$890	15.5%	$18,988	$17,972	$1,016	5.7%
Expenses for Non-Operating Real Estate Owned	86	239	(153)	(64.0)%	377	853	(476)	(55.8)%
Professional Fees	1,125	1,155	(30)	(2.6)%	3,348	3,446	(98)	(2.8)%
General and Administrative Expenses	1,829	2,226	(397)	(17.8)%	5,691	6,967	(1,276)	(18.3)%
Interest Expense	2,301	2,409	(108)	(4.5)%	6,661	7,640	(979)	(12.8)%
Depreciation and Amortization Expense	913	645	268	41.6%	3,152	1,927	1,225	63.6%
Recovery of Credit Losses, Net	(129)	(1)	(128)	12,800.0%	(249)	(10,662)	10,413	(97.7)%
Impairment of REO	—	—	—	—%	—	140	(140)	(100.0)%
Loss (Gain) on Disposal of Assets, Net	2	(304)	306	(100.7)%	(20)	(23)	3	(13.0)%
Loss of Unconsolidated Subsidiaries	48	—	48	N/A	238	—	238	N/A
Total Costs and Expenses	$12,820	$12,124	$696	5.7%	$38,186	$28,260	$9,926	35.1%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). Operating property direct expenses were $6.6 million for the three months ended September 30, 2016 compared to $5.8 million for the three months ended September 30, 2015, an increase of $0.8 million, or 15.5%. For the nine months ended September 30, 2016, operating property direct expenses were $19.0 million as compared to $18.0 million for the corresponding period in 2015, an increase of $1.0 million, or 5.7%. The increases in operating property direct expenses were due to the increase in operating property revenues at Gabella and the Company’s hotel properties.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, homeowners’ association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. For the three months ended September 30, 2016, expenses for non-operating real estate owned assets were $0.1 million as compared to $0.2 million for the three months ended September 30, 2015, a decrease of $0.2 million, or 64.0%. For the nine months ended September 30, 2016, expenses for non-operating real estate owned assets were $0.4 million as compared to $0.9 million for the nine months ended September 30, 2015, a decrease of $0.5 million or 55.8%. The decreases are attributable to lower HOA dues, utilities, property taxes, insurance and licensing costs resulting from asset disposals between periods.

Professional Fees. For the three months ended September 30, 2016, professional fees were $1.1 million as compared to $1.2 million for the three months ended September 30, 2015, a decrease of 2.6%. For the nine months ended September 30, 2016 professional fees were $3.3 million as compared to $3.4 million for the nine months ended September 30, 2015, a decrease of 2.8%. For both the three and nine months ended September 30, 2016, the decreases in professional fees is primarily attributed to decreases in asset management costs as a result of asset disposals, partially offset by increased guarantor enforcement costs.

General and Administrative Expenses. For the three months ended September 30, 2016, general and administrative expenses were $1.8 million as compared to $2.2 million for the three months ended September 30, 2015, a decrease of $0.4 million, or 17.8%. For the nine months ended September 30, 2016, general and administrative expenses were $5.7 million as compared to $7.0 million for the nine months ended September 30, 2015, a decrease of $1.3 million or 18.3% The decrease in general and administrative expenses for the three and nine months ended September 30, 2016 is primarily attributed to lower compensation and bonuses, recruiting fees, bank fees and marketing expenses.

Interest Expense. For the three months ended September 30, 2016, interest expense was $2.3 million as compared to $2.4 million for the three months ended September 30, 2015, a decrease of $0.1 million, or 4.5%. For the nine months ended September 30, 2016, interest expense was $6.7 million as compared to $7.6 million for the nine months ended September 30, 2015, a decrease of $1.0 million or 12.8%. The decreases in the three and nine month periods are attributed primarily to the lower average notes payable balances during the respective periods as a result of note payoffs.

Depreciation and Amortization Expense. For the three months ended September 30, 2016, depreciation and amortization expense was $0.9 million as compared to $0.6 million for the three months ended September 30, 2015, an increase of $0.3 million, or 41.6%. The increase during the three months ended September 30, 2016 is primarily attributed to depreciation recorded on the assets related to the capital improvement program at our hotels and restaurants in Sedona. For the nine months ended September 30, 2016, depreciation and amortization expense was $3.2 million as compared to $1.9 million for the corresponding period in 2015. The increase during the nine months ended September 30, 2016 is primarily attributed to the commencement of leasing activities of the Gabella project during that period and the related depreciation recorded on that property before the property was moved to held for sale in the second quarter of 2016, as well as depreciation arising from our capital improvement program at our hotels and restaurants in Sedona.

Loss (Gain) on Disposal of Assets, Net. For the three months ended September 30, 2016, we recorded a loss of $2,000, as compared to a gain of $0.3 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we recorded a gain on the disposal of assets of $20,000 as compared to a gain of $23,000 for the corresponding period in 2015. For the nine months ended September 30, 2016, we sold or otherwise disposed of six REO assets (or portions thereof) for $3.4 million (net of selling costs) and one mortgage note for $3.0 million. During the nine months ended September 30, 2015, we sold or otherwise disposed of two mortgage loans and twenty REO assets (or portions thereof) for $25.3 million (net of selling costs).

Recovery of Credit Losses, Net. For the three months ended September 30, 2016, we recorded recovery of credit losses of $0.1 million, as compared to $1,000 for the three months ended September 30, 2015, an increase of $0.1 million. For the nine months ended September 30, 2016, we recorded recovery of credit losses of $0.2 million as compared to $10.7 million for the same period of 2015. The decrease is due to the substantial recoveries received in the second quarter of 2015 as a result of our receipt of cash and other asset collections resulting from our loan guarantee enforcement activities.

Loss of Unconsolidated Subsidiaries. For the three and nine months ended September 30, 2016, loss of unconsolidated subsidiaries was $48,000 and $0.2 million, respectively. These losses were incurred on our Lakeside JV that was formed in the fourth quarter of 2015, and are due to Lakeside JV’s operational expenses such as taxes and management fees.

Impairment of REO. We recorded no impairment charges on our REO assets for the three and nine months ended September 30, 2016. During the three months ended September 30, 2015, we recorded no impairment charges on our REO assets. During the nine months ended September 30, 2015, we recorded an impairment charge $0.1 million of resulting from our quarterly fair value analysis.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and nine months ended September 30, 2016 and 2015, our reportable segments consisted of the following:

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

Corporate and Other — Consists of our centralized general and administrative and corporate treasury and deposit gathering activities, and interest expense associated with non-property specific debt issuances. This segment also reflects reclassifications and eliminations between our reportable operating segments, if any as well as the carrying value of such assets and the related financing and operating obligations.

A comparative summary and analysis of the financial results for each of our operating segments during the three and nine months ended September 30, 2016 and 2015 follows:

Hospitality and Entertainment Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Consolidated Total	2015	% of Consolidated Total	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$7,211	91.4%	$5,485	89.7%	$22,127	92.3%	$20,683	82.7%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	6,369	95.8%	5,559	96.6%	18,238	96.1%	17,079	95.0%
Total Operating Expenses	6,369		5,559		18,238		17,079
Net Operating Income (Loss)	842		(74)		3,889		3,604
Net Operating Income (Loss) % of Revenue	11.7%		(1.3)%		17.6%		17.4%
Other Expenses:
Interest Expense	1,060	46.1%	1,058	43.9%	3,156	47.4%	3,093	40.5%
Depreciation and Amortization Expense	864	94.6%	593	91.9%	2,499	79.3%	1,768	91.7%
Other Expenses	1,924		1,651		5,655		4,861
Total Expenses	8,293	65.7%	7,210	59.5%	23,893	62.9%	21,940	77.6%
Net Loss	$(1,082)	22.9%	$(1,725)	28.7%	$(1,766)	12.6%	$(1,257)	38.8%

For the three months ended September 30, 2016 and 2015, the hospitality and entertainment operations segment revenues were $7.2 million and $5.5 million, respectively. The increase in revenue for the three months ended September 30, 2016 was primarily attributable to a higher combined ADR at the Company’s hotel properties. The ADR for the Company’s hotel properties during the three months ended September 30, 2016 was $346, compared to $259 during the same period in 2015. Additionally, the hotel properties increased occupancy to 76.9% during the three months ended September 30, 2016, compared to occupancy of 75.4% during the same period in 2015. For the nine months ended September 30, 2016 and 2015, the hospitality and entertainment operations segment revenues were $22.1 million and $20.7 million, respectively. The increase in operating property revenue for the nine month period was primarily attributed to increased ADR at our two hotels, which was partially offset by decreased occupancy as compared to the same period in 2015. The hotels achieved an aggregate occupancy rate of 73.9% and ADR of $357 during the nine months ended September 30, 2016, compared to an aggregate occupancy rate of 79.4% and an ADR of $290 during the same period in 2015. The completion of our capital improvement project at our two hotels during the second quarter of 2016 is the main driver of the higher ADR and lower occupancy rates.

For the three months ended September 30, 2016, the golf course operation saw an overall decrease in revenues of 5.8%, attributable to a 15.5% decrease in golf and related revenue per round ($70.38 and $83.31 for the three months ended September 30, 2016 and 2015, respectively), partially offset by a 11.5% increase in total rounds played (3,312 and 2,971 for the three months ended September 30, 2016 and 2015, respectively).

For the nine months ended September 30, 2016, the golf course operation saw an overall decrease in revenues of 6.5%, attributable to a 7.6% decrease in golf and related revenue per round ($72.51 and $78.50 for the nine months ended September 30, 2016 and 2015, respectively), partially offset by a 1.3% increase in total rounds played (22,845 and 22,558 for the nine months ended September 30, 2016 and 2015, respectively).

For both the three and nine months ended September 30, 2016, the decrease in per round rates was primarily attributed to unfavorable weather conditions and an unfavorable mix in play between members and non-members, as club members pay lower green fees than non-members.

The increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues for the three and nine months ended September 30, 2016 as compared to the same period for 2015 is attributable to increased revenues at our hotel operations coupled with a lack of other income-producing assets and our continued efforts to sell assets and loans in our legacy portfolio. Unless and until we are able to generate sufficient liquidity and cash flow to make income-producing investments in other operating segments, the hospitality and entertainment operations segment is expected to be our primary source of total revenue.

For the three and nine months ended September 30, 2016 and 2015, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income (loss) for the segment as a percentage of related revenue was 11.7% and (1.3)% for the three months ended September 30, 2016 and 2015, respectively, and 17.6% and 17.4% for the nine months ended September 30, 2016 and 2015, respectively. The increase in net operating income percentages for the three and nine months ended September 30, 2016, as compared to the same period in 2015, was primarily attributed to increased revenue and lower labor and equipment cost at the hotels due to the completion of the capital improvement project.

After interest, depreciation and amortization expenses, the hospitality and entertainment operations segment contributed pretax losses of $1.1 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and net losses of $1.8 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Consolidated Total	2015	% of Consolidated Total	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$679	8.6%	$633	10.3%	$1,816	7.6%	$4,277	17.1%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	276	4.2%	196	3.4%	750	3.9%	893	5.0%
Expenses for Non-Operating Real Estate Owned	86	100.0%	237	99.2%	377	100.0%	848	99.4%
Professional Fees	727	64.6%	752	65.1%	2,013	60.1%	2,125	61.7%
General and Administrative Expenses	20	1.2%	38	1.7%	60	1.1%	185	2.7%
Other Expenses (Income):
Interest Expense	650	28.2%	908	37.7%	1,725	25.9%	2,497	32.7%
Depreciation and Amortization Expense	—	—%	1	0.2%	506	16.1%	1	0.1%
Loss (Gain) on Disposal of Assets, Net	2	100.0%	(304)	100.0%	(20)	100.0%	(23)	100.0%
Recovery of Credit Losses, Net	(129)	100.0%	(1)	100.0%	(249)	100.0%	(10,662)	100.0%
Impairment of Real Estate Owned	—	—%	—	—%	—	—%	140	100.0%
Loss of Unconsolidated Subsidiaries	48	100.0%	—	—%	238	100.0%	—	—%
Total Expenses (Income), net	1,680	13.3%	1,827	15.1%	5,400	14.2%	(3,996)	(14.1)%
Net (Loss) Income	(1,001)	21.2%	(1,194)	19.9%	(3,584)	25.6%	8,273	(255.6)%
Net Income Attributable to Noncontrolling Interests	—	—%	—	—%	—	—%	(586)	100.0%
Net (Loss) Income Attributable to Common Shareholders	$(1,001)	17.0%	$(1,194)	16.7%	$(3,584)	20.6%	$7,687	(107.7)%

For the three months ended September 30, 2016 and 2015, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 8.6% and 10.3% of total consolidated revenues, respectively. For the nine months ended September 30, 2016 and 2015, this segment contributed 7.6% and 17.1% of total consolidated revenues, respectively. The decrease in segment revenue as a percentage of total revenue during the three and nine months ended September 30, 2016 resulted primarily from (i) reduced mortgage loan and investment income due to real estate asset sales and payoffs of certain mortgage loans, and (ii) a settlement payment received in the first quarter of 2015 when we were removed as a guarantor on one of our borrower’s loans and the termination of the related guarantee payments in the second quarter of 2015. These revenue decreases were partially offset by an increase in Gabella lease revenues due to the completion of the second phase of the Gabella project in the first quarter of 2016.

The Mortgage and REO - Legacy Portfolio and Other Operations segment contributed $1.7 million and $1.8 million of total consolidated expenses for the three and nine months ended September 30, 2016 and 2015, respectively. This segment contributed $5.4 million of total consolidated expenses for the nine months ended September 30, 2016 and reduced total consolidated expenses of $4.0 million for the same period of 2015. The increase in net expenses for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, was primarily due to (i) reduced recoveries from prior credit losses through asset collections from guarantors and the assignment of equity interests as a result of our enforcement and collection efforts during the second quarter of 2015, (ii) increases in operating property expenses due to higher fixed expenses associated with Gabella residential leasing operations during the three and nine months ended September 30, 2016, compared to expenses associated with our commercial leasing operations during the same periods in 2015, and (iii) higher depreciation and amortization expense as Gabella’s residential leasing assets were depreciated prior to being classified to REO held for sale late in the second quarter of 2016, partially offset by (i) reduced expenses for non-operating real estate owned due to sales of certain legacy assets, and (ii) a decrease in interest expense due to the payoff of two non-recourse loans totaling $28.8 million secured by certain legacy assets during the fourth quarter of 2015. The segment recognized recoveries of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, compared to $1,000 and $10.7 million for the three and nine months ended September 30, 2015, respectively.

After interest, depreciation and amortization expenses, and recoveries of credit losses, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed net losses of $1.0 million and $3.6 million to the total consolidated net losses for the three and nine months ended September 30, 2016, respectively, and contributions of a net loss of $1.2 million and net income of $8.3 million to the total consolidated net losses for the three and nine months ended September 30, 2015, respectively.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan portfolio.

Corporate and Other

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Consolidated Total	2015	% of Consolidated Total	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$—	—%	$—	—%	$23	0.1%	$63	0.3%
Expenses:
Expenses for Non-Operating Real Estate Owned	—	—%	2	0.8%	—	—%	5	0.6%
Professional Fees	398	35.4%	403	34.9%	1,335	39.9%	1,321	38.3%
General and Administrative Expenses	1,809	111.0%	2,188	98.3%	5,631	102.5%	6,782	97.3%
Interest Expense	591	25.7%	443	18.4%	1,780	26.7%	2,050	26.8%
Depreciation and Amortization Expense	49	5.4%	51	7.9%	147	4.7%	158	8.2%
Provision for Income Taxes	—	—%	—	—%	2	100.0%	—	—%
Total Expenses	2,847	22.6%	3,087	25.5%	8,895	23.4%	10,316	36.5%
Net Loss	(2,847)	60.2%	(3,087)	51.4%	(8,872)	63.3%	(10,253)	316.7%
Net Loss Attributable to Noncontrolling Interests	19	100.0%	—	—%	92	100.0%	—	—%
Cash Dividend on Redeemable Convertible Preferred Stock	(539)	100.0%	(540)	100.0%	(1,606)	100.0%	(1,601)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(632)	100.0%	(583)	100.0%	(1,859)	100.0%	(1,714)	100.0%
Net Loss Attributable to Common Shareholders	$(3,999)	68.0%	$(4,210)	59.1%	$(12,245)	70.4%	$(13,568)	190.1%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment does not generate any material revenues for the Company.

During the three months ended September 30, 2016 and 2015, the expenses in this segment were $2.8 million and $3.1 million, respectively, or 22.6% and 25.5% of the Company’s consolidated expenses. The decline in expenses for this period was primarily attributable to reduced general and administrative costs due to reductions in compensation and related expenses and marketing expenses, as well as a reduction in due diligence expenses. During the nine months ended September 30, 2016 and 2015, the expenses in the Corporate and Other segment were $8.9 million and $10.3 million, respectively, or 23.4% and 36.5% of the Company’s consolidated expenses. The decline in expenses for the nine month period is primarily attributable to (i) a decrease in interest expense due to the reduction of our outstanding notes payable balances; and (ii) reduced general and administrative costs due to reductions in compensation and related expenses, bank fees, and due diligence expenses.

As a result of the above, for the three months ended September 30, 2016 and 2015, the Corporate and Other segment contributed losses of $2.8 million and $3.1 million to the Company’s consolidated net loss, respectively. This segment contributed losses of $8.9 million and $10.3 million to the Company’s consolidated net loss for the nine months ended September 30, 2016 and 2015, respectively.

Real Estate Owned, Lending Activities, and Loan and Borrower Attributes

Operating Properties and Real Estate Held for Development or Sale

At September 30, 2016, we held total operating properties and REO assets of $150.6 million, of which $45.9 million were held for sale, $89.3 million were held as operating properties and $15.5 million were classified as other real estate owned. At December 31, 2015, we held total operating properties and REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties and $27.7 million were classified as other real estate owned. Our properties are located in Arizona, Minnesota, New Mexico, Texas and California.

During the nine months ended September 30, 2016, we sold six REO assets (or portions thereof) for $3.4 million (net of selling costs), resulting in a total net gain of $0.1 million. During the nine months ended September 30, 2015, we sold twenty REO assets (or portions thereof) for $28.2 million (net of selling costs), resulting in a net gain of $0.1 million.

The Company commenced a capital improvement program at its hospitality properties in Sedona, Arizona during the second quarter of 2015 which was substantially completed during the second quarter of 2016. We have incurred total project costs of $11.2 million through September 30, 2016, of which $5.0 million was incurred during the nine months ended September 30, 2016.

During the fourth quarter of 2015, the first phase of our Gabella multifamily project began leasing operations. The second and final phase of Gabella commenced leasing operations in March 2016. During the nine months ended September 30, 2016, we incurred development costs for Gabella totaling $2.5 million.

During the second quarter of 2016, we reclassified our golf course and restaurant operation in Bullhead City, Arizona and our Gabella multi-family housing operation in Apple Valley, Minnesota to REO held for sale as a result of management’s decision and actions to dispose of such assets. These operations are expected to sell during the fourth quarter of 2016, and remain classified as REO held for sale as of September 30, 2016.

As noted in Note 4 to our condensed consolidated financial statements, in the fourth quarter of 2015, one of the Company’s subsidiaries, LDV Holdings, entered into a joint venture with PCD for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). The intent of Lakeside JV is to sell town home, single family residential and hotel lots. Under the Lakeside JV limited liability company agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. PCD’s principal has provided a limited guaranty to the Company for performance in the case of certain defaults by PCD.

As of September 30, 2016, the Company had contributed $3.6 million to Lakeside JV and is obligated to contribute an additional $0.6 million over the life of the development project, per the project’s initial operating budget.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which may result in the reclassification of a greater portion of our REO assets as held for sale.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying condensed consolidated financial statements for additional information.

Lending Activities

As of September 30, 2016, our loan portfolio consisted of three first mortgage loans with an aggregate carrying value of $0.4 million, of which two such loans have a zero carrying value. In comparison, as of December 31, 2015, our loan portfolio consisted of six first mortgage loans with an aggregate carrying value of $11.1 million. During the nine months ended September 30, 2016, we sold one loan for $3.0 million (net of selling costs), which resulted in a loss of $0.1 million and received principal payoffs totaling $7.6 million. We did not originate any loans during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we originated (and subsequently sold in the same quarter) one new loan in connection with the partial financing of an asset sale, foreclosed on two loans in default with a carrying value of $0.9 million, and sold four loans with a carrying value of $27.4 million for a net loss of $0.1 million. As of September 30, 2016 and December 31, 2015, the valuation allowance represented 97.2% and 53.6%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

As of September 30, 2016, the collateral for our portfolio loans is located in New Mexico and California. As of December 31, 2015, 96.9% of our portfolio loan carrying value was attributed to collateral located in Arizona and California. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited and we expect little change in our loan portfolio profile in future periods until such time. The change year over year in the geographic diversification of our loans is primarily attributed to loan payoffs and sales.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding our loan portfolio.

Interest Rate Information

At September 30, 2016, one of our three loans was performing and had an aggregate principal balance of $0.4 million and a contractual annual interest rate of 11.0%. At December 31, 2015, four of our six loans were performing and had an aggregate principal balance of $11.1 million and a weighted average annual interest rate of 10.5%.

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

As of September 30, 2016, the original projected end-use of the collateral under our loans was comprised of 97.2% residential and 2.8% commercial. As of December 31, 2015, the original projected end-use of the collateral under our loans was comprised of 65.9% residential, 31.4% mixed-use and the balance commercial.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of September 30, 2016, the outstanding principal and interest balance of our portfolio loans, net of the valuation allowance, have scheduled principal paydowns or maturities as follows:

Quarter	Outstanding Balance	Percent	#
Matured	$12,682	97.2%	2
2020 and thereafter	370	2.8%	1
Total Principal and Interest	13,052	100.0%	3
Less: Valuation Allowance	(12,682)
Net Carrying Value	$370
The entire balance of the matured loans has been fully reserved.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding loan modifications.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At September 30, 2016, two of the three loans held in our loan portfolio were in default and fully reserved. We may exercise enforcement action which could lead to foreclosure or other disposition with respect to those loans. However, the completion and/or timing of any enforcement action with respect to these loans is dependent on several factors, including, but not limited to, applicable state statutes, potential bankruptcy filings by the borrowers, and the nature and extent of existing liens against such real estate collateral.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of September 30, 2016 is presented in Note 6 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we did not record a non-cash provision for credit losses on our loan portfolio during the three or nine months ended September 30, 2016. However, we recorded net recoveries of credit losses of $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively, and net recoveries of credit losses of $1,000 and $10.7 million during the three and nine months ended September 30, 2015, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We did not record any impairment charges for real estate owned during the three or nine months ended September 30, 2016 and for the three months ended September 30, 2015. We recorded an impairment charge of $0.1 million for real estate owned during the nine months ended September 30, 2015.

As of September 30, 2016 and December 31, 2015, the valuation allowance totaled $12.7 million and $12.9 million, respectively, representing 97.2% and 53.6%, respectively, of the total outstanding loan principal and accrued interest balances.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield although we may employ such leverage in the future if deemed appropriate.

Current and Anticipated Borrowings and Activity

During 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater for three loans in the aggregate principal amount of $78.8 million for the purposes of refinancing 1) the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC and 2) the Company’s $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs. The Company used $4.0 million of the Calmwater loan proceeds to fund a portion of its $11.5 million equity commitment for the construction of Gabella and $2.0 million to complete the capital improvement program at the Company’s hotel properties and restaurants located in Sedona, Arizona, which commenced in the second quarter of 2015 and was substantially completed during the second quarter of 2016. The balance of the loan proceeds was used for working capital, reserves and certain fees.

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

The Sedona Loan contains customary affirmative and negative covenants, including, but not limited to: (i) a $5.0 million liquidity balance during 2016. During the period ended September 30, 2016, we sought and obtained a waiver to temporarily reduce the minimum liquidity covenant to $3.0 million through December 31, 2016; (ii) a minimum net worth of the Company of no less than $50.0 million; and (iii) DSCR and minimum NOI requirements measured on a trailing 12 month basis. During the three months ended March 31, 2016, the hotels did not meet these DSCR and NOI requirements during the first quarterly measurement period, for which the lender provided a one-time forbearance through June 30, 2016. The hotels subsequently satisfied these DSCR and NOI requirements during the second and third quarterly reporting periods. For purposes of the minimum net worth requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholder’s equity. The Sedona Loan also requires the Company to fund customary annual interest, tax, insurance, and FF&E reserve accounts, each of which are pledged as additional collateral. Additional construction reserves were required in connection with the capital improvement program as well as funding for contractor liens filed in connection with the project. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal to 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a 0.50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without prepayment premium costs.

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

Exchange Notes

Under the terms of a previous class action settlement, we conducted an offering of our five-year, 4%, unsecured notes in exchange for common stock held by participating shareholders (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) with an aggregate face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on an imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $2.2 million and $2.8 million as of September 30, 2016 and December 31, 2015, respectively. This discount amount is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the nine months ended September 30, 2016 totaled $0.5 million. Interest is payable quarterly in arrears each January, April, July and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Notes Payable and Special Assessment Obligations, Assets Held for Sale

During the second quarter of 2016, the Company reclassified certain of its assets to REO held for sale as a result of management’s decision and actions to dispose of such assets. In accordance with GAAP, we similarly reclassified the corresponding debt relating to such assets which includes each of the following notes payable and special assessment obligations. In addition to these liabilities, we have a $4.0 million line of credit obligation due to a related party as described below whose payoff is tied to the sale of certain assets held for sale. We have classified that indebtedness in notes payable to related parties in the accompanying condensed consolidated balance sheet.

Construction Loan

In October 2014, IMH Gabella secured a $24.0 million construction loan in connection with the Gabella development from Ozarks. The Company has made draws totaling $22.1 million on the Construction Loan as of September 30, 2016 and does not expect any further draws to be made as the project is complete. The Construction Loan is secured by a first lien mortgage on the project, as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of September 30, 2016 and December 31, 2015, the total carrying value of the land and improvements totaled $25.7 million and $27.8 million, respectively. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points, or (ii) 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on the outstanding principal commenced on November 1, 2014 and monthly payments of principal and interest will commence on the earlier of (i) December 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement).

The Construction Loan is also subject to a completion and repayment carve-out guaranty by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million throughout the term of the loan. At various times during 2016 and as of September 30, 2016, we fell below the $7.5 million liquidity requirement, resulting in a non-compliance event under the terms of our guaranty. The lender has, to-date, not taken any enforcement action with respect to this non-compliance event.

Special Assessment Obligations

As of September 30, 2016 and December 31, 2015, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $3.9 million and $4.1 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.1 million and $3.2 million as of September 30, 2016 and December 31, 2015, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.3 million at September 30, 2016.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.9 million as of September 30, 2016 and December 31, 2015. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate consisting of 7 acres of unentitled land located in Dakota County, Minnesota, with a carrying value of $3.7 million at September 30, 2016.

The responsibility for the repayment of each of the foregoing special assessment obligations rests with the owner of the property and would transfer to the buyer of the related real estate upon sale. Accordingly, if the assets to which these obligations relate are sold before the full amortization period of such obligations, the Company would be relieved of any further liability since the buyer would assume the remaining obligations. Nevertheless, these special assessment obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time. During the nine months ended September 30, 2016, we made principal repayments in the amount of $0.2 million on these special assessment obligations.

Development Assistance Note Payable

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the EDA. Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan. As of September 30, 2016 and December 31, 2015, the total amount advanced to us under the EDA loan agreement was $0.8 million. In no event is the EDA loan to exceed the amount received from Dakota County, Minnesota, for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011. The special assessment taxes and related statutory penalties and interest were fully repaid as of December 31, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is paid in full or is forgiven by the EDA. The Company met its performance obligation to complete the Gabella project prior to April 30, 2016, and has received a certificate of occupancy for the project. Accordingly, during the third quarter of 2016, the EDA forgave the $0.8 million loan balance and related accrued interest of $0.1 million. The loan forgiveness was treated as a reduction to our Gabella asset cost basis due to the nature and intent of the funding under this loan.

In order to retain the benefits received under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of the EDA.

This would also require a buyer’s consent to assume any ongoing obligations under the business subsidy agreement. Subsequent to September 30, 2016, we sought and received such consents in connection with the anticipated sale of a portion of the property known as Galante and anticipate receiving such consents in connection with Gabella.

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
Note Payable to Related Party

In December 2014, the Company borrowed $5.0 million from SRE Monarch pursuant to an unsecured non-revolving credit facility (“SRE Note”). The Company used the loan proceeds to make a scheduled payment under the Company’s then-senior loan. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the or extended maturity date.

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Company’s then-senior loan. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date. The current maturity date is December 22, 2016. The Company paid all accrued interest at the date of each amendment and incurred various extension fees totaling $0.5 million for the nine months ended September 30, 2016 and 2015. Any unpaid interest is due upon maturity.

Revolving Line of Credit with Related Party

In March 2016, a subsidiary of the Company executed an agreement with SRE Monarch for a revolving secured line of credit facility (“SRE Revolver”). The SRE Revolver bears interest at a per annum base rate of 5% and matures on the earliest to occur of (i) December 22, 2016, (ii) the sale of the land serving as collateral under the SRE Revolver, or (iii) the sale of Gabella. The SRE Revolver is secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million, and is guaranteed by the Company. The SRE Revolver had an initial advance limit of $2.5 million subject to an increase to $4.0 million upon 12 days written notice and the payment of certain fees. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. Upon entering into the SRE Revolver, the Company paid a facility fee and other closing costs totaling approximately $0.2 million. During April 2016, we drew our initial advance in the amount of $2.5 million, and during August 2016 we drew the remaining $1.5 million, in order to provide additional working capital for the Company. We have incurred total fees in connection with the SRE Revolver during 2016 of $0.5 million.

In the event of a sale of the land serving as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"), we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds. In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. As of September 30, 2016, the Company reclassified the collateral to REO held for sale.

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

Debt

As of September 30, 2016 and December 31, 2015, certain of our unconsolidated limited liability companies and partnerships had outstanding indebtedness to third parties, all of which are non-recourse to us.
In certain instances, we provide “non-recourse carve-out guarantees” on certain non-recourse loans to certain subsidiaries. Certain of these loans have variable interest rates, which creates exposure in the form of market risk due to interest rate changes. As of September 30, 2016, we have provided guarantees for the following debt:

•
In October 2014, the Company entered into certain limited carve-out, completion and repayment guaranty agreements in connection with the Construction Loan between IMH Gabella and Ozarks. Pursuant to these guaranty agreements, the Company is responsible in the event of default, up to $12.0 million, which will be reduced to $6.0 million in the event that the Gabella project has stabilized rent for six months. Since the Company believes that the current fair value of the Gabella project exceeds the note amount due under the Construction Loan, the Company believes that it has no outstanding risk on these guarantees as of September 30, 2016.

•
In January 2015, the Company entered into a limited guaranty agreement in connection with the $50.0 million loan secured by our hotels and restaurants in Sedona, Arizona pursuant to which the Company is responsible in the event of default up to the entire loan amount of $50.0 million, as well as all required insurance and tax reserves. Since the Company believes that the current fair value of the property, which is secured by the lien, exceeds the note amount due under this loan, the Company believes that it has no outstanding risk on the guaranty as of September 30, 2016.

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

Under the terms of our Gabella construction loan, the Company is required to maintain a minimum liquidity balance of $7.5 million. As of September 30, 2016 and at various times during 2016, we fell below the $7.5 million liquidity threshold resulting in a non-compliance event under the terms of a related guarantor agreement, which resulted further in a non-compliance event under the terms of our Certificate of Designation. While the lender has not taken any enforcement action regarding this non-compliance event, and we have obtained a waiver from our preferred shareholders for this non-compliance event under the Certificate of Designation, the non-compliance event could have a material adverse effect on our business, results of operations and financial position. We are also subject to a $5.0 million minimum liquidity balance for the calendar year 2016 in connection with a loan secured by our Sedona hospitality assets. During the period ended September 30, 2016, we sought and obtained a waiver to temporarily reduce the minimum liquidity covenant to $3.0 million through December 31, 2016.

The lender on our hospitality properties in Sedona, Arizona requires the hotel operations to meet certain DSCR and NOI requirements measured on a quarterly basis. Due to the operational impact of the capital improvement project at the Sedona hospitality assets, the hotel operations did not meet these DSCR and NOI requirements during the quarterly measurement period in the first quarter of 2016, for which the lender provided a one-time forbearance. While the hotel operations met the DSCR and NOI requirements during the second and third quarterly reporting periods, there is no assurance that the hotel operations will meet the liquidity, DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted.

Unless and until we generate additional liquidity from the disposition of our assets or operations from our operating properties, we will likely need to seek additional short-term debt or alternative financing to fund our operations.

At September 30, 2016, we had cash and cash equivalents of $6.5 million and restricted cash and cash equivalents of $2.3 million, as well as REO held for sale totaling $45.9 million and loans held for sale of $0.4 million. The proceeds from these items, coupled with revenues generated from our operating properties, and proceeds from the issuance of debt, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our requirements for liquidity as of and for the nine months ended September 30, 2016.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $5.7 million for the nine months ended September 30, 2016 compared to $9.8 million for the nine months ended September 30, 2015. Cash flows from operating activities consist primarily of cash generated from our operating properties, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, consulting fees, general and administrative expenses, non-cash recoveries, interest incurred on our notes payable, and other operating expenses.
Cash Provided By Investing Activities
Net cash provided by investing activities was $3.4 million for the nine months ended September 30, 2016 compared to $24.7 million for the nine months ended September 30, 2015. Primary sources of cash from investing activities for 2016 included $6.5 million from sales of REO assets and mortgage loans, and $7.6 million from the payoffs of mortgage loans, offset by $10.7 million in investments in real estate properties owned. Primary sources of cash from investing activities for nine months ended September 30, 2015 primarily consisted of proceeds from mortgage loan sales of $27.4 million and proceeds from asset sales and recoveries of $17.2 million, offset by capital costs paid for REO assets of $19.9 million.
Cash Provided by (Used In) Financing Activities
Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2016 compared to cash used in financing activities of $7.5 million for the nine months ended September 30, 2015. During 2016, we drew financing proceeds of $9.2 million from our construction loan and our related party line of credit, repaid notes payable totaling $5.6 million, paid debt issuance costs of $0.9 million, and paid preferred dividends of $1.6 million. During the nine months ended September 30, 2015, we generated $88.3 million from the issuance of notes payable which was partially offset by an increase in restricted cash of $29.9 million, the repayment of notes payable of $61.8 million, debt issuance costs of $3.1 million and preferred dividend payments of $1.1 million.

Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  As of September 30, 2016, there have been no significant changes in our critical accounting policies from December 31, 2015, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, utilizing the 2013 framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of September 30, 2016.

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

In 2014, IMH Gabella, a joint venture of the Company, secured a construction loan in connection with the development of the Gabella multi-family project in Apple Valley, Minnesota. The construction loan is subject to a completion and repayment carve-out guarantee by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million. On various occasions during 2016, we fell below the $7.5 million liquidity threshold resulting in a non-compliance event under the terms of the guarantor agreement relating to the construction loan, which resulted further in a non-compliance event under the terms of our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (“Certificate of Designation”). While the lender has not taken any enforcement action regarding this non-compliance event, and we have obtained a waiver from our preferred shareholders for this non-compliance event under the Certificate of Designation, the non-compliance event could have a material adverse effect on our business, results of operations and financial position.

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
10.50
Sixth Amendment to Loan Agreement between IMH Financial Corporation, a Delaware corporation and SRE Monarch Lending, LLC, a Delaware limited liability company, dated September 23, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 29, 2016 incorporated by reference).

10.51
First Amendment to Loan Agreement between Buena Yuma LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated September 23, 2016 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 29, 2016 incorporated by reference).

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

Date:	November 10, 2016	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman of the Board	November 10, 2016
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	November 10, 2016
Samuel J. Montes	and Principal Accounting Officer)