Form 10-K
period 2016-12-31
IMH Financial Corp
filed 2017-04-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

The registrant had 920,314 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 24,314,376 outstanding common shares as of April 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated by Reference
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its 2017 Annual Meeting of Shareholders.

IMH Financial Corporation
2016 Form 10-K Annual Report

(1)
These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2016, portions of which are incorporated by reference herein.

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

In this Annual Report, “IMHFC”, the “Company”, “we”, “us” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries.

Our Company

We are a real estate investment and finance company focusing on investments in commercial, hospitality, industrial and residential real estate and mortgages secured by such assets. We are engaged in developing, managing, and either holding for investment or disposing of real property acquired through investment, foreclosure or other means. The Company seeks opportunities to invest in real estate-related platforms or projects in partnership with other experienced real estate investment firms, and to sponsor and co-invest in real estate mortgages and other real estate-based investment vehicles. Our current business strategy is designed to re-establish the Company’s access to significant investment capital for investment purposes, whether through debt or equity issuance, in order to improve the performance of our portfolio. By increasing the level and quality of the assets in our portfolio, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on its investments and ultimately provide enhanced opportunity for liquidity.

Recent Developments

While the Company made progress in 2016 in addressing its on-going portfolio enforcement and monetization objectives, we continued to incur operating losses due primarily to (i) the Company’s limited ability to acquire or develop sustainable income- producing assets, (ii) our significant debt service costs, (iii) required dividend payments to the holders of our preferred shares, and (iv) significant expenses incurred in connection with our loan and guaranty enforcement activities. Additionally, as a result of significant capital investments made in our operating assets during 2015 and 2016, the Company’s cash resources were significantly constrained throughout most of 2016. As described below, our liquidity position improved significantly as a result of the sale of certain assets in late 2016 and early 2017.

Operations and Investments

During 2016, management continued to implement its on-going initiatives to support the Company’s financial and operational goals. Management continued to aggressively pursue enforcement against current and former defaulted borrowers through foreclosure actions and recovery of other guarantor assets. As of December 31, 2016, substantially all of the Company’s REO assets (assets held for sale, assets held for development, operating properties and other real estate owned) were obtained through foreclosure or related processes.

A significant component of the Company’s business during 2016 continued to be its operation of two hotels located in Sedona, Arizona (the “Sedona hotels”) acquired through deed-in-lieu of foreclosure in 2013, both of which underwent a significant renovation project which began in June 2105 and was completed in the first half of 2016. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”). L'Auberge has been the recipient of multiple hospitality industry awards and accolades over the years, including selection to Conde Nast Traveler’s 2015 and 2016 Reader’s Choice Awards - #1 of Top Hotels in the Southwest; Best Fall-Winter Getaways by Forbes Life; and 15 Most Romantic Getaways in America by NYPost.com. The other Sedona properties are the Orchards Inn (“Orchards”), a 70-room limited-service hotel, and an adjacent restaurant. In February 2017, we sold our Sedona properties to DiamondRock Hospitality Company (“DiamondRock”) (NYSE:DRH) for $97.0 million, generating net proceeds to the Company of $45.0 million after payoff of the related mortgage and closing costs realizing a gain on sale of approximately $7.0 million. We expect to invest the sale proceeds into new income producing real estate investments. We also have entered into a five-year agreement with DiamondRock to provide hotel management services to L’Auberge and Orchards with options for renewal.

In March 2016, we completed construction of a 196-unit joint venture apartment project in Apple Valley, Minnesota, known as Gabella (“Gabella”) which we sold to a third party in December 2016 for $38.5 million realizing a gain on sale of $9.7 million. We utilized the net sale proceeds to pay off the related construction loan of $21.0 million and other Company indebtedness of $9.0 million.

In the fourth quarter of 2015, the Company entered into a joint venture with a southern California-based real estate developer, Park City Development, LLC (“PCD”), to acquire 140 acres in Deer Valley, Utah. In January 2017, we acquired PCD’s 10% minority interest in the project for $0.7 million and have assumed full control of the daily management, marketing and disposition activities. We are currently developing, entitling and marketing the mixed use development for sale.

Senior Debt Restructuring, Refinancing and Retirement

In the fourth quarter of 2016, we repaid two loans from a related party in the aggregate amount of $9.0 million, as well as a $21.0 million construction loan. As a result of our refinancing activities and asset sales, we have recently retired $81 million of our secured and unsecured debt with a weighted average interest rate of 7.1%. As of March 31, 2017, the Company has outstanding indebtedness of $19.7 million, of which $10.2 million consists of exchange notes to shareholders with coupon interest at 4% and an April 2019 maturity. The balance of the remaining debt is expected to be retired upon sale of the underlying REO assets. We intend to seek new market-rate leverage in 2017 to improve the levered returns on our portfolio investments.

Sale of Series B-2 Preferred Shares

On April 11, 2017, JPMorgan Chase Funding Inc., a Delaware corporation (“Chase Funding”), an affiliate of JPMorgan Chase & Co., purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch, LLC (“SRE Monarch”) pursuant to a Preferred Stock Purchase Agreement among the Company, Chase Funding and SRE Monarch (“Series B-2 Purchase Agreement”). Pursuant to the Series B-2 Purchase Agreement, the Company paid SRE Monarch all accrued and unpaid dividends on the Series B Preferred Shares and $304,000 as an expense reimbursement. In connection with this transaction, the Company’s board of directors approved for filing with Secretary of State of the State of Delaware, an Amended and Restated Certificate of Designation of the Cumulative Convertible Series B-1 Preferred Stock and Cumulative Convertible Series B-2 Preferred Stock (“Restated Certificate of Designation”) pursuant to which Chase Funding replaced SRE Monarch as the holder of the Company’s Series B-2 Preferred Stock and, in general, succeeded to the rights of SRE Monarch thereunder. Concurrent with the execution of the Series B-2 Purchase Agreement, the Company, JCP Realty Partners, LLC, Juniper NVM, LLC, and Chase Funding entered into an Investment Agreement (“Series B Investment Agreement”) pursuant to which the Company made certain representations and covenants, including, but not limited to, a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), commonly referred to as the “Real Estate Exemption” and to remain eligible to rely on that exemption at all times thereafter. For a fuller discussion of the Real Estate Exemption, please see “Regulation - Investment Company Status” below. Furthermore, the Company may not take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of Chase Funding. In the event that the Company violates any of the above covenants, and that violation is not cured within 60 days of the violation, the holders of our Series B Preferred Stock have the right to demand that the Company purchase all of their Series B Preferred Shares at the Required Redemption Price as set forth in the Restated Certificate of Designation. The summaries of the material terms of the Series B-2 Purchase Agreement, the Series B Investment Agreement, and the Restated Certificate of Designation contained herein are qualified in their entirety by reference to such documents, which are attached hereto as exhibits to this Form 10-K and are incorporated herein by reference.

Resignation of Seth Singerman

In connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement, on April 11, 2017, Seth Singerman resigned from his position as Series B-2 Director (as such term is defined in the Restated Certificate of Designation), which resignation was effective on that date. In accordance with the Restated Certificate of Designation, Chase Funding has the right to appoint a new Series B-2 Director to fill the vacancy created by Seth Singerman’s resignation.

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

In October 2008, in response to the severe disruptions in the general real estate and related markets and the rapid decline in the global and U.S. economies, the Fund ceased accepting new investments and suspended member redemption requests. In order to preserve liquidity in the ongoing credit crisis, the Fund suspended regular monthly distributions to members in the second quarter of 2009. In June 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager and converted into a Delaware corporation in a series of transactions that we refer to as the “Conversion Transactions.” As part of the Conversion Transactions, the former executive officers and employees of the Manager became our executive officers and employees, and assumed the duties previously performed by the Manager. We ceased paying management fees to the Manager and we now retain all management, origination fees, gains and basis points previously allocated to the Manager. The Fund intended the Conversion Transactions to (i) position the Fund to become a publicly traded corporation listed on a stock exchange, (ii) create the opportunity for liquidity for Fund members, and (iii) create the opportunity to raise additional capital in the public markets, thereby enabling the Fund to better acquire and originate commercial mortgage loans and other real estate related investments with a view to achieving long term value creation through dividends and capital appreciation. As part of the Conversion Transactions, we issued 3,811,342 shares of Class B-1 common stock, 3,811,342 shares of Class B-2 common stock, 7,735,169 shares of Class B-3 common stock, 627,579 shares of Class B-4 common stock and 838,448 shares of Class C common stock.

In the Conversion Transactions, we also acquired IMH Holdings, LLC (“Holdings”), a Delaware limited liability company and holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and other subsidiaries. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services.

In July 2014, the Company raised $26.4 million by issuing 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-1 Preferred Stock”) to an affiliate of Juniper Capital Partners, LLC (“Juniper”) and 5,595,148 shares of the Company’s newly-designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”), and collectively with the Series B-1 Preferred Stock, the “Series B Preferred Shares”) to an affiliate of Singerman Real Estate, LLC (“SRE”). Pursuant to the Series B-2 Purchase Agreement, SRE transferred all of its shares of Series B-2 Preferred Stock to Chase Funding (collectively with Juniper, the “Series B Investors”).

Our Market Opportunity

Our commercial mortgage lending activities have been limited in recent years to originating seller carryback loans in connection with our disposition of certain REO assets. However, with the sale of our Gabella asset and Sedona hotels, we expect to re-initiate our commercial mortgage lending activities in 2017 provided we generate sufficient liquidity to fully implement our business strategy. We believe that there are attractive opportunities to acquire, finance, and originate commercial, residential, hospitality and industrial real estate mortgage loans and other real estate-related assets as investors seek to finance real estate transactions in an improving real estate market but face the strict lending requirements of traditional banks. We believe that the opportunity to acquire and originate stabilized, income-producing commercial real estate mortgage loans remains attractive, particularly for interim bridge loans of short to intermediate term, which we consider to be loans with maturities of up to five years and, we believe that such loans can be structured on favorable lender terms.

Assuming sufficient liquidity, we expect to focus on various opportunities such as: (a) acquiring real estate-backed loan portfolios from sellers seeking to create more liquidity; (b) acquiring distressed assets of other real estate companies; (c) funding the development or completion of partially developed real estate projects; and (d) providing senior and mezzanine loans on stabilized income-producing properties that meet our investment criteria.

We plan to develop an earning asset base that is well-diversified by underlying property type, geography, and borrower concentration risks, subject to our financial resources, real estate market conditions, and investment opportunities.

We intend to continue the process of disposing our remaining legacy loan portfolio, REO assets, and other real estate related assets, individually or in bulk, and to reinvest the proceeds from those dispositions in our target assets. We may also attempt to create additional value from certain of our REO assets that are viable multifamily land or other parcels by developing them into new communities in joint ventures or alternative structures.

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

We intend to diversify our target asset acquisitions across selected asset classes: in interim loans or other short-term loans originated by us; performing whole or participating interests in commercial real estate mortgage loans we acquire; whole performing and non-performing commercial real estate loans we acquire; and in other types of real estate-related assets and real estate-related debt instruments (which may include the acquisition of or financing of the acquisition of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and operating properties). Assuming sufficient liquidity and other capital resources, we expect the diversification of our portfolio to continue to evolve in response to market conditions, including consideration of factors such as asset class, borrower group, geography, transaction size, and investment terms.

Our Investment Strategy

Our objective is to generate attractive risk-adjusted returns on our investments. We seek to achieve this objective by acquiring, originating, managing our target assets, and executing our disposition strategy to generate capital to deploy in our target assets. We may invest in operating properties, properties under development, and undeveloped properties. Other real estate investments may include equity or debt interests, including securities in other real estate entities, and debt related to properties such as mortgages, mezzanine loans, B-notes, construction loans, and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments if they are well-selected, well-managed, and disposed of at an optimal time. We intend to invest in a geographically diverse portfolio. With the establishment of our hotel management group, we intend to seek additional hotel management opportunities either through hotel acquisition, development, purchase or exchange, or by acquiring other hotel management firms.

Investment Committee

In July 2014, our Board created an Investment Committee to assist the Board in (i) reviewing our investment policies, strategies, and performance and (ii) overseeing our capital and financial resources. Other than with respect to transactions that are carried out in substantial accordance with an approved annual budget and certain other transactions and actions specified in the charter of the Investment Committee, no investment may be made without approval of the Investment Committee or of a delegate of the Investment Committee pursuant to an appropriate delegation of the Investment Committee’s authority. The Investment Committee does not participate in matters such as corporate or property financings that involve “day-to-day” cash management decisions or treasury functions. The Investment Committee consists of three members, two of whom are the Series B-1 Director and the Series B-2 Director and the other of whom is a director then serving as the Company’s chief executive officer. Meetings of the Investment Committee are held as often as the committee determines is appropriate to carry out its responsibilities. The current members of the Investment Committee are Messrs. Wolf (as the Series B-1 Director) and Bain, our CEO. The third member of the Investment Committee will be a representative of the Series B-2 Director who has yet to be named as of the date of this filing. Once the vacancy created by Seth Singerman’s resignation as the Series B-2 Director is filled, such Series B-2 Director will also join as a member of the Investment Committee.

Seasonality

Our primary revenue-generating properties in 2016 consisted of our hospitality assets located in Sedona, Arizona. The Sedona hospitality industry is seasonal in nature. Revenues from our hospitality properties tend to be lower in the first and third quarters of each year in comparison to the second and fourth quarters of the year. Assuming that we deploy the net proceeds from the sale of the hotels in February 2017 into traditional mortgage and related investments, we expect that our revenues should be recognized more evenly during 2017.

Employees

As of December 31, 2016, we had 16 full-time employees and two full-time outside consultants working in our corporate offices, and 200 full-time and 40 part-time employees working at our Sedona hospitality properties. We consider relations with our employees to be good.

We utilized two outside professional management companies during 2016 to run the day-to-day operations of our Arizona golf course property and our multi-family residential property in Apple Valley, Minnesota. These management companies provided on-site personnel who were employees of the respective management companies. The management agreement for our multi-family residential property was terminated upon sale of the property in December 2016. Subsequent to December 31, 2016, we terminated the management agreement for our golf course operation and converted the asset to a self-managed operation.

Competition

The lending industry in which we operate is serviced primarily by numerous conventional mortgage lenders and loan investors which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a relatively smaller number of non-conventional lenders that are similar to us. When we resume lending operations, we expect to compete with these lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans.

In addition, we are subject to competition with other investors in real property and real estate-related investments. Numerous REITs, banks, insurance companies, and pension funds, as well as corporate and individual developers and owners of real estate, compete with us in seeking real estate assets for acquisition.

Regulation

Our operations are subject to oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), and the Securities and Exchange Commission (“SEC”).

Mortgage Banker Regulations

Our operations as a mortgage banker are subject to regulation by federal, state, and local laws and governmental authorities. Under applicable Arizona law, regulators have broad discretionary authority over our mortgage banking activities. We are not subject, however, to the underwriting, capital ratio, or concentration guidelines and requirements that are generally imposed on more traditional lenders. One of our subsidiaries is currently licensed as a mortgage banker by the state of Arizona.

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

We are primarily engaged in originating, purchasing or otherwise acquiring mortgages and other liens on, or holding direct interests in, real estate. The staff of the SEC, through no-action letters, has stated that it would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, within the meaning of Section 3(c)(5)(C) of the Investment Company Act, if (a) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate (“Qualifying Assets”), and (b) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate-type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) (“Real Estate-Related Assets”). Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets.

The staff of the SEC has stated that it would regard Qualifying Assets as mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. As of December 31, 2016, 82% of our total assets were invested in assets we consider to be Qualifying Assets and 88% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets. Until appropriate investments can be identified, we may invest the proceeds of any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities. Primarily all of the loans we fund are secured by the underlying real estate and we have foreclosed on numerous loans resulting in our direct ownership of real estate. If we participate in a loan with a third-party, we seek to be the lead lender in the participation, which, among other things, provides us with the unilateral ability to foreclose on the loan in the event of a default. Accordingly, we believe that we qualify for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although we intend to conduct our operations so that we qualify for the Real Estate Exemption, we might inadvertently become an investment company if, with respect to loans in which we participate, we are not the lead lender, or loans or other assets in our portfolio exceed a percentage of our portfolio that is deemed acceptable by the staff of the SEC.

Upon sale of our hotel assets in February 2017, we dropped below the Real Estate Exemption thresholds described above due to the material carrying value of those assets in relation to our total assets. We intend to take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the Real Estate Exemption and to remain eligible to rely on that exemption at all times thereafter. To the extent we are unable to meet the Real Estate Exemption thresholds on an interim basis, we will rely on the exemption provided by Rule 3a-2 under the Investment Company Act, which provides a one-year temporary exemption under certain conditions. We expect to deploy our capital in a manner such that we will be in compliance with the Real Estate Exemption.

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

Regulatory Reforms

The economic events of the past led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally apply to or more likely affect larger institutions, it contains numerous other provisions that affect all financial institutions, including us.

On December 10, 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission adopted the final version of the Volcker Rule (the “Rule”). As in earlier versions, the Rule invokes Federal Reserve Chairman Paul Volcker’s core concept of restricting United States banks from making certain kinds of speculative investments that do not benefit their customers. The Company has not engaged in the types of speculative investments that are covered by the Rule and accordingly, does not expect any impact on its operations.

Several other provisions under the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We believe that certain aspects of the legislation, including, without limitation, the additional cost of maintaining higher capital levels, monitoring those levels, and costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

Environmental Matters

Our REO assets and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Under these laws, courts and government agencies may have the authority under certain circumstances to require us, as the owner of a contaminated property, to clean up the property even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation, and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. State and federal laws in this area are constantly evolving and we intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire. As of the date of this filing, we are unaware of any significant environmental issues affecting the properties we own or properties that serve as collateral under our loans. In addition, we maintain environmental insurance coverage on all properties, subject to certain exclusions, that we believe would limit the amount of liability if such matters were discovered.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available on our website at http://www.imhfc.com as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. The other information on our website is not a part of or incorporated into this Annual Report. Stockholders may request free copies of these documents from:

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

We reported net losses of $7.7 million and $13.7 million for the years ended December 31, 2016 and 2015, respectively, due primarily to the limited number of our income producing assets coupled with the high cost of our debt financing, dividend payments to the holders of our preferred shares, professional fees we incurred in connection with litigation settlements and loan and guarantee enforcement activities. As of December 31, 2016, our accumulated deficit aggregated $678.8 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant deterioration of the commercial mortgage lending and related real estate markets, substantially curtailed the availability of traditional sources of permanent take-out financing. As a result, we experienced a dramatic increase in default and foreclosure rates on our commercial real estate mortgage loans resulting in the foreclosure of most of our legacy loans. In addition, in response to these changes in economic conditions, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of a lack of income-producing assets, significant operating and overhead costs, significant interest and dividend expenses, provisions for credit losses, and impairment losses on real estate owned, which may further harm our results of operations.

While we have, to date, been able to secure the necessary financing to provide us with sufficient working capital and have generated additional liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional financing to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Furthermore, under the Restated Certificate of Designation for the Series B Preferred Shares, the Series B Investors have significant approval rights over asset sales. Specifically, the sale of any of our assets for an amount less than 95% of the value of that asset, as set forth in the Company’s annual operating budget approved by our board of directors, requires the prior approval of the Series B Investors. Our failure to generate sustainable earning assets, to sufficiently reduce our expenses, or to successfully liquidate a sufficient number of our loans and REO assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position. Under the Restated Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2016.  However, subsequent to December 31, 2016, we obtained a waiver of this breach from the holder of our Series B-1 Preferred Shares and Chase Funding, the new holder of our Series B-2 Preferred Shares.

Our business model and investment strategies, and the actions taken or not taken to implement them and adapt them to changing circumstances involve substantial risk and may not be successful which, could result in harm to our financial condition and results of operations.

The U.S. real estate markets and economy, the commercial real estate mortgage industry, and the related capital markets are still undergoing significant changes. If we fail to develop, enhance, and implement strategies to adapt to changing conditions in these markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances, such as engaging in real estate development activities, may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks. We may make investments and engage in business activities that are different from, and possibly riskier than, other businesses in which we have historically engaged. In particular, a change in our business strategy, including the manner in which we allocate our resources across our commercial mortgage loans, or the types of assets we seek to acquire, may increase our exposure to interest rate risk, default risk, and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decisions would not be subject to stockholder approval. Changes to our strategies regarding the foregoing could harm our financial condition and results of operations.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities and significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. Efforts we have made and continue to make to significantly expand our investing activity in commercial real-estate related assets and to develop new methods and channels for acquiring and selling residential and commercial real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. Any new activities that we engage in may increase our fiduciary responsibilities, result in conflicts of interest arising from our investment activities and the activities of the entities we manage, increase our exposure to litigation, and expose us to other risks.

In connection with initiating new business activities or expanding existing business activities, or for other business reasons, we may create new subsidiaries. Generally, these subsidiaries would be wholly-owned, directly or indirectly, by the Company. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations.

Our operating expenses include costs resulting from our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure, and our resulting ownership of the underlying collateral.

In addition to the expenses associated with our enforcement actions with respect to our legacy loans, we also bear overhead and operating expenses, including legal and other professional fees, associated with the daily operation of our operating properties, investor relations, financial reporting, and other general overhead costs. Our direct operating expenses may adjust as we dispose of certain operating properties. As our loan portfolio declines, we expect our active efforts to pursue enforcement against borrowers and guarantors on defaulted loans to also decline, while the costs relating to the subsequent foreclosure and our resulting ownership of the underlying collateral to increase. These costs may continue to harm our results of operations, cash flow, and liquidity.

We are subject to the business, financial, and operating risks common to the hotel and hospitality industries, which could reduce our revenues and limit opportunities for growth.

With the sale of our hospitality assets in February 2017, we no longer own any hotels or other hospitality assets effective as of that date. Nevertheless, we intend to provide management services to or otherwise remain active in the hospitality industry. Business, financial, and operating risks common to the hotel and hospitality industries include:

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

Our operating results could fluctuate because our hospitality management business relies on revenue generated by leisure travelers. Therefore, there are numerous factors beyond our control that affect our operating results. For any of the reasons listed below, or for other reasons we do not presently anticipate, it is possible that our operating results will be below market or our expectations.

Leisure travelers are typically sensitive to discretionary spending levels, tend to curtail travel during general economic downturns, and are affected by other trends or events that may include:

•	bad weather or natural disasters;

•	fuel price increases;

•	travel-related accidents;

•	hotel, airline or other travel-industry related strikes;

•	financial notability of the airline industry;

•	acts of terrorism; and

•	war or political instability.

Other factors that may adversely affect our operating results include:

•	the number of properties we manage;

•	the number of rooms booked at the properties we manage;

•	our ability to expand into new markets;

•	our ability to develop strong brand recognition or customer loyalty; and

•	the announcement or introduction of lower prices or new travel services and products by our competitors.

We anticipate that a portion of our portfolio will continue to include non-performing and distressed commercial real estate mortgage loans, or loans that may become non-performing and distressed, which are subject to increased risks relative to performing mortgage loans.

We anticipate that our future portfolio will continue to include non-performing and distressed commercial and residential real estate mortgage loans, or loans that may become non-performing and distressed. These loans may already be, or may become, non-performing or distressed for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged, the borrower is or becomes financially distressed, or the borrower is unable to obtain takeout financing prior to loan maturity, in any case, resulting in the borrower being unable to meet its debt service or repayment obligations to us. These non-performing or distressed loans may require a substantial amount of workout negotiations or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal and interest of our loans. However, even if we successfully accomplish these restructurings, our borrowers may not be able or willing to maintain the restructured payments or refinance the restructured loans upon maturity. In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental contamination, and other liabilities, which could harm our results of operations and financial condition.

In addition, certain non-performing or distressed loans that we acquire may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress, or are no longer in existence. As a result, the recourse to the selling institution or the standards by which these loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

We may continue to foreclose on the remaining loans in our portfolio, which could harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on loans we originate or acquire. The foreclosure process can be lengthy and expensive. We cannot be assured as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan, the maintenance of the anticipated priority, and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims, and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force us to modify the terms of the loan or buy-out the borrower’s position in the loan on terms more favorable to the borrower than would otherwise be the case. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s mortgage debt. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

If our exposure to a particular borrower or borrower group increases, the failure by that borrower or borrower group to perform on its loan obligations could harm our results of operations and financial condition.

Our investment policy provides that no single loan should exceed 10% of the total of all outstanding loans, and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. Following the origination of a loan, however, a single loan or the aggregate loans outstanding to a borrower or borrower group may exceed those thresholds as a result of changes in the size and composition of our overall portfolio. When the loan or loans outstanding to a single borrower or borrower group exceed these thresholds, the failure of a single borrower or borrower group (as opposed to a diversified group of borrowers) to perform its loan obligations could harm our results of operations and financial condition.

If we are unable to properly analyze potential investment opportunities for our assets, we may incur losses that could further impair our financial condition and results of operations.

Our success depends, in part, on our ability to properly analyze the potential investment opportunities of our assets in order to assess the level of risk-adjusted returns that we should expect from any particular asset. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate. To the extent that we use historical assumptions that are inappropriate under then-current market conditions, we may lend on a real estate asset that we otherwise might not lend against, overpay for an asset or acquire an asset that we otherwise might not acquire, or be required to later write-down the value of assets acquired on the basis of such assumptions, which may harm our financial condition and results of operations.

 We have limited experience in developing real estate and, following a foreclosure, we may not be able to manage the real estate we foreclose upon or develop the underlying projects in a timely or cost-effective manner, or at all, which could harm our financial condition and results of operations.

Because we have limited experience in developing real estate, we typically engage external professionals in the related fields to assist us in this effort. When we acquire real estate through foreclosure on one of our loans or otherwise, we may seek to complete the underlying projects, either alone or through joint ventures. We may not be able to manage the development process in a timely or cost-effective manner or at all.

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

•	the joint venture or our joint venture partner could lose key personnel;

•	our joint venture partner could become insolvent or bankrupt;

•
disputes may arise between us and our joint venture partners that result in litigation or arbitration that would increase our expenses and possibly jeopardize the successful completion of the project; and

•	we may incur unexpected liabilities as a result of actions taken by our joint venture partners.

Any one or more of these risks could harm our financial condition and results of operations.

If we are unable to sell our existing assets, or are only able to do so at a loss, we may be unable to implement our investment strategy in the time-frame sought or at all.

We are marketing substantially all of our legacy assets, individually or in bulk, to generate additional liquidity and capital in order to implement our investment strategy. In addition, we have pursued or are pursuing enforcement (in most cases, foreclosure) on nearly all of our loans that are currently in default, and expect to take ownership or otherwise dispose of the underlying collateral and position the asset for future monetization. We may be unable to sell our legacy assets on a timely basis or may be required to do so at a price below our adjusted carrying value, which could harm our business, our financial condition, and our ability to implement our investment strategy.

If we do not resume our mortgage lending activities or investing activities, we will not be able to grow our business and our results of operations and financial condition will be harmed.

We have not engaged in lending activities at any meaningful level since late 2008. Our failure to fund new loans or instruments prevents us from capitalizing on interest-generating or other fee paying assets, and managing interest rate and other risk as our existing assets are sold, restructured or refinanced, which harms our results of operations and financial condition.

Acquiring ownership of property, through foreclosure or otherwise, subjects us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired the majority of our REO and operating properties as a result of foreclosing on the associated loans, and we may acquire additional real property in this manner in the future. As of December 31, 2016, we owned 19 properties with an aggregate net carrying value of $122.1 million. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the associated loan. See the risk factor below entitled “Our borrowers are exposed to risks associated with owning real estate.”

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which could prevent us from implementing our business strategies or maximizing our returns on such investments.

Part of our business strategy includes, among other things, the acquisition and origination of mortgage loans, mezzanine loans, and other debt instruments, as well as equity and preferred equity interests or investments. Conditions in the commercial mortgage market, the financial markets, and the overall economy may reduce the availability of borrowers and projects meeting our underwriting criteria and current business objectives and strategies. We also may face increasing competition from other capital sources. As a result, we may be unable to successfully pursue any of our current or future investment strategies. Additionally, the manner in which we compete and the types of assets we seek to acquire may be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed.

A secondary market for our loans or other assets we acquire may not develop, in which case we may not be able to diversify our assets in response to changes in economic and other conditions, and we may be forced to bear the risk of deteriorating real estate markets, which could increase borrower defaults on our loans and cause us to experience losses.

Many of our target assets, including commercial mortgage loan related assets, generally experience periods of illiquidity. In the event that a secondary market for our portfolio loans or other assets does not develop, we may be required to bear all the risk of our assets until the loans mature, are repaid, or are sold. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale, or the unavailability of financing for these assets. In addition, certain of our target assets, such as bridge loans and other commercial real estate mortgage loans, may also be particularly illiquid assets due to their short life, their potential unsuitability for securitization, and the greater difficulty of recovery in the event of a borrower’s default. There currently is a very limited secondary market for the loan assets we hold.

The illiquidity of our assets makes it difficult for us to sell such assets at advantageous times or at favorable prices, including, if necessary, to maintain our exemption from the Investment Company Act. Moreover, we may need to invest our capital in a manner and at times other than we would have otherwise preferred or intended in order to be able to rely on the Real Estate Exemption under the Investment Company Act and not be required to redeem the Series B-2 Preferred Shares as required under the Series B

Investment Agreement. See “Maintenance of our exemption from registration under the Investment Company Act will impose significant limitations on our operations, which may have a material adverse effect on our ability to execute our business strategy” below in these Risk Factors. Moreover, adverse market conditions could harm the liquidity of our assets. As a result, our ability to sell our assets and purchase new assets has been, and may in the future, continue to be, relatively limited, which may cause us to incur losses. If we are required to sell all or a portion of our assets quickly, we may realize significantly less than the value at which we have previously recorded those assets. This will limit our ability to mitigate our risk in changing real estate markets and may have an adverse effect on our results of operations and financial condition.

Our access to public capital markets and private sources of financing has been limited and, thus, our ability to make investments in our target assets has been limited.

To date, we have had no access to public capital markets and limited access to private sources of financing on terms that are acceptable to us. Our access to public capital markets and private sources of financing will depend upon our results of operations and financial condition, as well as a number of factors over which we have little or no control, including, among others, the following:

•	general market conditions;

•	the market’s perception of the quality of our assets;

•	the market’s perception of our management;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price, if any, of our common stock.

If we are unable to obtain financing on favorable terms or at all, we may have to continue to curtail our investment activities, which would further limit our growth prospects, and force us to dispose of assets at inopportune times in order to maintain our Investment Company Act exemption or to otherwise obtain necessary cash.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on more expensive forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders, and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or to dispose of assets at inopportune times and could harm our results of operations, financial condition, and growth prospects.

We may lack control over certain of our commercial mortgage loans and other investments, which may result in dispositions of these investments that are inconsistent with our economic, business, and other interests and goals.

Our ability to manage our portfolio of loans and other investments may be limited by the form in which they are made. We may purchase commercial mortgage loans jointly with other lenders, acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements; acquire only a participation interest in an underlying investment; or rely on independent third-party management or strategic partners with respect to the management of an asset. Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third-party controlling investors are not involved. Our rights to enforcement following a borrower default may be subject to the rights of senior creditors or servicers or third-party partners with economic, business, or other interests or goals which may be inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners. These decisions and judgments may be different than those we would make and may be adverse to us.

Short-term loans that we may originate or acquire may involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers, which could result in greater losses.

We have historically originated or acquired commercial real estate-bridge (i.e., short-term) loans secured by first lien mortgages on properties of borrowers who are typically seeking short-term capital to be used in the acquisition, construction, or rehabilitation of properties, and we may continue to do so. The typical borrower under a short-term loan has usually identified what it believes is an undervalued asset that may have been under-managed or located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management, or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the short-term loan, and we bear the risk that we may not recover some or all of our loan amount.

In addition, borrowers under a bridge loan usually use the proceeds of a conventional mortgage loan to repay the bridge loan. The risk of a borrower’s inability to obtain permanent financing increases under turbulent and stressed market conditions. Therefore, bridge loans are subject to the risk that a borrower will not be able to obtain permanent financing to repay the bridge loan. Short-term loans are also subject to the risk associated with all commercial mortgage loans — borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of any default under short-term loans held by us as lenders, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest accrued under the short-term loan. Our results of operations and financial condition would be adversely affected by any such losses we were to suffer with respect to our short-term loans.

The subordinated loan assets that we may acquire, which involve greater risks of loss than senior loans secured by income-producing properties, could result in losses that could harm our results of operations and financial condition.

We have historically, and may in the future, acquire subordinated loans secured by junior mortgages on the underlying property or by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal, particularly to the junior lender. If a borrower defaults on our subordinated loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt is paid in full or otherwise to the satisfaction of the senior lender. Where debt senior to our portfolio loan exists, intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies, and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses to us. Our willingness to acquire such loans also may be negatively affected by our need to rely on the Real Estate Exemption under the Investment Company Act. In addition, even if we are able to foreclose on the underlying collateral following a borrower’s default on a subordinated loan, we may assume the rights and obligations of the defaulting borrower under the loan and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our subordinated loans could harm our results of operations and financial condition.

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

Legislative and regulatory initiatives could harm our business.

The U.S., state, and foreign governments have taken certain legislative and regulatory actions in an attempt to address events and circumstances that occurred during the 2008 financial crisis and the severe decline in the global economy. These actions, or other actions under consideration, could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with and could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us. For example, bankruptcy legislation could be enacted that would hinder the ability to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even when we were not the originator of the loan. Other laws, regulations, and programs at the federal, state, and local levels are under consideration that seek to address real estate and other markets, and may impose new regulations on various participants in the financial system. These or other actions could harm our business, results of operations, and financial condition.

Our business is subject to regulation by several government agencies and a disciplinary or civil action that occurs as a result of an actual or alleged violation of any rules or regulations to which we are subject could harm our business.

We are subject to extensive regulation and oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, the Arizona Department of Financial Institutions (Banking), and the SEC. Many of these authorities have generally increased their scrutiny of the entities they regulate following recent events in the homebuilding, finance, and capital markets sectors. We are also subject to various federal and state securities laws regulating the issuance and sale of securities. In the future, we may be required to obtain various approvals and/or licenses from federal or state governmental authorities, or government sponsored entities in connection with our mortgage-related, or real estate development activities. There is no assurance that we will be able to obtain or maintain any or all of the approvals that we need in a timely manner. In the event that we do not adhere to these license and approval requirements and other laws and regulations which apply to us, we could face potential fines, disciplinary action, or other civil action that could restrict or otherwise harm our business.

Holders of our Series B Preferred Shares, have substantial approval rights over our operations. Their interests may not coincide with holders of our Common Stock and they may make decisions with which we disagree.

The holders of our Series B Preferred Shares hold, in the aggregate, 41% of our outstanding Common Stock on a fully-diluted basis and have certain director designation rights. Under the Restated Certificate of Designation we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B Preferred Shares outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. For example, under the Restated Certificate of Designation, the sale of any of our assets for an amount less than 95% of the value of that asset, as set forth in the annual operating budget approved by our board of directors, requires the prior approval of the Series B Investors. Further, certain actions, including breaching any of our material obligations to the holders of Series B Preferred Shares under the Restated Certificate of Designation or under the Series B Investment Agreement could allow the holders of the Series B Preferred Shares to demand that we redeem the Series B Preferred Shares. The interests of the holders of our Series B Preferred Shares may not always coincide with our interests as a company or with the interests of our other stockholders.

Our prior or future loan agreements have contained or may contain restrictive covenants relating to our operations that could materially adversely affect our business, results of operations, and financial condition. A breach of any of these restrictive covenants that results in an event of default under the applicable loan agreement could result in, among other things, accelerated maturity of the applicable loan, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity.

We have previously entered into loan agreements which contained certain restrictive covenants that had the effect of requiring us to obtain the lender’s consent prior to taking certain actions, including the sale, encumbering, or transfer of certain assets, declaring or paying dividends, or incurring additional indebtedness. We also have entered into various loan guaranty agreements containing various financial and operating covenants, including minimum liquidity covenants and minimum net worth covenants. Loans that we obtain in the future could contain similar provisions. If we fail to meet or satisfy such covenants, we could be in default under those loan agreements, and the lender could elect to declare the full amount outstanding under those loans due and payable, require the posting of additional collateral, and/or enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets, any of which could have a material adverse effect on our business, results of operations, and financial condition. Also, a default under these loans or guarantees could trigger a non-compliance event under our Restated Certificate of Designation which could result in, among other things, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity.

Any borrowing by us will increase our risk, which may reduce the return on our assets, reduce cash available for distribution to our stockholders, and increase losses.

Subject to market conditions and availability, we have historically used, and may continue to use, borrowings to provide us with the necessary cash to pay our operating expenses (including expenses related to holding our REO assets), fund our principal, interest, and dividend payment obligations under our loans, to finance our assets, or make other investments. Any such borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. To the extent we are permitted under our existing loan or other agreements, we may borrow funds from a number of sources, including through repurchase agreements, resecuritizations, securitizations, warehouse facilities, and bank credit facilities (including term loans and revolving facilities), and the terms of any indebtedness we incur may vary. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio, our assessment of the risk-adjusted returns associated with those assets, our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), available credit limits and financing rates, the type or amount of collateral required to be pledged, and our assessment of the appropriate amount of leverage for the particular assets we are funding.

Borrowing subjects us to a number of other risks, including, among others, the following:

•
if we are unable to repay any indebtedness or make interest payments on any loans we incur, our lenders would likely declare us in default, resulting in the acceleration of the associated debt (and any other debt containing a cross-default or cross-acceleration provision) and could require that we repay all amounts outstanding under our loan facilities, which we may be unable to pay from internal resources or refinance on favorable terms, if at all;

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

Any of the foregoing events could materially harm our business, results of operations, and financial condition.

Any repurchase agreements and bank credit facilities into which we may enter in the future to finance our operations may require us to provide additional collateral or pay down debt which could have the effect of reducing the capital that might otherwise be available to be used to fund our operations or expand our business.

We have used, and may continue to utilize, repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our operations, assuming such financing is available to us on acceptable terms. Such financing arrangements involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counter-party or provider of the bank credit facility may decline in value, in which case the counter-party or lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to do on favorable terms or at all. A lender’s or counter-party’s requirement that we post additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender or counter-party could accelerate our indebtedness, increase the interest rate on advanced funds, and terminate our ability to borrow funds from it, which could harm our financial condition and ability to implement our business plan. In addition, in the event that a lender or counter-party files for bankruptcy or becomes insolvent, the loans to us may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

To the extent that we obtain debt financing as a borrower, we expect that such financing facilities will contain restrictive covenants relating to our operations, which could harm our business, results of operations, and financial condition.

To the extent we borrow funds pursuant to loan or similar agreements, these agreements may impose restrictions on us with respect to our ability to: (i) incur additional debt; (ii) make certain acquisitions; (iii) reduce liquidity below certain levels; (iv) pay dividends to our stockholders; (v) redeem debt or equity securities; or (vi) conduct the operation of our business and the carrying out of our investment strategy as determined by management. If we fail to meet or satisfy any of the covenants in our current or future loan agreements, we would be in default under these agreements, and our lenders could elect to declare loans outstanding to us due and payable, terminate their commitments to provide future funding, require the posting of additional collateral, and enforce their respective interests against existing collateral from us, or any combination of the foregoing. Also, a default could constitute a Noncompliance Event under our Restated Certificate of Designation which could result in, among other things, accelerated maturity under our loan agreements, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, requirements for us to post additional collateral, and foreclosure rights upon default. A default also could significantly limit our financing alternatives, which could cause us to curtail or suspend all of our investment activities or prematurely dispose of assets.

We have experienced defaults on our commercial mortgage loan assets and expect to experience such defaults in the future, which may harm our business.

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our revenue and have an adverse effect on our results of operations and financial condition. At December 31, 2016, two loans with outstanding principal and interest balances totaling $12.7 million were in default and past their respective scheduled maturity dates. Substantially all of our legacy mortgage loans have defaulted, resulting in foreclosures on the real estate underlying such assets, the majority of which are non-income producing assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels unless we are successful in investing the proceeds from the disposition of REO assets in new investments and begin generating income from those investments.

Our borrowers are exposed to risks associated with owning real estate.

Among other matters, our borrowers are subject to risks, expenses, and liabilities associated with owning real estate including, among others:

•	the expense of maintaining, operating, developing, and protecting the real estate that serves as collateral for our loans;

•	the risk of a decline in value of such real estate due to market or other forces;

•	the absence of financing for development and construction activities, if financing is required;

•	the risk of default by tenants who have rental obligations to the owners of such real estate;

•	the risks of zoning, rezoning, and many other regulatory matters affecting such real estate;

•	acts of God, including earthquakes, floods, and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism;

•	adverse changes in national and local economic and market conditions;

•
changes in, related costs of compliance with, fines, or private damage awards for failure to comply with existing or future federal, state, and local laws and regulations, fiscal policies, and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or under-insured property losses;

•	financial and tort liability risks, including construction defect claims, associated with the ownership, development, and construction on such real estate;

•	fluctuations in occupancy rates;

•	competition for tenants and/or customers;

•	ability to renew leases or re-let spaces as leases expire; and

•	market risk and the possibility that they will not be able to develop, sell, or operate such real estate to generate the income expected from such real estate.

Any or all of these risks, if not properly managed by the borrower, could impose substantial costs or other burdens on our borrower of such real estate, or result in a reduction in the value of such real estate, thereby increasing the likelihood of default by the borrower. In addition, to the extent we foreclose on any such real estate securing our portfolio loans, we would become directly subject to these same risks.

If commercial property borrowers are unable to generate net income from operating the property, we may experience losses on those loans.

The ability of a commercial mortgage loan borrower to repay a loan secured by an income-producing property, such as a multi-family or commercial office building, typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay our loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional, or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest, and civil disturbances.

Although we have recourse against the borrower or, in some cases, guarantors of the borrower, the majority of our legacy mortgage loans were enforced against insolvent and/or financially distressed borrowers and guarantors, which meant that there was generally little, if any, recourse against the borrower’s or guarantor’s assets other than the underlying collateral. In the event of any default under a recourse or non-recourse commercial mortgage loan held directly by us, we generally bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure or otherwise) and the principal and accrued interest on the mortgage loan, which could harm our results of operations and cash flow from operations. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the commercial mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial mortgage loan.

We rely on the value of our real estate collateral to help protect us from incurring losses on our commercial mortgage loans, and the realizable value of that real estate collateral is subject to appraisal errors and events beyond our control, which may result in losses on our loans.

We often rely on third-party appraisers to value our real estate collateral to help protect us from incurring losses on the commercial mortgage loans that we make or acquire. Any errors or mistakes in judgment by such appraisers may cause an over-valuation of such real estate collateral. Also, the realizable value of the real estate securing our loans may decrease due to a general downturn in the real estate market. As a result, the value of the collateral securing our mortgage loans may be less than anticipated at the time the applicable commercial mortgage loan was originated or acquired. If the value of the collateral supporting our commercial mortgage loans declines and a foreclosure sale occurs, we may not recover the full amount of our commercial mortgage loan.

Our underwriting standards and procedures may not adequately protect us from loan defaults, which could harm our business.

Due to the nature of our business model, we believe the underwriting standards and procedures we use are different from conventional lenders. Accordingly, there is a risk that the underwriting we performed did not, and the underwriting we perform in the future may not, reveal all material facts pertaining to the borrower and the collateral, and there may be a greater risk of default by our borrowers which, as described above, could harm our business.

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

Our real estate assets are subject to increases and decreases in fair value. A further decline in the fair value of our assets may require us to recognize a provision for credit loss or an impairment charge against such assets under U.S. generally accepted accounting principles (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, we recorded a provision for credit loss of $0.8 million for the year ended December 31, 2016, which was offset by cash recoveries of $0.6 million during the year. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2016 and 2015 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on the collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development or operating to being held for sale or other REO. Such a provision for credit losses or impairment charges reflects non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations and financial condition could be harmed.

Many of our assets are recorded at the lower of cost or fair value assessments, and as a result, there may be uncertainty as to the value of these assets.

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

Valuations of certain assets may be difficult to obtain or unreliable. When appropriate, the Company will obtain information from third-party valuation specialists and real estate brokers to assist us in valuing our assets. In general, third-party valuation specialists and brokers heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence, or breach of any warranty. Depending on the complexity and lack of liquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. In certain circumstances, we may be required to determine the fair value of our investments using our judgment based on available information. Our results of operations for a given period could be harmed if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Competition for buyers of real estate that we own, or for permanent take-out financing for our borrowers, places severe pressure on asset values, and we may not be able to realize the full value of any of our assets as a result.

The industry in which we operate is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a relatively smaller number of non-conventional lenders that are similar to us. If we resume lending operations, we expect to compete with these lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans. Additionally, as we seek to locate purchasers for real estate we have acquired, or for permanent take-out financing for our borrowers, we are competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these market participants utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting permanent take-out financing worth less than the original principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements. If we are not able to compete successfully, our ability to realize value from our existing loans may be harmed or delayed, and we may not be able to grow our asset portfolio.

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

We have historically originated and acquired, and may continue to originate and acquire, rehabilitation loans. The renovation, refurbishment, or expansion by a borrower of a mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include: rehabilitation costs exceeding original estimates, possibly making a project uneconomical; environmental risks; and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if renovation costs are more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments to us on our loan on a timely basis or at all, which could result in significant losses to us.

Past or future actions to manage the Company may not be successful, in part, or at all, and a failure of any one or more of these actions could harm us.

We have taken various actions to manage the Company including, among other things, marketing certain of our whole loans and participation interests for sale, and disposing of REO properties that were acquired by us through foreclosure. These or other actions we may take may not be successful, in part, or at all, and a failure of any one or more of these actions could harm us.

Our loans and real estate assets are concentrated geographically and a downturn in the economies or markets in which we operate could harm our asset values.

We have commercial mortgage loans or own real property or have interests in entities that own real property in Arizona, California, New Mexico, Utah and Minnesota. Because we are not diversified geographically and are not required to observe any specific geographic diversification criteria, a downturn in the economies of the states in which we own real estate or have commercial mortgage loans, could harm our loan, real estate or investment portfolio.

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

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is based on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty by the lender to the borrower or its other creditors or stockholders. We may be required to incur substantial legal and other defense costs in the event such a claim is made against us, and if such a claim were to be ultimately successful or resolved through settlement, subject us to significant liability.

If any of the real estate upon which we have foreclosed were to suffer an uninsured loss, we could lose the capital invested in such properties as well as the anticipated future cash flows from the loans secured by those properties.

Through foreclosure, we have acquired a substantial number of real property assets. We carry comprehensive liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of these properties under various insurance policies. Furthermore, we maintain title insurance to protect us against defects affecting the security for our loans. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for certain uninsured losses such as loss from riots, war, or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover all our losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we, or one or more of our borrowers, experiences a loss which is uninsured or which exceeds policy limits or which our carriers will not or cannot cover, we could lose the capital invested in those real property assets or in loans secured by such properties as well as the anticipated future cash flows from the assets or loans secured by those properties (or, in the event of foreclosure, from those properties themselves).

We may be exposed to liabilities for risks associated with the use of hazardous substances on any of our properties.

Under various U.S. federal, state, and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may harm an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may diminish the value of the relevant mortgage asset held by us. If we acquire a property through foreclosure or otherwise, the presence of hazardous substances on such property may harm our ability to sell the property and we may incur substantial remediation costs, which could harm our results of operations and financial condition.

Other Risk Factors:

We may not be able to utilize our built-in tax losses as anticipated, which could result in greater than anticipated tax liabilities.

Due to the significant decline in the real estate markets in recent years, we have built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, of approximately $67 million. In addition we had net operating loss carryforwards of approximately $425 million as of December 31, 2016. Subject to certain limitations, such net operating loss carryforwards and unrealized built-in losses may be available to offset future taxable income and gain from our existing assets as well as any income and gain from new assets we acquire. Our ability to use our net operating loss carryforwards and built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our net operating loss carryforwards and built-in losses is subject to various limitations, including possible changes in the tax laws or regulations relating to the use of these potential tax benefits. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

Our decisions about raising our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

To a large extent, we rely on our ability to raise capital to fund our continuing operations and to grow. We may raise capital through the issuance of new shares of our common stock. We may also raise capital by issuing other types of securities, such as preferred stock, convertible debt, or other types of debt securities. As of December 31, 2016, we had 182.4 million unissued shares of common stock and 91.8 million unissued shares of preferred stock authorized for issuance under our charter (although certain of these shares are reserved for issuance through our First Amended and Restated 2010 Equity Incentive Plan (“Equity Incentive Plan”) for issuance of restricted stock to certain employees). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock unless we seek and receive approval from our stockholders to increase the authorized number of our shares in our charter. Also, certain change of ownership tests under the U.S. federal income tax law may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

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

The decline in the U.S. real estate market during 2008 and 2009 has caused us to suffer continuing operating losses, adversely affects our liquidity, and has created other business problems for us.

The U.S. real estate markets experienced significant declines throughout 2008 and 2009. While there has been a partial recovery in the real estate markets since that time, we have incurred significant losses, resulting primarily from significant provisions for credit losses and impairment charges, which have caused substantial decreases in the net carrying value of our assets. If the real estate markets experience further declines, we could experience additional losses and write-downs of assets, and could face capital and liquidity constraints and other business challenges.

We depend on key personnel and an error in judgment or the loss of their services could harm our business.

Our success depends upon the experience, skills, resources, relationships, contacts and continued efforts of certain key personnel. If any of these individuals were to make an error in judgment in conducting our operations, our business could be harmed. If any of these individuals were to cease employment with us, our business and operating results could suffer. Our future success also depends in large part upon our ability to hire and retain highly skilled managerial, operational, and marketing personnel. Competition for such personnel is intense. Should we be unable to attract and retain such key personnel, our ability to make prudent investment decisions may be impaired, which could harm our results of operations and prospects.

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

In order to analyze, acquire, and manage our investments, manage the operations and risks associated with our business, assets, and liabilities, and prepare our financial statements, we rely upon computer hardware and software systems. Some of these systems are located at our offices and some are maintained by third party vendors or located at facilities maintained by third parties. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could impair our access to liquidity, damage our reputation, and have an adverse effect on our operations and on our ability to timely and accurately report our financial results. In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, litigation, and liabilities to third parties, and otherwise disrupt our operations. For example, our systems and the systems of third parties who provide services to us and with whom we transact business may contain non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of these systems, and any such liability could be material.

Conducting our business in a manner so that we are exempt from registration under the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are exempt from the Investment Company Act. Rapid changes in the values of assets we own, however, can disrupt our efforts to conduct our business to meet the requirements of these exemptions.

If we failed to meet these requirements, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in our best interests. Legislative or regulatory changes relating to the Investment Company Act or which affect our efforts to comply with the exemption requirements could also result in these adverse effects on us.

If we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief and we could be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than no enforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

While we do not believe that we are an investment company under the Investment Company Act, upon sale of our hotel assets in February 2107, we dropped below the necessary asset thresholds to satisfy the Real Estate Exemption. We intend to take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the Real Estate Exemption and to remain eligible to rely on that exemption at all times thereafter. To the extent we are unable to meet the Real Estate Exemption thresholds on an interim basis; we will rely on the exemption provided by Rule 3a-2 under the Investment Company Act, which provides a one-year temporary exemption under certain conditions. Nevertheless, it is possible that we will not satisfy the requirements of the Real Estate Exemption consistent with our obligations under the Series B Investment Agreement which, in such event, could require us to redeem our Series B Preferred Shares at a time which is prior to such time as is otherwise required under the Restated Certificate of Designation. Such a required redemption could force us to sell our assets at below their fair value or to borrow funds at rates higher than would ordinarily be the case in order to have the funds to redeem such shares, and could even force the liquidation of the Company.

Risks Related to our Common Stock:

Under our Restated Certificate of Designation, we are not permitted to pay dividends on our common stock and we may not meet Delaware law requirements or have sufficient cash to pay dividends in the future.

We are not required to pay dividends to the holders of our Common Stock and the holders of our Common Stock do not have contractual or other rights to receive them other than certain dividends payable in connection with an “initial public offering” as set forth in our Certificate of Incorporation. Under our Restated Certificate of Designation, we are allowed to pay dividends to the holders of our Common Stock only under limited circumstances.

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

Any and all dividends will be paid at the discretion of our board of directors. Our ability to pay dividends in the future will depend on numerous factors, including:

•	our obligations under agreements governing our outstanding indebtedness:

•	our obligations under our Restated Certificate of Designation;

•	the state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this report;

•	the results of our operations, financial condition, liquidity needs, and capital resources;

•	our expected cash needs, including for interest and any future principal payments on indebtedness or the redemption of our Preferred Stock; and

•	potential sources of liquidity, including borrowing under our credit facilities and possible asset sales.

Under the terms of our Restated Certificate of Designation, no dividends may be paid on our Common Stock during any fiscal year unless all accrued dividends on the Series B-1 and Series B-2 preferred stock have been paid in full. The Restated Certificate of Designation does permit the Company, after September 30, 2014, to authorize quarterly dividends on our Common Stock of up to $375,000 in the aggregate. In addition to that amount, the Company may authorize additional quarterly dividends on our Common Stock provided that the Company also pays to the Series B preferred stockholders a dividend in an amount equal to what those preferred stockholders would have received had their preferred stock been converted to common stock as of the ex-dividend date.

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

As of December 31, 2016, based on filings of Schedules 13D with the SEC, two institutional shareholders own shares of our Series B Preferred Stock that are convertible into 41%, in the aggregate, of our outstanding Common Stock. Subsequent to December 31, 2016, SRE Monarch, one of those shareholders, sold its shares of Series B Preferred Stock to Chase Funding. Significant ownership stakes held by the holders of our Series B Preferred Shares could have adverse consequences for other stockholders because each of these investors will have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control, and in the investment strategies pursued by Company management.

Future offerings of debt securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests, may be senior to our common stock for the purposes of dividends and distributions.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without your approval, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, divide and issue shares of preferred stock in series and fix the voting power and any designations, preferences, and relative, participating, optional or other special rights of any preferred stock, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. We have issued shares of our Series B Preferred Stock which presently accounts for 41% of our capital stock. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future stock issuances. Additional equity offerings by us may dilute your interest in us. Our Series B Preferred Shares have a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make dividends to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could dilute your interest in us.

Certain provisions of our certificate of incorporation, bylaws, debt instruments and the Delaware General Corporation Law could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders.

Certain provisions of the Delaware General Corporation Law, (“DGCL”), may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of their securities. In particular, Section 203 of the DGCL may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder” (defined generally as a person with 15% or more of a corporation’s outstanding voting stock) to effect a “business combination” (defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation) with the corporation for a three-year period. Under Section 203, a corporation may under certain circumstances avoid the restrictions imposed by Section 203. Moreover, a corporation’s certificate of incorporation or bylaws may exclude a corporation from the restrictions imposed by Section 203. We have not made this election, and accordingly we are subject to the restrictions of Section 203 of the DGCL. Furthermore, upon any “change of control” transaction, the restrictions on transfer applicable to the shares of our Class B and Class C common stock will terminate, which could act to discourage certain change of control transactions.

Shares of our Common Stock are subject to certain restrictions on transfer under Article V of the Company’s Bylaws, which could restrict your ability to sell your shares in certain circumstances.

In order to preserve our significant net operating loss carryforward, we have adopted certain restrictions on the transfer of shares of our common stock. Under section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize our net operating loss carryforward and certain other tax benefits would be severely curtailed upon the occurrence of a “change in control” (defined generally as a more than 50 percentage point increase in the ownership of the Company by certain equity holders who are defined in section 382 of the Code as “5 percent shareholders”). In order to preserve our net operating loss carryforwards, we must ensure that there has not been a “change in control” of the Company. Accordingly, we have adopted provisions in our Bylaws in order to ensure that no “change in control” occurs without the consent of the Company. Specifically, under Section 5.03 of the Company’s Bylaws, with limited exception, the following transfers of common stock are prohibited without prior written consent of the board: (1) any sale or other transfer that would result in any person (or group of related persons) becoming a “5 percent shareholder” under section 382 of the Code, or (2) any sale or other transfer that would result in an increase in the ownership of the Company by any existing 5 percent shareholder. In addition to the transfer restrictions found in our Bylaws, the Company has adopted additional transfer restrictions which severely limit the ability of shareholders to transfer their shares. The board of directors may withhold its consent to any prohibited transfer in its sole and absolute discretion. Accordingly, if you intend to sell or otherwise transfer your shares, and the intended transfer is prohibited under the Company’s Bylaws, you may not be able to consummate the sale or transfer without the prior consent of the board of directors, and the board of directors has no obligation to approve the sale or transfer. Thus, in that circumstance, you may be required to hold your shares indefinitely. Further, even if you are not subject to the foregoing transfer restrictions, those restrictions could have an adverse effect on the marketability of your shares, which could decrease the value of your shares.

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

The majority of properties owned by us were acquired through foreclosure of various loans in our loan portfolio, and to a lesser extent, through settlements with guarantors, or through purchase. In addition, we lease our primary executive and administrative offices, which are located in Scottsdale, Arizona. Our office headquarters is comprised of 11,000 square feet of office space under a lease that expires in September 2017. Subsequent to December 31, 2016, the Company executed an amendment to extend its office lease term for a period of five years. We believe that our office facilities are adequate to conduct our present and near-term future business activities.

A description of our REO and operating properties with a total net carrying value of $122.1 million as of December 31, 2016 follows (dollar amounts in thousands):

Description	Location	Date Acquired	Units/Acres/Sq. Feet
Land planned for residential development	Dewey, AZ	3/28/2008	160 acres
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/2008	413 lots
Residential land planned for 205 residential lots	Flagstaff, AZ	2/3/2009	47.4 acres
Land planned for mixed-use development	Apple Valley, MN	5/15/2009	5.2 acres
Land planned for commercial development	Inver Grove Heights, MN	7/29/2009	39.5 acres
Land planned for residential development	Brazoria County, TX	1/5/2010	188 acres
33 townhome lots planned for 2-bedroom units along a small lake	Yavapai County, AZ	7/22/2010	1.56 acres
Land planned for residential development	Buckeye, AZ	10/21/2010	171.09 acres
Land zoned for low density residential	Tulare County, CA	9/16/2011	38.04 acres
18-hole golf course and clubhouse	Bullhead City, AZ	2/28/2012	243.18 acres
One 89-room resort hotel, restaurant and spa (1)	Sedona, AZ	5/14/2013	10.13 acres on resort property
One 42-room limited-service hotel (1)	Sedona, AZ	5/14/2013	0.91 acres on limited-service hotel
Land planned for residential development	Bernalillo County, NM	5/1/2015	3,433 acres - various interests owned
Land planned for residential development	Brazoria County, TX	5/1/2015	406.5 acres - various interests owned
Land planned for residential development	Sandoval County, NM	5/1/2015	222.6 acres - various interests owned
Undeveloped land	Golden Valley, AZ	5/20/2014	913 acres
Undeveloped land	Kingman, AZ	5/20/2014	157 acres
Undeveloped land	Kingman, AZ	3/19/2015	120 acres
Undeveloped land	Heber, CA	8/29/2014	16 acres
Undeveloped land	Sandoval County, NM	12/31/2015	6,317.3 acres
Total Net Carrying Value at December 31, 2016 (in thousands)				$122,072
(1) As described in Note 15 of the accompanying consolidated financial statements the Sedona assets were sold subsequent to December 31, 2016.

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2016 (dollars in thousands):

Properties Owned by Classification	# of Properties	Carrying Value
Pre-entitled land	9	$21,672
Entitled land	7	9,809
Existing structure with operations	3	90,591
Total as of December 31, 2016	19	$122,072
Other information about our REO assets is included in Note 4 of the accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.

Partnership Claims
In May 2015, Justin Ranch 123, LLLP (“Justin 123”), an Arizona limited liability limited partnership for which a wholly-owned subsidiary of IMH serves as general partner, sold certain real estate assets in an arms-length transaction approved by a court-appointed receiver. On March 10, 2016, a limited partner in Justin 123 filed a complaint in United States District Court for Arizona against the Company, certain of our subsidiaries, our CEO in his individual capacity and the court-appointed receiver, alleging that the sale was fraudulent and that the defendants were in violation of their fiduciary duties to the limited partner. The plaintiff is seeking an unspecified amount of consequential damages and losses, rescission of the real estate sale, and removal of the Company’s subsidiary as general partner. Management believes the plaintiff’s claims are without merit and intends to vigorously defend against this claim.
In August 2016, a limited liability company member of Carinos Properties, LLC and Unit 6 Partners, LLC, filed a complaint in the United States District Court for the District of Arizona alleging that the Company breached its fiduciary duty to plaintiff under ERISA with respect to certain property we own in New Mexico. Damages were not specified. Management believes plaintiff’s claims are without merit and intends to vigorously defend against this claim.
Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case pending in the United States District Court for the District of Arizona. The case relates to claims by another creditor of the Justin 123 receivership discussed above, alleging, among other things, breach of conduct stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit seeks damages of $0.3 million, plus attorney fees and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position.
Contractor Arbitration
During the year ended December 31, 2016, a subsidiary of the Company received notice of a Notice and Claim of Mechanic’s and Materialmen’s Lien against the L’Auberge de Sedona property in the amount of $0.4 million in connection with a construction contract between the general contractor and that subsidiary. The claim is subject to binding arbitration, which is scheduled to occur in April 2017.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We are required to file reports with the SEC in accordance with Section 12(g) of the Exchange Act. Our shares have not been traded or quoted on any exchange or quotation system. There is no public market for our shares.

Shareholders

As of April 14, 2017, there were 4,497, 4,501, and 4,772 holders of record for each of our outstanding Classes of B-1, B-2 and B-3 common stock, respectively, totaling 14,144,471 shares, two holders of record of our outstanding 313,790 shares of Class B-4 common stock, 416 holders of record of our outstanding 735,801 shares of Class C common stock, eleven holders of record of our outstanding 920,314 shares of common stock and three holders of record of 8,200,000 of our outstanding Series B-1 and B-2 preferred stock.

Dividends

During the years ended December 31, 2016 and 2015, we paid no dividends to common shareholders. For those same years, we paid cash dividends of $2.1 million in each of the years, to our preferred shareholders.

Under the Restated Certificate of Designation, all shares of our capital stock are junior in rank to all shares of our Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon liquidation. In the event that any dividends are declared with respect to the voting common stock or any junior stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends will be entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into common stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available, on the payment date of the dividend established by the board of directors. The record date for any such Additional Dividends will be the record date for the applicable dividend, and any such Additional Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date. In the event we are obligated to pay a one-time special dividend on our Class B common stock (the “Special Dividend”), the holders of the Series B Preferred Stock as of the record date established by the board of directors will be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of common stock that it would hold if it had converted all of its shares of Series B Preferred Stock into common stock the same amount that is received by holders of Class B common stock with respect to each share of Class B common stock (in each case, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B dividends to be payable, out of funds legally available, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”). The record date for any Special Preferred Class B Dividends will be the record date for the Special Dividend, and any such Special Preferred Class B Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date.

Recent Sales of Unregistered Securities

Our shares of common stock or preferred stock are not listed or traded on any exchange or listing service. Because there is no established market for these shares, we cannot estimate the prices at which they would trade in an active market. We did not issue any common stock or preferred stock during the year ended December 31, 2016.

Equity Compensation Plan Information

During the year ended December 31, 2016, we issued options to employees under our Equity Incentive Plan for 324,500 shares of common stock subject to certain vesting and other conditions. Additionally, we approved grants of 86,207 shares of common stock to employees (which were issued subsequent to December 31, 2016) under our Equity Incentive Plan subject to certain vesting and other conditions.

In connection with previous restricted common stock grants to certain executives, 385,143 common shares vested during the year ended December 31, 2016.

During the year ended December 31, 2016, the board of directors authorized the issuance of 100,000 shares of common stock to the Company’s Chief Financial Officer, of which 50,000 shares are issuable after execution of his employment agreement and

50,000 shares are issuable upon filing of the Company’s December 31, 2016 Form 10-K, all of which are subject to certain vesting and other conditions.

Additionally, under our 2014 Non-Employee Director Compensation Plan (“Director Compensation Plan”), each of our independent board members is entitled to receive on an annual basis that number of common shares equal to the fair value of $20,000. There are 70,796 common shares issuable under the Director Compensation Plan for the year ended December 31, 2016 although no such shares have been issued to date.

The following is information with respect to outstanding options, warrants and rights as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,185,728	$6.10	1,814,272
Equity compensation plans not approved by security holders	2,751,668	2.47	—
Total	3,937,396		1,814,272

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time, depending on market conditions and other factors, through privately negotiated transactions. There were no shares repurchased under any publicly announced plans or repurchase programs during the year ended December 31, 2016.

Subsequent to December 31, 2016, the Company redeemed 196,278 shares of the common stock of the Company held by Lawrence D. Bain, the Company’s Chief Executive Officer, which were part of an 850,000 restricted share grant awarded to Mr. Bain pursuant to a Restricted Stock Award Agreement entered into between the Company and Mr. Bain, dated as of June 1, 2015 (the “Award Agreement”). The Company paid Mr. Bain $0.3 million for the redeemed shares. The shares were redeemed by the Company, upon the approval of the Compensation Committee of the Board of Directors of the Company, pursuant to an election made by Mr. Bain under Section 83(b) of the Code and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award.

ITEM 6.	SELECTED FINANCIAL DATA.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations about the future of our business that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview

Our Company

We are a real estate investment and finance company focusing on investments in commercial, hospitality, industrial and residential real estate and mortgages secured by such assets. We are engaged in developing, managing, and either holding for investment or disposing of real property acquired through investment, foreclosure or other means. The Company seeks opportunities to invest in real estate-related platforms or projects in partnership with other experienced real estate investment firms, and to sponsor and co-invest in real estate mortgages and other real estate-based investment vehicles. Our current business strategy is designed to re-establish the Company’s access to significant investment capital for investment purposes, whether through debt or equity issuance, in order to improve the performance of our portfolio. By increasing the level and quality of the assets in our portfolio, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on its investments and ultimately provide enhanced opportunity for liquidity.

Operating and Liquidity Challenges

During the year ended December 31, 2016, the Company continued to face a number of challenges impacting its financial performance including, but not limited to, the following:

1)
The Company was unable to fully fund its operations, including interest expense and preferred dividend obligations, out of income from ongoing operations, and therefore, we were dependent on funds obtained through borrowings and sales of real estate assets to generate sufficient cash to sustain operations;

2)
Despite our efforts to expedite the sale of our assets through reduced pricing and increased marketing, the velocity of asset sales was slower than desired or anticipated due to, among other things, a constrained financing market for certain of those assets, longer than expected due diligence periods, and a perception among interested parties that certain of those assets are in less desirable local markets;

3)	We were not successful in obtaining new or replacement financing at favorable terms; and

4)
We were subject to certain minimum liquidity covenants which had the effect of restricting the Company’s use of its cash to fund operations, engage in new development activities, or acquire additional assets.

Due in part to the above challenges, our liquidity balance fell below the required thresholds at various times during 2016 with respect to certain of our notes and/or related guarantee agreements resulting in our non-compliance with such covenants, which in turn constituted a non-compliance event under the terms of our Restated Certificate of Designation. In certain cases, we obtained applicable waivers from the lender and our preferred shareholders, and we were in compliance with these covenants as of December 31, 2016. In one case, the lender declined in providing forbearance for our non-compliance with the minimum liquidity requirement in our guaranty but did not take any enforcement action. That loan was fully repaid in December 2016.

As described below, the Company’s liquidity position has significantly improved as a result of the sale of several significant assets in late 2016 and early 2017.

Recent Developments

Operations and Investments

During 2016, management continued to implement its on-going initiatives to support our financial and operational goals. Management continued to aggressively pursue enforcement against current and former defaulted borrowers through foreclosure actions and recovery of other guarantor assets. As of December 31, 2016, the majority of the Company’s REO assets (assets held for sale, assets held for development, and operating properties) were obtained through foreclosure. As of December 31, 2016, the Company’s loan portfolio consisted of three loans, two of which are non-performing legacy loans that are fully reserved and the Company expects to resolve in 2017 through disposal.

A significant component of the Company’s business during 2016 continued to be the operation and renovation of its Sedona hotels, consisting of an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”) and the Orchards Inn (“Orchards”), a 70-room limited-service hotel and adjacent restaurant. The completed renovations include a remodeled lobby, bar, and dining room as well as adding a state-of-the-art kitchen and new veranda seating area at L’Auberge. We also completed various lodging renovations at L’Auberge and a refurbishment at Orchards Inn. We sold both properties in February 2017 for $97.0 million, which generated net proceeds of $45.0 million after the payoff of the related mortgage and closing costs.

In March 2016, we completed construction of our 196-unit apartment project in Apple Valley, Minnesota, known as Gabella, which was jointly developed with Titan Investments. In December 2016, we sold the completed project for $38.5 million, and utilized the proceeds to pay off the related construction loan of $21.0 million and other Company indebtedness of $9.0 million.

In January 2017, we purchased the 10% minority interest held by the minority partner in our Deer Valley, Utah real estate development joint venture and have assumed responsibility for the project’s daily management, marketing, and disposition activities. We are currently developing, entitling and marketing the mixed use development for sale.

We incurred significant expenses during 2016 in connection with our efforts to monetize certain New Mexico property we received in 2015 as a result of our loan and guarantee enforcement efforts. We expect that these expenses will continue in 2017.

As a result of our improved liquidity position, we expect to recommence our commercial mortgage lending activities and consider other real estate investment activities. We may also continue exploring the feasibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments where we have expertise and strong investor interest. The Company may contribute cash as well as legacy assets to these sponsored vehicles in exchange for equity ownership interests and/or profit participation interests.

To position us favorably in what we believe is an under-served segment of the real estate finance market, our typical asset transaction size is targeted to be above the maximum investment size of most community banks but below the minimum investment size of larger financial institutions. Our ability to engage in these transactions, however, will be dependent upon our successful liquidation of additional REO assets and obtaining additional debt and/or equity financing. As we generate additional liquidity, we intend to make further investments in our target range.

See Notes 3 and 4 in the accompanying consolidated financial statements in this Form 10-K for information about the concentration and geographic diversification of our outstanding loans and REO portfolio.

Factors Affecting Our Financial Results

General Economic Conditions Affecting the Real Estate Industry

We compete with a large number of real estate finance companies, property owners and developers, some of which may be willing to accept lower returns on their investments. Our success depends upon, among other factors, trends of the global, national, regional, and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends.

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

While we have been successful in securing financing in recent years to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, if we are not able to liquidate a sufficient portion of our assets to invest in income producing assets, our liquidity will likely continue to dissipate. Nevertheless, we believe that our cash and cash equivalents of $11.4 million at the end of 2016, and revenues we expect from our hotel management activities and sale of our legacy loans and real estate held for sale, will allow us to fund current operations for a period of one year from the date these financial statements are issued. As we enter 2017, with the liquidity generated at the end of 2016 and in early 2017, we expect to turn our attention to active investment of our capital, including mortgage lending and other real estate related investments.

The global financial markets ended 2016 on a positive note following the U.S. Presidential election, with equity markets rallying and U.S. Treasury yields rising as investors priced in increasing profitability, in general, based on greater fiscal stimulus, tax reform, and an easing of regulatory pressures under the new administration. Subsequently, the Federal Reserve increased the Federal Funds target interest rate at its December meeting. U.S. equity markets rallied after the election, as the S&P 500 Index returned 3.82% for the quarter and returned 11.96% for all of 2016. Financial conditions remained tight throughout 2016, as energy prices rose over the course of the year. As we move into 2017, investor concerns include the ability of the new administration to enact its intended policies, central banks' actions and their impact on the global economy, regulations related to risk retention and higher global capital requirements for financial institutions, the sustainability of China's economic growth, and the potential impact of the Brexit process and resulting stress in the European banking system.

For 2016, U.S. gross domestic product grew by 1.6%, with the consensus forecast for both 2017 and 2018 at 2.3%.  Core personal consumption expenditures ended 2016 up 1.7%, while the expectation for 2017 stands at 1.8%, still shy of the 2% target communicated by the Federal Reserve.  Monthly increases in payroll employment averaged 165,000 jobs per month for the fourth quarter of 2016, slightly below the average of 179,750 over the last twelve months. The consensus of economists forecast monthly payrolls to increase by 163,000 jobs per month in 2017. Looking forward, an improving labor market, coupled with relatively low interest rates and energy prices, should be supportive of U.S. consumer spending. Trade may be a headwind, as U.S. dollar exchange rates relative to a basket of major world currencies strengthened to multi-year highs during the fourth quarter of 2016 following the U.S. elections. In summary, it still appears that the U.S. will continue to experience modest economic growth, and core inflation is likely to remain below the Federal Reserve’s policy objective of 2%. However, given the ambiguities surrounding the new administration’s policy decisions, this outlook remains uncertain. We continue to monitor overall economic conditions in light of our investment objectives.

See “Part 2, Item 7 - Liquidity and Capital Resources” for additional information regarding our anticipated sources and uses of capital.

Revenues

Historically, our business model was predicated on a commercial lending platform. This changed dramatically in 2008 and 2009 as a result of borrower defaults on substantially all of our legacy loans and subsequent foreclosures. Since that time, we have not been engaged in active lending activities and our primary revenue sources changed from mortgage income to revenues derived from our operating properties. With the sales of our multifamily project in December 2016 and our hotel operations in February 2017, we do not expect to generate significant operating property revenues in 2017. As we invest proceeds from those asset sales into mortgage loans and other real estate related investments, we expect that our revenue will primarily derive from our mortgage and investment activity as well as from the disposition of our REO assets. We expect in the short-term that we will derive a greater proportion of our revenue from REO dispositions than from the interest and fee income from commercial mortgage loans originated by us. As general economic conditions improve and our liquidity position improves, we intend to continue to execute our investment strategy and expect that interest and fee income from commercial real estate mortgage loans will increase.

Operating Property Revenue. Our operating property revenue is attributable to revenues generated from operating properties either obtained through foreclosure (or deed in lieu of foreclosure) of secured loans or through projects developed by the Company. During the year ended December 31, 2016, our operating properties consisted of 1) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, 2) the Sedona hotels, and 3) our Apple Valley, Minnesota multi-family residential project that was sold in the fourth quarter of 2016. As described above, we sold our Sedona hotels in February 2017. The revenues from the hotels and multi-family residential project provided the majority of top line operating property revenues. As such, unless these assets are replaced by similar operating assets in 2017, this revenue source is expected to decline dramatically from 2016 and 2015 levels.

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

Operating Property Direct Expenses. Operating property direct expenses consist of payroll, management fees, real and personal property taxes, cost of sales, utility charges and assessments, repair and maintenance expenses, and other related direct costs and expenses pertaining to the day-to-day operations of our operating properties (exclusive of interest and depreciation which are reflected in separate line items of our consolidated statements of operations). Similar to operating revenue, we expect operating property expenses to decline dramatically from 2016 and 2015 levels given the recent sales of our most significant operating properties.

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned include direct carrying costs associated with our raw or partially improved, non-income producing real estate assets. Such expenses include real and personal property taxes, homeowner association dues, utility charges and assessments, repair and maintenance expenses, and license fees.

Professional Fees. Professional fees consist of the following: legal fees relating to our loan and guarantor enforcement activities, non-capitalized underwriting costs, general litigation, SEC reporting and for other general corporate purposes; fees for external valuation services; fees paid for asset management services relating to portfolio management; fees for external accounting, audit and tax services; fees for strategic consulting services; fees for non-capitalized information technology services; and other general consulting costs.

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

Depreciation and Amortization Expense. We record depreciation and amortization on property and equipment used at our operating properties and at our corporate facility. We cease recording depreciation on real estate assets once they are classified as held for sale.

Gain/Loss on Disposal of Assets. We typically realize gains or losses in connection with the sale of our loans and REO assets. We expect to continue these dispositions over the next 12 to 24 months. Gains or losses from such dispositions will depend on our ability to successfully market those loans and REO assets and the timing of such sales.

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

We continue to proactively pursue enforcement action against borrowers and guarantors which has resulted in asset acquisitions through foreclosures, deeds-in-lieu of foreclosure, or other asset recoveries. A majority of the underlying collateral of such loans consisted of non-operating, non-income producing assets. Until we are able to dispose of the related REO assets, we will continue to bear the carrying costs of such assets and will lack the required liquidity to make meaningful investments in interest-earning assets.

Impairment of Real Estate Owned.  Our estimate of impairment charges on REO assets largely depends on whether the particular REO asset is held for development or held for sale. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data from third-party valuation firms, market participant sources, and valid offers from third parties. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. Generally, asset values have stabilized in many of the areas where we hold real estate, however our assets are reviewed for impairment individually. We have sold and intend to actively market and sell substantially all of our REO assets, individually or in bulk, over the next 12 months as a means of raising additional capital to pursue our investment objectives and fund core operations.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended December 31, 2016 and 2015. Unless otherwise noted, all comparative performance data included below reflects year-over-year comparisons.

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues (in thousands)
	Years Ended December 31,
Revenues:	2016	2015	$ Change	% Change
Operating Property Revenue	$32,948	$28,698	$4,250	14.8%
Investment and Other Income	399	2,311	(1,912)	(82.7)%
Mortgage Loan Income, net	340	1,481	(1,141)	(77.0)%
Total Revenue	$33,687	$32,490	$1,197	3.7%

Operating Property Revenue. During the year ended December 31, 2016, operating property revenue was $32.9 million as compared to $28.7 million during the year ended December 31, 2015, an increase of $4.3 million or 14.8%. The increase in operating property revenue is attributable to higher revenues at our Sedona hotel and related operations due primarily to higher room rates achieved (despite a slight reduction in occupancy), and a full year of operating revenues from the new multi-family residential leasing project located in Apple Valley, Minnesota, known as Gabella, partially offset by the loss of revenue from our commercial medical office building that was sold in third quarter of 2015.

Investment and Other Income. During the year ended December 31, 2016, investment and other income was $0.4 million, a decrease of $2.1 million, or 82.7%, from $2.3 million for the year ended December 31, 2015. The decrease is primarily attributable to a $1.3 million settlement payment we received in the first quarter of 2015 when we were removed as a guarantor on one of our borrower’s loans.

Mortgage Loan Income. During the year ended December 31, 2016, income from mortgage loans was $0.3 million, a decrease of $1.1 million from $1.5 million for the year ended December 31, 2015. The year-over-year decrease in mortgage loan income is primarily attributable to the lower average balance of income-earning loans in our portfolio. While the total loan portfolio principal outstanding was $12.6 million at December 31, 2016 as compared to $23.6 million at December 31, 2015, the income-earning loan balance totaled only $0.4 million versus $11.1 million for the same periods, respectively.

As of December 31, 2016, two of our three portfolio loans were in non-accrual status, as compared to two of our six portfolio loans that were in non-accrual status at December 31, 2015. We did not originate any loans during the year ended December 31, 2016. During the year ended December 31, 2015, we originated two new loans in connection with the sale of certain REO assets, with an aggregate principal balance of $14.1 million and a weighted average interest rate of 8.8%. In the absence of acquiring or originating new loans, we would expect mortgage income to remain at low levels. However, with the liquidity generated by recent asset sales, we expect to resume our mortgage lending activities which would lead to an increase in mortgage loan income in the future.

Costs and Expenses

Expenses (in thousands)
	Years Ended December 31,
Expenses:	2016	2015	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$25,976	$24,007	$1,969	8.2%
Expenses for Non-Operating Real Estate Owned	376	1,027	(651)	(63.4)%
Professional Fees	4,364	4,395	(31)	(0.7)%
General and Administrative Expenses	7,646	9,930	(2,284)	(23.0)%
Interest Expense	9,532	10,654	(1,122)	(10.5)%
Depreciation and Amortization Expense	4,040	2,727	1,313	48.1%
(Gain) Loss on Disposal of Assets, Net	(10,997)	306	(11,303)	(3,693.8)%
Recovery of Credit Losses, Net	231	(10,652)	10,883	(102.2)%
Impairment of REO	—	3,676	(3,676)	(100.0)%
Total Costs and Expenses	$41,168	$46,070	$(4,902)	(10.6)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). During the year ended December 31, 2016, operating property direct expenses were $26.0 million, an increase of $2.0 million, or 8.2%, from $24.0 million for the year ended December 31, 2015. The increase in operating property direct expenses is primarily attributed to higher variable expenses that correspond with the increase in revenues at the hotels, coupled with a slight improvement in margins at our hotel properties, and the ramp up of Gabella leasing operations. Operating property direct expenses as a percentage of operating revenues was 78.8% and 83.7%, resulting in a gross margin of 21.2% and 16.3% during the years ended December 31, 2016 and 2015, respectively.

Expenses for Non-Operating Real Estate Owned. During the year ended December 31, 2016, expenses for non-operating real estate owned assets were $0.4 million, a decrease of $0.7 million, or 63.4% from $1.0 million for the year ended December 31, 2015. The decrease is attributable to the decreasing number of non-operating properties held during 2016. We held 17 and 23 non-operating REO properties at December 31, 2016 and 2015, respectively.

Professional Fees. During the year ended December 31, 2016, professional fees expense totaled $4.4 million, a decrease of $31.0 thousand, or 0.7%, from $4.4 million for the year ended December 31, 2015. The year over year slight decrease in professional fees is primarily attributed to lower expenses incurred in connection with our enforcement activities against guarantors.

General and Administrative Expenses. During the year ended December 31, 2016, general and administrative expenses were $7.6 million, a decrease of $2.3 million, or 23.0%, from $9.9 million for the year ended December 31, 2015. The decrease in general and administrative costs is primarily attributed to higher compensation expense incurred during the year ended December 31, 2015 resulting from a severance charge recorded in connection with the employment termination of a former Company executive, coupled with lower guaranteed bonus and stock-based compensation, and reduced expenses incurred for investor relations, travel, and miscellaneous taxes in 2016.

Interest Expense. During the year ended December 31, 2016, interest expense was $9.5 million as compared to $10.7 million for the year ended December 31, 2015, a decrease of $1.1 million, or 10.5%. The decrease is attributed primarily to our $28 million note payable paydown in the fourth quarter of 2015, partially offset by interest expenses incurred in connection with draws on the Gabella construction loan and SRE Monarch line of credit, and loan maturity date extension fees paid to SRE Monarch.

Depreciation and Amortization Expense. During the year ended December 31, 2016, depreciation and amortization expense was $4.0 million, an increase of $1.3 million, or 48.1%, from $2.7 million for the year ended December 31, 2015. The increase is due primarily to the capital additions incurred for assets placed in service during 2016, including Gabella and the Sedona hotel renovations.

(Gain) Loss on Disposal of Assets. During the year ended December 31, 2016, we sold 10 REO assets (or portions thereof) for $44.2 million (net of selling costs) resulting in a net gain of $11.0 million. During the year ended December 31, 2015, we sold 24 REO assets (or portions thereof) for $34.0 million (net of selling costs) for a net loss of $0.3 million. One of the assets sold during 2015 was a mortgage note in the principal amount of $11.0 million to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors and preferred shareholders at that time. The note was sold at par value and had no impact on the profit or loss of the Company.

Recovery of Credit Losses. For mortgage loan assets, we perform a valuation analysis of the underlying collateral to determine the extent of provisions for credit losses required for such assets. During the year ended December 31, 2016, we recorded a net provision for credit losses of $0.2 million based upon a $0.8 million non-cash provision for credit loss offset by recoveries of credit losses of $0.6 million in cash and other assets collected from guarantors and/or from recoveries received on insurance claims.

During the year ended December 31, 2015, we recorded a recovery of prior credit losses of $10.7 million. Of the $10.7 million, $0.3 million consists of non-cash provision for credit loss related to a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value offset by recoveries of credit losses of $10.4 million in cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

Impairment of Real Estate Owned. Similar to our loan collateral, we perform an analysis to determine the extent of impairment in valuation for our REO assets. Based on our analysis and the estimated fair value of real estate held for sale, we recorded no impairment charges during the year ended December 31, 2016, and we recorded impairment charges in the amount $3.7 million during the year ended December 31, 2015. The impairment charges recorded during the year ended December 31, 2015 were based on our decision to implement a more aggressive pricing strategy for select assets in which markets conditions had softened in order to generate more immediate liquidity.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the years ended December 31, 2016 and 2015, the Company’s reportable segments consisted of the following:

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

Prior to March 31, 2016, the Company reported amounts for the commercial and residential real estate leasing operations in a separate segment titled Commercial and Residential Real Estate Leasing Operations. Commencing in the quarter ended June 30, 2016, and for all comparable periods presented in the following segment tables and discussion, the amounts and results of the previously reported Commercial and Residential Real Estate Leasing Operations segment have been combined with the Mortgage and REO - Legacy Portfolio and Other Operations segment. This reclassification aligns the Company’s reportable segments with the overall strategy of the Company since the related assets in the Commercial and Residential Real Estate Leasing Operations segment were classified as REO held for sale once it was economically feasible to dispose of such assets, as the Company did not intend to operate the assets on a long-term basis.

Corporate and Other — Consists of our centralized general and administrative, and corporate treasury and deposit gathering activities, and interest expense associated with non-property specific debt issuances. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

A summary of the financial results for each of our operating segments during the years ended December 31, 2016 and 2015 follows (in thousands):

Hospitality and Entertainment Operations

	Years ended December 31
	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$31,002	92.0%	$27,604	85.0%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	24,803	95.5%	22,927	95.5%
General and Administrative Expenses	—	—%	—	—%
Total operating expenses	24,803		22,927
Net Operating Income	6,199		4,677
Net Operating Income % of revenue	20.0%		16.9%
Other Expenses:
Interest Expense	4,227	44.3%	4,151	39.0%
Debt Termination Charges	—	—%	—	—%
Depreciation & Amortization Expense	3,337	82.6%	2,423	88.9%
Other Expenses	7,564		6,574
Total Expenses	32,367	78.2%	29,501	64.0%
Net Loss	$(1,365)	17.7%	$(1,897)	14.0%

For the years ended December 31, 2016 and 2015, the hospitality and entertainment operations segment revenues were $31.0 million and $27.6 million, respectively. The year-over-year increase in operating property revenue was primarily attributed to a higher average daily room rate (“ADR”) at our two hotels, which was partially offset by lower occupancy as compared to the same period in 2015. The hotels achieved an aggregate occupancy rate of 75.1% and ADR of $376 during the year ended December 31, 2016, compared to an aggregate occupancy rate of 77.0% and an ADR of $318 during the same period in 2015. The occupancy and subsequent completion of our capital improvement project at our two hotels during the second quarter of 2016 was the main driver of the higher ADR and lower occupancy rates.

For the year ended December 31, 2016, the golf course operation saw an overall decrease in revenues of 6.3%, attributable to a 9.9% decrease in golf and related revenue per round ($75 and $83 for the years ended December 31, 2016 and 2015, respectively), partially offset by a 2.7% increase in total rounds played (30,241 and 29,460 for the years ended December 31, 2016 and 2015, respectively). The decrease in per round rates was primarily attributed to unfavorable weather conditions and an unfavorable mix in play between members and non-members, as club members pay lower green fees than non-members.

During the years ended December 31, 2016 and 2015, the hospitality and entertainment operations segment contributed 92.0% and 85.0%, respectively, of total consolidated revenues. The increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues for the year ended December 31, 2016 as compared to the same period for 2015 is attributable to increased revenues at our hotel operations coupled with a lack of other income-producing assets and the sale of various assets and loans in our legacy portfolio.

Similarly, during the years ended December 31, 2016 and 2015, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 20.0% and 16.9% for the years ended December 31, 2016 and 2015, respectively. The increase in net operating income percentages for the year ended December 31, 2016, as compared to the same period in 2015, was primarily attributed to increased revenue and lower labor and equipment cost at the hotels due to the completion of the capital improvement project in the second quarter of 2016.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $(1.4) million and $(1.9) million of the total consolidated net loss for the years ended December 31, 2016 and 2015, respectively.

As previously noted, we sold our hotel properties in February 2017. Unless we acquire other operations in the hospitality and entertainment industry segment, the revenue and expense contribution of this segment to total Company operations is expected to decline significantly in future periods.

Mortgage and REO – Legacy Portfolio and Other Operations

	Years ended December 31
	2016	% of Consolidated Total	2015	% of Consolidated Total

Total Revenue	$2,662	7.9%	$4,713	14.5%
Expenses:
Operating Property Direct Expenses	1,173	4.5%	1,080	4.5%
Expenses for Non-Operating Real Estate Owned	376	100.0%	1,023	99.6%
Professional Fees	2,720	62.3%	2,581	58.7%
General and Administrative Expense	175	2.3%	264	2.7%
Total operating expenses	4,444		4,948
Other Expenses (Income):
Interest Expense	2,916	30.6%	3,870	36.3%
Depreciation & Amortization Expense	506	12.5%	98	3.6%
(Gain) Loss on Disposal of Assets, Net	(10,997)	100.0%	306	100.0%
Recovery of Credit Losses, Net	231	100.0%	(10,652)	100.0%
Impairment of Real Estate Owned	—	—%	3,676	100.0%
Earnings (Loss) in Unconsolidated Subsidiaries	236	100.0%	—	—%
Other Expenses (Income)	(7,108)		(2,702)
Total Expenses (Income)	(2,664)	(6.4)%	2,246	4.9%
Net Income	5,326	(69.0)%	2,467	(18.2)%
Net Income Attributable to Noncontrolling Interests	117	100.0%	(715)	100.0%
Net Income Attributable to Common Shareholders	$5,443	(44.4)%	$1,752	(9.3)%

During the years ended December 31, 2016 and 2015, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 7.9% and 14.5%, respectively, of total consolidated revenues. The decrease in segment revenue as a percentage of total revenue during the year ended December 31, 2016 resulted primarily from (i) reduced mortgage loan and investment income due to real estate asset sales and payoffs of certain mortgage loans, and (ii) a settlement payment received in the first quarter of 2015 when we were removed as a guarantor on one of our borrower’s loans and the termination of the related guarantee payments in the first quarter of 2015. These revenue decreases were partially offset by an increase in Gabella residential lease revenues due to the completion of the Gabella project in the first quarter of 2016.

During the years ended December 31, 2016 and 2015, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated (income) expenses of $(2.7) million and $2.2 million, respectively. The increase in net expenses for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to (i) reduced recoveries from prior credit losses through asset collections from guarantors and the assignment of equity interests as a result of our enforcement and collection efforts during the second quarter of 2015, (ii) increases in operating property expenses due to higher fixed expenses associated with Gabella residential leasing operations during the year ended December 31, 2016, compared to expenses associated with our commercial leasing operations during 2015, and (iii) higher depreciation and amortization expense as Gabella’s residential leasing assets were depreciated prior to being classified to REO held for sale in the second quarter of 2016, partially offset by (x) reduced expenses for non-operating real estate owned due to sales of certain legacy assets, and (y) a decrease in interest expense due to the payoff of two non-recourse loans totaling $28.8 million secured by certain legacy assets during the fourth quarter of 2015. The segment recognized recovery provision of $0.2 million for the year ended December 31, 2016, compared to recovery of loss of 10.7 million for the year ended December 31, 2015.

After revenues, gains on sale, less interest, depreciation and amortization expenses, and provision for (recoveries of) credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net income of $5.3 million and $2.5 million, respectively, for the years ended December 31, 2016 and 2015.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” and “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	Years ended December 31
	2016	% of Consolidated Total	2015	% of Consolidated Total

Total Revenue	$23	0.1%	$173	0.5%
Expenses:
Expenses for Non-Operating Real Estate Owned	—	—%	4	0.4%
Professional Fees	1,644	37.7%	1,814	41.3%
General and Administrative Expense	7,471	97.7%	9,666	97.3%
Total operating expenses	9,115		11,484
Other Expenses:
Interest Expense	2,389	25.1%	2,633	24.7%
Debt Termination Charges	—	—%	—	—%
Depreciation & Amortization Expense	197	4.9%	206	7.6%
Gain on Disposal of Assets	—	—%	—	—%
Recovery of Credit Losses, Net	—	—%	—	—%
Other Expenses	2,586		2,839
Total Expenses	11,701	28.3%	14,323	31.1%
Loss before Income Taxes	$(11,678)	151.3%	$(14,150)	104.2%
Provision for Income Taxes	—	—%	163	100.0%
Net Loss	(11,678)	151.3%	(14,313)
Cash Dividend on Redeemable Convertible Preferred Stock	(2,146)	100.0%	(2,140)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(2,505)	100.0%	(2,309)	100.0%
Net Loss Attributable to Common Shareholders	$(16,329)	133.3%	$(18,762)	99.2%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment does not generate any material revenues for the Company.

During the years ended December 31, 2016 and 2015, the Corporate and Other segment contributed $11.7 million and $14.3 million, respectively, or 28.3% and 31.1% to total consolidated expenses. The year-over-year decrease in expenses for this segment is primarily attributable to (i) a decrease in interest expense due to the reduction of our outstanding notes payable balances; and (ii) reduced compensation and related expenses and other general and administrative expenses.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of December 31, 2016, our loan portfolio consisted of three first mortgage loans with a carrying value of $0.4 million, of which two such loans are fully reserved and have a zero carrying value. In comparison, as of December 31, 2015, our loan portfolio consisted of six first mortgage loans with an aggregate carrying value of $11.1 million. Given the lack of lending activities during 2016 and the non-performing status of substantially all of our remaining loan portfolio, there was limited loan activity during the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, we sold one loan in addition to its underlying asset for $3.4 million (net of selling costs), which resulted in a gain of $0.2 million and received principal payoffs totaling $7.6 million. We did not originate any loans during the year ended December 31, 2016. During the year ended December 31, 2015, we originated two loans in the aggregate principal amount of $14.1 million relating to the financing of a portion of the sale of certain REO assets during 2015. In addition, the Company was assigned one loan in the principal amount of $0.3 million through the purchase of a lien on real property during the year ended December 31, 2015. During the fourth quarter of 2015, one of the new loans originated in the amount of $11.0 million was sold. As of December 31, 2016 and 2015, the valuation allowance represented 97.1% and 53.6%, respectively, of the total outstanding loan principal and interest balances.

Changes in the Loan Portfolio Profile

We expect little change in our loan portfolio profile in future periods until we resume lending activities on a meaningful level.

Loan Modifications

We did not have any loan modifications during the years ended December 31, 2016 or 2015. Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof, on a case by case basis, we do not have in place a specific loan modification program or initiative. Rather, we may seek to modify any loan, in our sole discretion, based on the applicable facts and circumstances, including, without limitation: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Geographic Diversification

As of December 31, 2016, the collateral underlying our remaining loan portfolio was located in New Mexico and California. As of December 31, 2015, all of the underlying collateral of our loan portfolio was located in Arizona, New Mexico and California. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change year over year in the geographic diversification of our loans is primarily attributed to loan payoffs and sales.

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

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2016 and 2015, the Prime rate was 3.75% and 3.50%, respectively.

At December 31, 2016, one of our three loans was performing and had an average principal balance of $0.4 million and a weighted average interest rate of 11.0%. At December 31, 2015, four of our six loans were performing and had an average principal balance of $11.1 million and a weighted average interest rate of 10.5%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.

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

Our borrowers generally consist of land developers, homebuilders, commercial property developers, and real estate investors. In general, our loans have historically had a term of three to 24 months and are full-recourse, meaning one or more principals of the borrower personally guarantee the debt. Typically, the borrower is a single purpose entity that consists of one or more members that serve as guarantors to the loan.

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

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2016, the original projected end-use of the collateral under our loans was classified: 97.1% residential and 2.9% mixed-use. As of December 31, 2015, the original projected end-use of the collateral under our loans was classified: 65.9% residential, 31.4% mixed-use, and the balance commercial.

Until we resume meaningful lending activities, we do not expect material changes in the concentration of loans by type of collateral and end-use. As of December 31, 2016 and 2015, the change in concentration of loans by type of collateral and end-use was primarily a result of loan payoffs and sales.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our mortgage loan portfolio, net of the valuation allowance, as of December 31, 2016, has scheduled maturity dates as follows:

Quarter	Principal and Interest Balance	Percent
Matured	$12,682	97.1%
Thereafter	378	2.9%
Total	13,060	100.0%
Less: Valuation Allowance	(12,682)
Net Carrying Value	$378

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

REO assets are reported as either operating properties, REO assets held for development, REO assets held for sale, or other REO depending on whether we plan to hold the operating assets, develop the land-related assets prior to selling them, sell the asset in the immediate future, or hold the asset until its highest and best use is determined, and whether they meet the criteria to be classified as held for sale under GAAP. The estimation process involved in the valuation of REO assets is inherently uncertain since it requires us to make estimates of future events and current and future market conditions. Our estimate of fair value is based on our intent regarding the proposed development of the related asset, if deemed appropriate, as opposed to a sale of such property on an as-is basis. In such cases, we evaluate whether we have the intent, resources and ability to carry out the execution of our disposition strategy under normal operating circumstances, rather than a forced disposition due to liquidity pressure. Economic, market, environmental and political conditions, such as exit prices and absorption rates, may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities if such financing is required. Accordingly, the ultimate realization of our carrying values of our real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond our control.

At December 31, 2016, we held total operating properties and REO assets of $122.1 million, of which $17.8 million were held for sale, $88.7 million were held as operating properties, and $15.5 million were classified as other real estate owned. At December 31, 2015, we held REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties, and $27.7 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Minnesota and New Mexico.

We did not acquire any new REO assets during the year ended December 31, 2016. During the year ended December 31, 2015, we acquired two REO assets resulting from foreclosure of the related loans and we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in connection with certain guarantor enforcement and collection activities. Certain of these entities have been consolidated in the accompanying consolidated financial statements based on our determination of the Company’s controlling financial interest in each such entity.

During the year ended December 31, 2016, we reclassified our golf course and Gabella properties from operating properties to REO held for sale as a result of management’s decision and actions to dispose of such assets. The Gabella property was sold in the fourth quarter of 2016. The golf course property is being actively marketed for sale.

During the years ended December 31, 2016 and 2015, we reclassified certain assets between REO held for sale and other REO, depending on when such assets meet the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not being actively marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the years ended December 31, 2016 and 2015 other than as a result of REO asset sales.

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

REO Sales

We are actively marketing REO assets held for sale with the expectation that such assets will sell within a 12 month time frame. We are also periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets that may not be classified as held for sale. However, except for those REO assets designated for sale, management has not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale as of the reporting date (e.g., the anticipated disposition period may extend beyond one year). During the year ended December 31, 2016, we sold 10 REO assets (or portions thereof) for $44.2 million (net of selling costs), resulting in a net gain on disposal of $11.0 million. During the year ended December 31, 2015, we sold 24 REO assets or portions thereof for $34.0 million (net of selling costs), of which we financed $14.1 million, for a net loss of $0.3 million. In February 2017, we sold our Sedona hotel assets for $97.0 million and a realized gain on sale of approximately $7.0 million.

Operating Property and REO Operations and Planned Development

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations, which totaled $26.4 million and $25.0 million for the years ended December 31, 2016 and 2015, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $11.9 million and $30.2 million during the years ended December 31, 2016 and 2015, respectively.

The nature and extent of future costs for our REO properties depends on the holding period of such assets, the level of development undertaken, our projected return on such holdings, our ability to raise funds required to develop such properties, the number of additional foreclosures, and other factors. While substantially all our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

REO Classification

As of December 31, 2016, 22% of our REO assets were planned for residential development, 1% was planned for mixed-used development, and 77% was planned for commercial or industrial use. As of December 31, 2015, 17% of our REO assets were originally planned for residential development, 21% was planned for mixed-used development, and 62% was planned for commercial or industrial use. We continue to evaluate our use and disposition options with respect to these assets. The real estate held for sale consists of improved and unimproved residential lots, and completed commercial properties located in California, Arizona, Texas, Minnesota and New Mexico.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements for additional information.

Equity Investments

Variable Interest Entities

The determination of whether the assets and liabilities of a variable interest entity (“VIE”) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE, and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a variable interest in a VIE based on a consideration of the nature and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

In addition to Southwest JV, we have equity investments in other partnerships and joint ventures which are described below.

Lakeside Investment

In the fourth quarter of 2015, the Company, through a wholly owned subsidiary, formed a joint venture, Lakeside DV, LLC (“Lakeside JV”), with a third party developer, Park City Development, LLC (“PCD”), for the purpose of acquiring, holding, and developing certain real property located in Park City, Utah. Under the Lakeside JV operating agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. In accordance with applicable accounting standards, the Company does not consolidate the financial results of Lakeside JV. Rather, Lakeside JV is accounted for under the equity method of accounting.

As of December 31, 2016 and 2015, the Company had contributed $3.7 million and $3.4 million to Lakeside JV, respectively, and as of December 31, 2016 was required to contribute an additional $0.5 million, to be funded as needed by Lakeside JV. Equity balances are subject to a 12% preferred return, compounded quarterly. Cash flows are to be distributed first in proportion to the preferred equity investment, including the preferred return, then to the extent of additional capital contributions made by the members. Thereafter, cash flows are to be distributed at varying rates as certain return hurdles are achieved. During 2015, the Company elected to syndicate $1.7 million of its investment to several investors (“Syndicates”), some of which are related parties of the Company. Aside from a 2% management fee payable to the Company from Lakeside JV, cash flow distributions to the Syndicates are to be calculated and paid on the same basis as the cash flow distributions to the Company.

While the fair value of the unimproved real estate holdings of Lakeside JV is $4.7 million (of which 90% is $4.2 million) as of December 31, 2016, the Company’s maximum exposure to loss in Lakeside JV as of December 31, 2016 is $2.5 million.

During the year ended December 31, 2016, we recorded a loss on the equity investment in the accompanying consolidated statements of operations of $0.3 million, of which $(0.1) million was allocable to the Syndicates. Since Lakeside JV commenced operations during the fourth quarter of 2015, activities during that period were minimal, and no earnings or loss on the Company’s equity investment were recorded during the year ended December 31, 2015.

Subsequent to December 31, 2016, the Company purchased PCD’s interest in Lakeside JV for $0.7 million and terminated PCD as the manager. Accordingly, Lakeside JV became a consolidated entity of the Company in the first quarter of 2017.

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

The assets of the foregoing entities include primarily unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate the foregoing entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. Under the court-approved settlement pursuant to which the Company obtained these equity interests, the Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.1 million at December 31, 2016 and 2015.

See “Note 5 – Equity Investments” in the accompanying consolidated financial statements for additional information.

Important Relationships between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan in defaults at December 31, 2016 and 2015 consisted of impaired legacy mortgage loans. At December 31, 2016, two of our three outstanding loans were in default, both of which were past their respective scheduled maturity dates and fully reserved. At December 31, 2015, two of our six outstanding loans were in default and were past their respective scheduled maturity dates and fully reserved. The two loans that were in default at December 31, 2015, were the same two loans in default status as of December 31, 2016. There were no changes to our loans in default status during the year ended December 31, 2016.

During the year ended December 31, 2015, we foreclosed on assets serving as collateral for two loans and transferred that collateral to REO held for sale. We are in the process of pursuing certain enforcement action which could lead to foreclosure or other disposition of assets serving as collateral for our other portfolio loans in default. The timing of foreclosure on the remaining loan collateral is dependent on several factors, including applicable state statutes, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

We perform a valuation analysis of our loans, REO held for sale, Other REO, and equity investments not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

Factors Affecting Valuation

The underlying collateral of our loans, REO held for sale, and Other REO assets vary by stage of completion and consist of either raw land (also referred to as pre-entitled land), entitled land, partially developed land, or mostly developed/completed lots or projects. We recorded significant impairment losses between 2008 and 2010 as a result of disruptions in the real estate and capital markets, and the resulting high volatility of real estate values, which was largely based on independent third party valuation reports obtained. Since 2011, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved for some markets. As a result, in more recent periods and during the years ended December 31, 2016 and 2015, we reduced the extent to which we utilized independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. While we continue to utilize third party valuations for selected assets on a periodic basis as circumstances warrant, we rely primarily on our asset management consultants and internal staff to gather available market participant data from independent sources to establish assumptions used to derive fair value of the collateral supporting our loans and real estate owned for a majority of our loan and REO assets.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the years ended December 31, 2016 and 2015, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

As part of its on-going monitoring of economic and inflationary developments in regards to its monetary policy, the Federal Reserve, in the fourth quarter of 2016, determined that domestic financial conditions have generally been supportive of economic growth since mid-2016 and remain so despite increases in interest rates in recent months. Long-term Treasury yields and mortgage rates moved up from their low levels earlier last year but are still quite low by historical standards. Labor market conditions continued to strengthen over the second half of 2016 and employment has continued to post solid gains. The housing market has continued its gradual recovery, and fiscal policy at all levels of government has provided a modest boost to economic activity. Business investment had been weak for much of 2016 but posted larger gains toward the end of the year. In December 2016, the Federal Open Market Committee of the Federal Reserve (FOMC) raised the target for the federal funds rate to a range of 0.5% to 0.75% after maintaining it at 0.25% - 0.50% for a year. In March 2017, the FOMC further raised the target for the federal funds rate to a range of 0.75% to 1.0% and indicated its intent to further raise rates during 2017 as economic conditions evolve. The decision to increase the federal funds rate reflected realized and expected labor market conditions and inflation.

The Federal Reserve indicated that the timing and size of any future adjustments to the federal funds rate will be based on its assessment of economic conditions and will take into account a wide range of information. The Federal Reserve has stated its expectation that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate.

According to the Emerging Trends in Real Estate 2017 report released by PricewaterhouseCoopers (PWC), while there is a great deal of discussion about reaching a plateau, or experiencing something of a pullback in activity, or finding the cost and availability of debt hobbling future growth somewhat, the consensus of Emerging Trends survey respondents, interviewees, and focus group participants calls for healthy, if moderate, growth in real estate capital investment in 2017, and probably beyond. Most industry participants did not see a general business recession compromising demand growth for residential and commercial property. But most do expect that construction will remain muted, especially for a business cycle that has persisted so long. Banking regulation has particularly discouraged development lending, and so investors believe that supply/demand fundamentals will favor rent growth, at least over the short term.

The Case-Shiller Index for June 2016 showed national home prices 1.2% below the peak of July 2006, providing evidence of the slow national recovery. However, pricing has been accelerating in urban and inner suburban markets near transit and employment centers in major markets. At present, investors involved in this sector are quite bullish and believe that in most growth markets, for-sale homes are undersupplied. Low interest rates have made housing more affordable, even though credit standards and terms have been tightened by lenders.

Selection of Single Best Estimate of Value

The results of our valuation efforts generally provide a range of values for the collateral and REO assets valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued, its stage of entitlement or development and management’s strategy for disposing of the asset. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received, and agreements executed, as well as multiple observable and unobservable inputs and management’s intent.

See “Note 6 – Fair Value” in the accompanying consolidated financial statements for a summary of procedures performed during the year ended December 31, 2016.

Valuation Conclusions

As of December 31, 2016, the valuation allowance totaled $12.7 million, representing 97.1% of the total outstanding loan principal and accrued interest balances. As of December 31, 2015, the valuation allowance totaled $12.9 million, representing 53.6% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total is attributed to the sale of the loans to which the valuation allowance was recorded.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of December 31, 2016, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect our assessment of fair value as of December 31, 2016 and 2015 based on currently available data, we will continue to evaluate our loans in 2017 and beyond to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation of Real Estate Held for Development and Operating Properties

REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.

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

If we elected to change the disposition strategy for our real estate held for development or our operating properties, and such assets were classified as held for sale, we might be required to record additional impairment charges, although such amounts are not expected to be significant based on the previous impairment adjustments recorded. As of December 31, 2016 and 2015, substantially all of our REO carrying value assets are based on an “as is” valuation. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2016.

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

Current and Anticipated Borrowings

Senior Debt Restructuring and Refinancing

In the first quarter of 2015, we completed the process of refinancing our prior senior secured indebtedness by entering into a series of loan agreements, promissory notes and related agreements with Calmwater to borrow a total of $78.8 million. The proceeds of the Calmwater financing were used to fully satisfy the remaining balance of our senior indebtedness and a $24.8 million loan previously secured by our Sedona hotel assets, as well as to provide us with additional working capital for our development activities and operational costs. These loans are generally referred to as (i) the Sedona Loan; (ii) Asset Loan 1; and (iii) Asset Loan 2.

•
The Sedona Loan was a $50.0 million non-recourse loan secured by first liens on the Company’s Sedona properties and contained customary affirmative and negative covenants, including covenants relating to the minimum net worth of the Company, minimum liquidity, a minimum debt service coverage ratio (“DSCR”), and minimum net operating income (“NOI”). During the third quarter of 2016, we sought and obtained an amendment to the minimum liquidity covenant to temporarily reduce the requirement to $3.0 million through December 31, 2016. Also, during the first quarter of 2016, the hotels did not meet the DSCR and NOI requirements, for which the lender provided a one-time forbearance through June 30, 2016. The hotels met the DSCR and NOI requirements during the second, third, and fourth quarterly reporting periods. The Sedona Loan was repaid in full in February 2017 upon sale of the underlying collateral.

•
Asset Loan 1 was a $24.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. Asset Loan 1 was repaid in full in the fourth quarter of 2015.

•
Asset Loan 2 was a $4.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 was repaid in full in the fourth quarter of 2015.

Exchange Notes

In April 2014, under the terms of a class action settlement, we completed an offering in the amount of $10.2 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). We issued Exchange Offering notes (“EO Notes”) to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million, net of a debt discount of $3.8 million. At December 31, 2016, the carrying value of the notes was $8.1 million, with an unamortized debt discount balance of $2.1 million that is being amortized as an adjustment to interest expense using the effective interest method at a rate of 14.6% (as compared to the note rate of 4%) over the term of the EO Notes. Interest is payable quarterly in arrears each January, April, July and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Subject to certain minimum cash and profitability conditions, the Company may be required to prepay 50% of the outstanding principal balance of the EO Notes on April 29, 2018.

Gabella Construction Loan

During the year ended December 31, 2014, IMH Gabella secured a $24.0 million construction loan in connection with the Gabella development (the “Construction Loan”) pursuant to a loan agreement entered into between IMH Gabella and Bank of the Ozarks (“Ozarks”). In addition to the funds provided by the Construction Loan, the Gabella project’s development costs were financed through the Company’s equity contribution of $11.5 million consisting of entitled land and cash. The equity funding requirement was satisfied in the second quarter of 2015, and IMH Gabella made total construction draws totaling $22.1 million over the term of the Construction Loan. The Construction Loan was secured by a first lien mortgage on Gabella as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. The Construction Loan bore annual interest at the greater of (i) three-month LIBOR plus 375 basis points or (ii) 4.25%. Interest only payments on the outstanding principal commenced on November 1, 2014, and monthly payments of principal and interest commenced on November 1, 2016. The loan was scheduled to mature on October 20, 2017, however the loan was repaid in full in December 2016 upon sale of the underlying loan collateral.

The Construction Loan was subject to certain financial covenants, one of which was a requirement that the Company maintain a minimum net worth of $50.0 million throughout the term of the loan. The Construction Loan was also subject to a completion and repayment carve-out guarantee by the Company and required a minimum liquidity balance of $7.5 million which commenced on the initial construction draw in April 2015. In November 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events, after which time the original liquidity requirement was placed back in effect. At various times during 2016, we fell below the $7.5 million liquidity requirement, resulting in a default under the terms of our guaranty. The lender did not take any enforcement action with respect to this default. These compliance requirements were eliminated upon repayment of the loan in December 2016.

Other Notes Payable Activity

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”), which were subsequently assigned to IMH Gabella. Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan. The total amount advanced under the EDA loan agreement was $0.8 million. The EDA loan bore interest at the rate of 6.0% per annum which accrued until the loan was paid in full or otherwise forgiven by the EDA. During the year ended December 31, 2016, IMH Gabella met its performance obligation to complete the Gabella project and received a certificate of occupancy for the project. Accordingly, during the third quarter of 2016, the EDA forgave the $0.8 million loan balance and related accrued interest of $0.1 million. The loan forgiveness was treated as a reduction to the Gabella asset cost basis due to the nature and intent of the funding under this loan. Under the business subsidy agreement, IMH Gabella was not permitted to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of the EDA and any purchaser would have to assume any ongoing obligations under the business subsidy agreement. IMH Gabella was granted the EDA’s consent to sell Gabella, provided that any buyer assume its obligations under the business subsidy agreement (which the buyer did), and the property was sold in December 2016.

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable, was scheduled to mature on April 30, 2016 and bore interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (WSJ Primate Rate) plus 1.25%, or (ii) 4.5%. The BOC Facility was repaid in full during the first quarter of 2016 upon collection of the mortgage receivable that served as collateral for that loan.
In addition, during the fourth quarter of 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests. As part of this transaction, the seller financed $5.9 million. The note bears an interest rate of the WSJ Prime Rate as of December 31, 2015 (and recalculated annually) plus 2.00% through December 31, 2017, and the WSJ Prime Rate plus 3.00% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due upon maturity on December 31, 2019.
Special Assessment Obligations

As of December 31, 2016 and 2015, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $3.6 million and $4.1 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.1 million and $3.2 million as of December 31, 2016 and 2015, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of $5.3 million at December 31, 2016. For each of the years ended December 31, 2016 and 2015, we made principal payments totaling $0.1 million.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.5 million and $0.9 million as of December 31, 2016 and 2015, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and are secured by certain real estate classified as REO held for sale consisting of 5.22 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of $1.8 million at December 31, 2016. For each of the years ended December 31, 2016 and 2015, we made principal repayments totaling $0.2 million and $0.7 million, respectively. In addition, in connection with the sale of certain land parcels in November 2016, the buyer assumed the outstanding balance of related special assessment obligations totaling $0.3 million, thereby relieving the Company of this obligation.

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

Note Payable to Related Party

On December 31, 2014, the Company borrowed $5.0 million from SRE Monarch Lending, LLC (“SRE Monarch”) pursuant to an unsecured non-revolving credit facility (“SRE Note”). The Company used the proceeds under the SRE Note to make a scheduled payment under the NW Capital loan discussed above. SRE Monarch is a related party of Seth Singerman, then one of the Company’s directors and an affiliate of one of our preferred equity holders at that time. The SRE Note bore interest at a per annum base rate of 16%, and was subject to increase in the event the SRE Note was not repaid in full on or prior to the maturity date or extended maturity date.

The SRE Note was originally scheduled to mature on April 24, 2015. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to December 22, 2016. The Company paid all accrued interest at the date of each amendment, and paid various extension fees totaling $0.4 million during each of the years ended December 31, 2016 and 2015, which fees were amortized over the loan term. The SRE Note was repaid in full in December 2016.

Revolving Line of Credit with Related Party

In March 2016, a subsidiary of the Company executed an agreement with SRE Monarch for a $4.0 million secured revolving line of credit facility (“SRE Revolver”). The SRE Revolver bore interest at a per annum base rate of 5% and was to mature on the earliest to occur of 1) December 22, 2016 (after exercising various extensions in 2016), 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella. The SRE Revolver was secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million at December 31, 2016, and was guaranteed by the Company. The land is also subject to special assessment obligations with an outstanding balance of $3.1 million at December 31, 2016, as described in Note 7 to the accompanying consolidated financial statements. The full amount of the SRE Revolver was drawn during 2016. For the year ended December 30, 2016, we incurred total fees of $0.5 million in connection with the SRE Revolver, which were amortized to interest expense using the effective interest method over the term of the line of credit. The principal and unpaid accrued interest were paid in December 2016 concurrent with the sale of Gabella. Pursuant to the terms of the SRE Revolver, we remain obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds upon sale of the land that serves as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"). In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. In the first quarter of 2017, we negotiated and paid SRE Monarch $0.2 million to settle this obligation.

During the fourth quarter of 2016 and early in 2017, we fully retired a majority of our leverage using proceeds generated through the sale of various assets. However, we intend to seek new market-rate leverage in 2017 to improve returns on our portfolio.

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

Under the Restated Certificate of Designation, we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B preferred stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. Further, certain actions, including breaching any of our material obligations to the holders of Series B preferred stock under the Restated Certificate of Designation, could result in a default under the terms of the Series B preferred stock, which could allow the Series B preferred stockholders to require us to redeem the Series B preferred stock. In addition, some of our new financing arrangements may include other restrictions that limit our ability to secure additional financing.

As a result of their substantial beneficial equity interest in us, Juniper and Chase Funding each have considerable influence over our corporate affairs which makes it difficult or impossible to enter into certain transactions without the support of both Juniper and Chase Funding.

Liquidity and Capital Resources

Financial Statement Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We believe that our cash and cash equivalents, coupled with the revenues generated by our operating properties, as well as proceeds from the disposition of our remaining loans and real estate held for sale will allow us to fund current operations for a period of one year from the date these financial statements are issued.

In addition, our borrowings have allowed us the time and resources necessary to meet liquidity requirements, to dispose of assets in a reasonable manner and on terms that we believe are more favorable to us, and to help us develop our investment strategy that we believe will start to be implemented in the first quarter of 2017. While we have been successful in securing financing to provide adequate funding for working capital purposes and have generated liquidity primarily through asset sales, there is no assurance that we will be successful in selling our remaining real estate assets at prices we seek in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.

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

Requirements for Liquidity

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to shareholders, other costs and expenses, as well as to acquire our target assets. For 2017, we expect to require $17.2 million to fund known operating uses of cash, $7.2 million to fund known investing uses of cash and $53.9 million to fund known financing uses of cash. To the extent there is a shortfall in available cash to fund these uses, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to fund a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

In the future, we also may require liquidity for the following items that are excluded from the above amounts:

•	any required redemption of our Class C common stock or Series B Preferred Shares and/or

•	special one-time dividends in respect of our Class B common stock.

Our 2017 projected cash requirements are described in further detail below.

 Operating Properties Direct Expenses

We will require liquidity to pay costs and fees relating to our ownership and operation of our golf course and restaurant operation. We anticipate total direct expenses for that operation to be $5.3 million for the year ending December 31, 2017.

Debt Service Payments

We will require liquidity to pay principal and interest on our borrowings, notes payable, special assessment/CFD obligations and capital lease obligations. We expect to repay existing loan principal during 2017 in the amount of $50.5 million, of which $50.0 million was repaid in February 2017 upon sale of the Sedona hotels. Based on anticipated debt balances, we expect to incur interest costs of $2.3 million during 2017 as we dispose of assets serving as collateral under such debt. During the year ended December 31, 2016, we repaid loan principal totaling $36.9 million and used cash for interest costs in the amount of $7.8 million.

Asset Management Carrying Costs, Maintenance and Development Costs for Non-Operating Real Estate Owned

We will require liquidity to pay costs and fees to preserve, protect and/or develop our real estate held for sale and development. Excluding our operating properties, based on our existing REO assets and anticipated dispositions, we expect to incur $0.5 million annually relating to the on-going operations and maintenance of such assets in 2017, a slight increase from $0.4 million in 2016. However, the nature and extent of future costs for such properties depends on the timing of anticipated sales, the number of additional foreclosures and other factors.

During 2017, we also expect to incur development costs in the amount of $3.7 million in connection with anticipated capital improvement projects and an additional $0.1 million in other fixed asset purchases.

General and Administrative Operating Costs

We will require liquidity to pay our general and administrative costs including compensation and benefits, rent, insurance, utilities and other related costs of operations. For the year ending December 31, 2017, we anticipate our general and administrative expenses will be $6.4 million, or $0.5 million per month, a decrease from $7.6 million in 2016. The anticipated decrease relates to our projected decrease in personnel and insurance costs in 2017. Legacy fees on certain legacy asset sales or discretionary bonuses approved by the compensation committee may increase compensation amounts.

Professional Fees

We expect professional fees will be $4.2 million in 2017, down from $4.4 million in 2016, as we reduce our guarantor enforcement activities.

Accounts Payable and Accrued Taxes

As of December 31, 2016, our consolidated balance sheet includes $5.1 million of unpaid accounts payable and accrued expenses, and $0.3 million of accrued property taxes for our real estate assets. We anticipate that our accounts payable and accrued expenses will decrease by $0.8 million during 2017 as we dispose of our real estate assets.

Funding our Lending and Investment Activity

We require sufficient liquidity to acquire our target assets and fund mortgage loans. We anticipate that our existing cash, coupled with revenues generated from management of the Sedona hotels and proceeds generated from the disposition of REO assets, will be sufficient to fund the payment of our operating expenses, debt service payments and other projected capitalized costs. This excess cash may be used to invest in our target assets, although our ability to reasonably estimate the amount and timing of any such investments is subject to several factors including, but not limited to, the timing and our ability to generate additional liquidity from the sale of our assets, the timing and our ability to identify, underwrite and fund new investments, and our ability to obtain additional capital.

Dividends

Except for required preferred dividends, all dividends are made at the discretion of our board of directors and will depend on our earnings, our financial condition and other relevant factors. Dividends payable in cash to Preferred Shareholders are expected to total $2.1 million in 2017, which is consistent with the 2016 amount.

Sources of Liquidity

We expect our primary sources of liquidity in 2017 to consist of our current cash balances, revenues we earned from the Sedona hotels prior to their sale in 2017, management fees we earn from managing the Sedona properties, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. For 2017, we expect to generate $6.2 million from known operating sources of cash, and $97.1 million from known investing sources of cash, including proceeds from the sale of the Sedona hotels. In addition to these known sources, we expect to generate additional cash from our guarantor enforcement activities. We also may address our liquidity needs by periodically pursuing lines of credit and other credit facilities.

When our required cash uses are met, we expect to redeploy excess proceeds to acquire our target assets subject to approval of the investment committee, which will generate periodic liquidity from mortgage loan interest payments and cash flows from dispositions of these assets through sales. If we are unable to achieve our projected sources of liquidity from the sources anticipated above, we would be unable to purchase the desired level of target assets and it is unlikely that we would be able to meet our investment income projections.

Our 2017 projected cash sources are described in further detail below.

Cash and Cash Equivalents and Funds Held by Lender and Restricted Cash

At December 31, 2016, we had cash and cash equivalents of $11.4 million and funds held by lender and restricted cash of $2.2 million.

Sale of Real Estate Owned and Loans

At December 31, 2016, we had REO held for sale of $17.8 million and mortgage loans held for sale of $0.4 million. We are actively marketing these assets for sale. Our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate. As a result, we are unable to reasonably estimate the amount of proceeds from asset sales that we will generate in 2017. During the year ended December 31, 2016, we generated proceeds from asset sales in the amount of $48.0 million.

Revenues from Operating Properties

As noted above, as of December 31, 2016, our operating properties consisted of 1) a golf course operation acquired through foreclosure in March 2012, and 2) two operating hotels acquired through deed in lieu of foreclosure in May 2013 which were sold in February 2017. During 2016, we sold our multi-family residential leasing operation known as Gabella.

We anticipate that revenues from operating properties will decrease to $5.4 million in 2017, down from $32.9 million recognized during the year ended December 31, 2016, resulting from the sale of Gabella in December 2016 and the Sedona hotels in February 2017.

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

We expect to generate additional liquidity from the deployment of cash into income-producing investments during 2017.

Our ability to reasonably estimate mortgage and investment income is dependent on multiple factors not all of which are within our control including, but not limited to, the timing and our ability to generate adequate liquidity from the sale of assets, the timing and our ability to identify, underwrite and fund new investments, and the ability to negotiate interest rates on loans or rates of return on investments.

Proceeds from Debt Issuance

We continue to seek financing to provide us with additional sources of funds to be used for working capital and investment activities. During the year ended December 31, 2016, the Company entered into various loan agreements providing us with $9.2 million which was used for working capital and our development activities.

Our ability to reasonably estimate total proceeds from debt issuance is dependent on multiple factors not all of which are within our control. As a result, we are unable to reasonably estimate the total amount of proceeds we will generate from debt issuance in 2017.

Proceeds from Guarantor Recoveries

We aggressively pursue enforcement action against borrowers and the related guarantors who have defaulted on their obligations to us. During the year ended December 31, 2016, we recorded recoveries of cash and other assets from guarantors of $0.6 million. Despite our ongoing enforcement activities, our ability to reasonably estimate guarantor recovery income is dependent on several factors, many of which are outside of our control including, but not limited to, the timing and our ability to obtain court approved judgments in our favor, the determination of whether the guarantor has sufficient assets to satisfy any or all of any judgments (if received), the value, and timing and our ability to secure collection of any assets. As a result, we are unable to reasonably estimate the amount of guarantor recovery income that we will generate in 2017.

Equity Issuances

We cannot predict with certainty the amount, if any, of proceeds from the issuance of any equity capital in the next 12 months.

Cash Flows for the years ended December 31, 2016 and 2015

Cash Used In Operating Activities.

Cash used in operating activities was $9.5 million and $14.7 million for the years ended December 31, 2016 and 2015, respectively. Cash from operating activities includes the cash generated from mortgage interest, leasing income, hospitality income, and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, interest on borrowings and litigation settlement payments and related costs. The decrease in cash used in operating activities from 2015 to 2016 is primarily attributed to various changes in operating assets and liabilities.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $44.8 million and $12.4 million for the years ended December 31, 2016 and 2015, respectively. The increase in cash from investing activities from 2015 to 2016 is attributed primarily to increased proceeds from the disposal of assets, coupled with higher proceeds from mortgage loan repayments and decreases in capitalized REO capital costs. Proceeds received from the sale of mortgage loans and REO assets totaled $48.0 million and $44.1 million for the years ended December 31, 2016 and 2015, respectively. Mortgage loan collections totaled $7.6 million and $3.0 million during the years ended December 31, 2016 and 2015, respectively. Additionally, the amount invested in real estate owned decreased year over year totaling $11.9 million and $30.2 million during the years ended December 31, 2016 and 2015, respectively.

Cash Provided By (Used In) Financing Activities.

Net cash provided by (used in) financing activities was $(31.4) million and $8.0 million for the years ended December 31, 2016 and 2015, respectively. The primary reason for the decrease in cash flows from financing activities is that we received proceeds from the issuance of new notes in 2015 in excess of what we paid during 2015 in connection with paying off previous notes, coupled with increases in debt issuance costs. During the years ended December 31, 2016 and 2015, we received aggregate loan proceeds of $9.2 million and $101.0 million, respectively, and repaid notes in the aggregate amount of $36.9 million and $91.1 million, respectively. We incurred debt issuance costs of $0.9 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively. Restricted cash increased $0.0 million and decreased $1.8 million for the years ended December 31, 2016 and 2015, respectively. We made dividend payments of $2.1 million for each of the years ended December 31, 2016 and 2015.

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-K, a summary of our significant outstanding contractual obligations that existed at December 31, 2016 follows:

Preferred Stock Requirements

During the year ended December 31, 2014, the Company issued 8.2 million shares of the Company’s Series B Preferred Stock to the Series B Investors in exchange for $26.4 million. Except for certain voting and transfer rights, the rights and obligations of holders of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same. The current holders of Series B Preferred Stock are collectively referred to herein as the “Series B Investors.”

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. We paid dividends on the Series B Preferred Stock of $2.1 million for each of the years ended December 31, 2016 and 2015.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the preferred stock. During year ended December 31, 2016, we recorded amortization of the redemption premium of $2.5 million as a deemed dividend.

•
Required Liquidation. Under the Restated Certificate of Designation authorizing the Series B Preferred Stock, if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2019, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price.

Juniper Capital Partners, LLC and JCP Realty

On July 24, 2014, the Company entered into a consulting services agreement (the “JCP Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of one of the Series B Investors and one of our directors, Jay Wolf, pursuant to which JCP has agreed to perform various services for the Company, including, but not limited to, advising the Company with respect to identifying, structuring, and analyzing investment opportunities, including assisting the Company to manage and liquidate assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided.

Fees to JCP consist of an annual base consulting fee of $0.6 million (subject to possible upward adjustment based on an annual review by our board of directors). In addition to the annual base consulting fee, JCP may be entitled to certain fees in connection with loans made by the Company or its affiliates to persons or opportunities arising through the efforts of JCP. JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010, at an amount equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the years ended December 31, 2016 and 2015, we incurred base consulting fees to JCP of $0.6 million and $0.6 million, respectively, and legacy fees of $0.1 million and $0.4 million, respectively.

SRE Fee Agreement

On July 24, 2014, the Company and SRE entered into a fee agreement (the “Fee Agreement”). Pursuant to the Fee Agreement, if the Company or any of its affiliates make or enter into any loan or investment in preferred equity or mezzanine securities and such loan or investment arose from an opportunity identified by SRE, the Company agrees to SRE: (i) a fee equal to 1.5% of the gross amount of any such loan or investment that has a scheduled maturity date of greater than two (2) years; and (ii) a fee equal to 1% of the gross amount of any such loan that has a scheduled maturity of two (2) years or less. The initial term of the agreement expires on the earlier of July 24, 2017, or the first day on which neither SRE nor any of its affiliates own or control, directly or indirectly, any shares of Series B-2 Preferred Stock, whether on account of redemption, conversion, or transfer of such shares (the “Initial Term”). Upon expiration of the Initial Term, provided that the Fee Agreement has not been terminated by the Company or SRE, the Fee Agreement will be automatically extended for successive two year terms (each, a “Renewal Term”), unless either the Company or SRE gives written notice of non-renewal at least 270 days prior to the expiration of the Initial Term or the applicable Renewal Term. The renewal provision was subsequently amended by an executed letter agreement which provides for a 30-day written notice of non-renewal. The Fee Agreement also provides for customary representations and warranties, and indemnification of SRE and its members, employees, representatives, and agents, including Seth Singerman, a former member of the Company’s board of directors.

On August 24, 2015, the Company and SRE entered into the First Amendment to Fee Agreement (the “First Amendment”) pursuant to which SRE agreed to provide consulting services in connection with certain assets obtained by the Company through the enforcement of the Company’s loan guarantee rights. SRE was paid $50,000 for these services during the year ended December 31, 2015. No fees to SRE under this arrangement were incurred during the year ended December 31, 2016. In April 2017, the parties terminated the Fee Agreement in connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement.

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

Debt
At December 31, 2016, certain of our unconsolidated joint ventures and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.
In certain instances, we provide “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans have variable interest rates, which creates exposure in the form of market risk due to interest rate changes. During the year ended December 31, 2016, we had outstanding guarantees for the following debt:

•
The Company acted as guarantor under the Construction Loan to IMH Gabella, pursuant to which the Company was responsible in the event of default in an amount up to $12.0 million (which would be reduced to $6.0 million in the event that the Gabella project had stabilized rent for six months.) The Construction Loan was repaid in full in the fourth quarter of 2016. Accordingly, the Company has no outstanding risk under the guaranty.

•
The Company entered into a limited guaranty agreement on the Sedona Loan pursuant to which the Company was responsible, in the event of default, for up to the entire loan amount of $50.0 million, as well as all required insurance and tax reserves. The Construction Loan was repaid in full in February 2017. Accordingly, the Company has no outstanding risk under the guaranty.

•
The Company entered into a limited guaranty agreement in connection with the SRE Revolver. The principal and unpaid accrued interest under the SRE Revolver were paid in December 2016, concurrent with the sale of Gabella. Under the terms of the limited guaranty agreement, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds upon sale of the land that serves as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"). In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. While the Company has not sold the land collateral to date, we have recorded an estimate of the amount due upon sale, or $0.2 million, as of December 31, 2016, based on recent negotiations with interested third parties to sell the subject property. In the first quarter of 2017, we negotiated and paid SRE $0.2 million to settle this obligation.

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

Revenue Recognition

Operating Property Revenue

Revenues for the hospitality and entertainment operations include hotel, spa, golf and related food and beverage operations, which are recognized as services are provided. Food and beverage revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. In addition, advance deposits received from customers for hotel rooms or for event facility rentals are recorded as deferred revenue in customer deposits and funds held for others in the accompanying consolidated balance sheets, and are recognized as income at the time service is provided for the related deposit. Sales taxes are presented on the net basis with sales tax charged on taxable transactions excluded from consolidated statement of operations and represented as a liability on the consolidated balance sheet.

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

Variable Interest Entities

The determination of whether the assets and liabilities of a variable interest entity (“VIE”) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE, and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a variable interest in a VIE based on a consideration of the nature and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

The Company has several entities that do not meet the criteria under GAAP for consolidation. For these entities, the Company records the net income and losses from those unconsolidated entities, as applicable, in net income attributable to noncontrolling interests in the accompanying consolidated statements of operations.

Recovery of Credit Losses

We record recovery of credit losses when either: 1) our fair value analysis indicates an increase in the value of our assets held for sale (but not above our basis); or 2) we collect recoveries against borrowers or guarantors of our loans. We generally pursue enforcement action against guarantors on loans in default. In those circumstances where we obtain a legal judgment against a particular guarantor, he may not have the financial resources to pay the judgment amount in full, or he may take other legal action to avoid payment to us, such as declaring bankruptcy. As a result, the collectability of such amounts is generally not determinable, and as such, we do not record the effects of such judgments until realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved, which is generally upon receipt of funds or others assets. Upon receipt of such amounts, we recognize the income in recovery of credit losses in the accompanying consolidated statements of operations.

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

In the case of collateral dependent loans, REO held for sale, or other REO, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to (or recovery of) the provision for credit losses or impairment of REO held for sale or other REO with a corresponding reduction in the valuation allowance.

In connection with our assessment of fair value, we may utilize the services of one or more independent third-party valuation firms, other consultants or the Company’s internal asset management department to provide a range of values for selected properties. With respect to valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan or REO asset held for sale: (1) the development approach; (2) the income capitalization approach; (3) the sales comparison approach; or (4) the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of the property in relation to the cost of development and the availability and reliability of market participant data.

We generally select a fair value within a determinable range as provided by our asset management team, unless we or the borrower have received a bona fide written third-party offer on a specific loan’s underlying collateral, or REO asset. In determining a single best estimate of value from the range provided, we consider the macro- and micro-economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors.

As an alternative to using third-party valuations, we utilize bona fide written third-party offer amounts received, executed purchase and sale agreements, internally prepared discounted cash flow analysis, or internally prepared market comparable assessments, whichever may be determined to be most relevant.

We are also required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, funds held by lender and restricted cash, mortgage loans held for sale, other receivables, accounts payable, accrued interest, customer deposits and funds held for others, and notes payable. Fair values of cash equivalents are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at effective market rates and/or because of the short-term duration of such notes.

Loan Charge Offs

Loan charge offs generally occur under one of two scenarios: (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we agree to accept a loan payoff in an amount less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the valuation allowance.

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

Some of the loans we sell are non-performing and generate no cash flow from interest or principal payments. In those cases, a buyer is generally interested in the underlying real estate collateral. Accordingly, we use the criteria applied to our sales of real estate assets, as described above, in recording gains or losses from the sale of such loans. In addition, we also consider the applicable accounting guidance for derecognition of financial assets in connection with our loan sales. Since we do not retain servicing rights, nor do we have any rights or obligations to repurchase such loans, derecognition of such assets upon sale is appropriate.

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a loan receivable, such as in the case of foreclosure. When a loan is foreclosed upon and the underlying collateral is transferred to REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less estimated costs to sell. We typically obtain a fair value report on REO assets within 90 days of the foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off against the valuation allowance.

Our classification of a particular REO asset as held for development or held for sale depends on various factors, including our intent to sell or develop the property, the anticipated timing of such disposition and whether a formal plan of disposition has been adopted. If management undertakes a specific plan to dispose of real estate owned within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material.

Subsequent to transfer, real estate held for sale is carried at the lower of carrying amount (transferred value) or fair value, less estimated selling costs. Our real estate held for development is carried at the transferred value, less cumulative impairment charges. Real estate held for development requires periodic evaluation for impairment which is conducted at each reporting period. When circumstances indicate that there is a possibility of impairment, we will assess the future undiscounted cash flows of the property and determine whether they exceed the carrying amount of the asset. In the event these cash flows are insufficient, we determine the fair value of the asset and record an impairment charge equal to the difference between the fair value and the then-current carrying value. The impairment charge is recognized in the consolidated statement of operations.

Upon sale of REO assets, any difference between the net carrying value and net sales proceeds is charged or credited to operating results in the period of sale as a gain or loss on disposal of assets, assuming certain revenue recognition criteria are met. See revenue recognition policy above.

Operating Properties

Operating properties consist of both operating assets acquired through foreclosure and operating assets that have been developed by the Company, which the Company has elected to hold for on-going operations. At December 31, 2016, operating properties consisted of hospitality properties in Sedona, Arizona, and an 18-hole golf course and clubhouse in Bullhead City, Arizona. During the year ended December 31, 2016, we sold our multifamily residential project in Apple Valley Minnesota. Subsequent to year end, we sold our Sedona properties, refer to Note 15 in the accompanying consolidated financial statements.

Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 150% of the original purchase price of the preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets. Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. In accordance with applicable accounting guidance, the Company assesses whether the preferred stock is redeemable at each reporting period.

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

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2016.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the 2013 framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of December 31, 2016.
This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the board of directors of the Company, including its audit committee and audit committee financial expert, procedures for recommending nominees to the Board of Directors, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Information Regarding Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company. All executive officers of the Company have terms of office that run until the next succeeding annual meeting of the Board of Directors of IMH Financial Corporation following the Annual Meeting of Shareholders unless they are removed sooner by the Board.

Name	Age	Title
Lawrence D. Bain	67	Chief Executive Officer and Chairman of the Board of Directors
Jonathan T. Brohard	48	Executive Vice President, General Counsel and Secretary
Samuel J. Montes	50	Chief Financial Officer

Lawrence D. Bain has served as our chief executive officer and chairman of the board since joining us in July 2014. From August 2009 to July 2014, Mr. Bain served as managing partner of ITH Partners, LLC (“ITH Partners”), a private equity and consulting firm. Through ITH Partners, Mr. Bain provided strategic consulting services to the Company from September 2009 to July 2014 relating to, among other things, strategic business matters, asset management, asset dispositions, financing matters (including debt and equity issuances), corporate governance, insurance, and loan underwriting. From 2000 to 2009, Mr. Bain served as chief executive officer of TrueNorth Advisors, LLC, an investment-banking firm providing capital advisory services to small and mid-sized companies. From 2004 to 2009, Mr. Bain served as chief executive officer of ProLink Solutions, LLC, which designs, manufactures, maintains and sells global positioning satellite (GPS) golf course management systems and software to golf course owners and operators worldwide. Mr. Bain spent 20 years in the securities industry holding managing director positions at Stifel, Nicolaus & Company, Inc., Everen Securities, Dean Witter and EF Hutton. Mr. Bain is a graduate of the Ohio State University. The Company believes that Mr. Bain’s qualifications to serve on our Board of Directors include his extensive capital markets experience, his demonstrated strategic insight with respect to real estate finance and development companies, and his knowledge and understanding of the Company’s operations and industry.

Jonathan T. Brohard has served as our Executive Vice President & General Counsel since January 2015. Mr. Brohard also serves as our Chief Compliance Officer, Director of Human Resources and Corporate Secretary.  From July 2011 until joining the Company in January 2015, Mr. Brohard was an equity shareholder at Polsinelli, PC, a national AmLaw 100 law firm, where he focused his practice on advising clients with respect to real estate acquisitions and real estate development matters, complex financing structures, including institutional debt and equity, private equity, joint ventures and syndications. Previously, from January 2010 to July 2011, Mr. Brohard served in various executive positions with American Spectrum Realty Management, a real estate investment and management company with more than 135 properties located across 22 states and more than 240 employees. From 2004 until 2010, Mr. Brohard also served as Executive Vice President of Atherton-Newport Investments, LLC, a real estate investment firm. Mr. Brohard received his B.S. in Finance, summa cum laude, at West Virginia University, and his law degree from the University of Virginia.

Samuel J. Montes has served as our Chief Financial Officer since April 2016. Mr. Montes joined IMH in April 2007 and since that time has served in the various capacities of Controller, Director of Financial Reporting and Compliance, Vice President of Finance and, most recently, Senior Vice President of Finance. Prior to joining IMH, Mr. Montes served as Senior Financial Analyst from September 2005 through March 2007 for Picerne Real Estate Group, a privately-owned, national real estate developer and manager of multi-family residential housing. From November 2004 through August 2005, Mr. Montes served as the Director of Finance for Childhelp USA, a national not-for-profit organization. Mr. Montes’ prior experience includes over 13 years with international public accounting firms, where he specialized in real estate, gaming and public sector clients. Mr. Montes has over 25 years of experience in finance and accounting, primarily in the real estate industry. Mr. Montes currently serves as a member of the corporate advisory board of the Phoenix chapter of the Association of Latino Professionals for America. Mr. Montes graduated from California State University of Los Angeles with a Bachelor of Science Degree in Business Administration with a focus in Accounting.

Previous Executive Officers

Lisa Jack served as our Chief Financial Officer until the Company accepted her resignation in April 2016.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, Lawrence D. Bain, its principal executive officer, and Samuel J. Montes, its principal financial and accounting officer.

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

IMH FINANCIAL CORPORATION

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

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

3.3	Amended and Restated Certificate of Designation for of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock.

4.1
Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.1
First Amended and Restated 2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on June 7, 2016 and incorporated herein by reference).

10.2
Series B-2 Cumulative Convertible Preferred Stock Subscription Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 10.4 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.3
Series B-1 Cumulative Convertible Preferred Stock Exchange and Subscription Agreement between IMH Financial Corporation, Juniper NVM, LLC and JCP Realty Partners, LLC, dated July 24, 2014 (filed as Exhibit 10.5 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.4
SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 10.6 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.5
Consulting Agreement between IMH Financial Corporation and JCP Realty Advisors, LLC, dated July 24, 2014 (filed as Exhibit 10.7 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.6(1)
Executive Employment Agreement between IMH Financial Corporation and Lawrence D. Bain dated July 24, 2014 (filed as Exhibit 10.8 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.7	Form of IMH Financial Corporation Indemnification Agreement (filed as Exhibit 10.10 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.8
Form of IMH Financial Corporation Indemnification Agreement by and between IMH Financial Corporation and Seth Singerman, dated July 24, 2014 (filed as Exhibit 10.11 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.9(1)	IMH Financial Corporation Annual Incentive Plan (filed as an Exhibit to the Current Report on Form 8-K on November 17, 2014 and incorporated herein by reference).

10.10(1)	2014 IMH Financial Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

IMH FINANCIAL CORPORATION

10.11(1)
Executive Employment Agreement between IMH Financial Corporation and Jonathan Brohard with an effective date of January 21, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 27, 2015 incorporated by reference).

10.12*††(1)	Form of Restricted Stock Award Agreements.

10.13
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and LMF & Associates LLC, dated November 10, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.14
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and Andrew Fishleder, dated November 10, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.15
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and CJ Biotech IV, LLC, dated November 10, 2015 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.16
Business Loan Agreement and Promissory Note between CA-Daley, LLC and Banc of California, N.A., dated October 7, 2015 (filed as Exhibit 10.44 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.17
Third Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated August 24, 2015 (filed as Exhibit 10.45 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.18
First Amendment to SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated August 24, 2015 (filed as Exhibit 10.46 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.19
Loan Purchase Agreement between Oasis Indian Bend, LLC and SREOF II Holdings, LLC dated September 30, 2015 (filed as Exhibit 10.46 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.20
Fourth Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated November 23, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 30, 2015 incorporated by reference).

10.21
Fifth Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated November 23, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.22	Loan Agreement between Buena Yuma, LLC and SRE Monarch Lending, LLC dated March 23, 2016 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.23
Promissory Note between Buena Yuma, LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.24
Deed of Trust, Assignment of Leases and Rents and Security Agreement between Buena Yuma, LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.25
Guaranty Agreement between IMH Financial Corporation, a Delaware corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.5 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.26
Environmental Indemnity Agreement between Buena Yuma LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.6 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.27*	Real Property Purchase Agreement and Escrow Instructions by and between IMH Gabella, LLC and Bigos-Gabella, LLC dated October 21, 2016.

10.28*	Purchase and Sale Agreement by and between L’Auberge Newco, LLC and Orchards Newco, LLC and DiamondRock Acquisition, LLC dated February 22, 2017.

IMH FINANCIAL CORPORATION

10.29*	Executive Employment Agreement between IMH Financial Corporation and Samuel J. Montes dated April 11, 2017.

10.30*	Preferred shares Series B-2 Purchase Agreement between SRE Monarch, LLC and Chase Funding dated April 11, 2017.

10.31*	Investment Agreement between IMH Financial Corporation and Chase Funding dated April 11, 2017.

21.1*	List of Subsidiaries.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†
Certification of Chief Executive Officer and Chief Financial Officer of IMH Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________	_____________________________________
*	Filed herewith.

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

(1)	Management contract or compensation plan.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 14, 2017	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
Samuel J. Montes
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that Lawrence Bain, whose signature appears below constitutes and appoints Samuel Montes his true and lawful attorney-in-fact and agent, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	April 14, 2017
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	April 14, 2017
Samuel J. Montes	and Principal Accounting Officer)

/s/ Leigh Feuerstein	Director	April 14, 2017
Leigh Feuerstein

/s/ Andrew Fishleder, M.D.	Director	April 14, 2017
Andrew Fishleder, M.D.

/s/ Michael M. Racy	Director	April 14, 2017
Michael M. Racy

/s/ Lori Wittman	Director	April 14, 2017
Lori Wittman

/s/ Jay Wolf	Director	April 14, 2017
Jay Wolf

Exhibit Index

Exhibit No.	Description of Document

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

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

3.3	Amended and Restated Certificate of Designation for of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock.

4.1
Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.1
First Amended and Restated 2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on June 7, 2016 and incorporated herein by reference).

10.2
Series B-2 Cumulative Convertible Preferred Stock Subscription Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 10.4 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.3
Series B-1 Cumulative Convertible Preferred Stock Exchange and Subscription Agreement between IMH Financial Corporation, Juniper NVM, LLC and JCP Realty Partners, LLC, dated July 24, 2014 (filed as Exhibit 10.5 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.4
SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 10.6 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.5
Consulting Agreement between IMH Financial Corporation and JCP Realty Advisors, LLC, dated July 24, 2014 (filed as Exhibit 10.7 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.6(1)
Executive Employment Agreement between IMH Financial Corporation and Lawrence D. Bain dated July 24, 2014 (filed as Exhibit 10.8 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.7	Form of IMH Financial Corporation Indemnification Agreement (filed as Exhibit 10.10 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.8
Form of IMH Financial Corporation Indemnification Agreement by and between IMH Financial Corporation and Seth Singerman, dated July 24, 2014 (filed as Exhibit 10.11 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.9(1)	IMH Financial Corporation Annual Incentive Plan (filed as an Exhibit to the Current Report on Form 8-K on November 17, 2014 and incorporated herein by reference).

10.10(1)	2014 IMH Financial Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

10.11(1)
Executive Employment Agreement between IMH Financial Corporation and Jonathan Brohard with an effective date of January 21, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 27, 2015 incorporated by reference).

10.12*††(1)	Form of Restricted Stock Award Agreements.

10.13
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and LMF & Associates LLC, dated November 10, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.14
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and Andrew Fishleder, dated November 10, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.15
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and CJ Biotech IV, LLC, dated November 10, 2015 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.16
Business Loan Agreement and Promissory Note between CA-Daley, LLC and Banc of California, N.A., dated October 7, 2015 (filed as Exhibit 10.44 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.17
Third Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated August 24, 2015 (filed as Exhibit 10.45 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.18
First Amendment to SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated August 24, 2015 (filed as Exhibit 10.46 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.19
Loan Purchase Agreement between Oasis Indian Bend, LLC and SREOF II Holdings, LLC dated September 30, 2015 (filed as Exhibit 10.46 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.20
Fourth Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated November 23, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 30, 2015 incorporated by reference).

10.21
Fifth Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated November 23, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.22	Loan Agreement between Buena Yuma, LLC and SRE Monarch Lending, LLC dated March 23, 2016 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.23
Promissory Note between Buena Yuma, LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.24
Deed of Trust, Assignment of Leases and Rents and Security Agreement between Buena Yuma, LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.25
Guaranty Agreement between IMH Financial Corporation, a Delaware corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.5 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.26
Environmental Indemnity Agreement between Buena Yuma LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.6 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.27*	Real Property Purchase Agreement and Escrow Instructions by and between IMH Gabella, LLC and Bigos-Gabella, LLC dated October 21, 2016.

10.28*	Purchase and Sale Agreement by and between L’Auberge Newco, LLC and Orchards Newco, LLC and DiamondRock Acquisition, LLC dated February 22, 2017.

10.29*	Executive Employment Agreement between IMH Financial Corporation and Samuel J. Montes dated April 11, 2017.

10.30*	Preferred shares Series B-2 Purchase Agreement between SRE Monarch, LLC and Chase Funding dated April 11, 2017.

10.31*	Investment Agreement between IMH Financial Corporation and Chase Funding dated April 11, 2017.

21.1*	List of Subsidiaries.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†
Certification of Chief Executive Officer and Chief Financial Officer of IMH Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________	_____________________________________
*	Filed herewith.

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

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IMH Financial Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IMH Financial Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMH Financial Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
Phoenix, Arizona
April 14, 2017

IMH FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands, except share data)

	December 31,
	2016	2015
Assets
Cash and Cash Equivalents	$11,449	$7,603
Funds Held by Lender and Restricted Cash	2,239	3,541
Mortgage Loans Held for Sale, Net	378	11,147
Real Estate Held for Sale	17,837	5,346
Real Estate Held for Development	—	3,664
Operating Properties, Net	88,734	116,156
Other Real Estate Owned	15,501	27,701
Other Receivables	1,956	1,889
Investment in Unconsolidated Entities	6,522	6,537
Other Assets	1,366	1,773
Property and Equipment, Net	284	459
Total Assets	$146,266	$185,816
Liabilities
Accounts Payable and Accrued Expenses	$5,092	$8,846
Accrued Property Taxes	348	287
Dividends Payable	539	539
Accrued Interest Payable	699	654
Customer Deposits and Funds Held for Others	2,434	2,385
Notes Payable, Net of Discount	63,599	85,014
Notes Payable and Special Assessment Obligations, Held for Sale	3,581	—
Note Payable to Related Party	—	4,969
Special Assessment Obligations	—	4,134
Capital Lease Obligations	1,157	1,175
Total Liabilities	77,449	108,003
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 shares outstanding; liquidation preference of $39,570	32,143	29,638

Commitments, contingencies and subsequent events

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 17,552,139 and 17,166,997 shares issued at December 31, 2016 and 2015; 15,922,321 and 15,537,179 shares outstanding at December 31, 2016 and 2015, respectively	176	172
Less: Treasury stock at cost, 1,629,818 shares at December 31, 2016 and 2015	(5,948)	(5,948)
Paid-in Capital	718,911	722,764
Accumulated Deficit	(678,778)	(671,178)
Total IMH Financial Corporation Stockholders’ Equity	34,361	45,810
Noncontrolling Interests	2,313	2,365
Total Stockholders’ Equity	36,674	48,175
Total Liabilities and Stockholders’ Equity	$146,266	$185,816

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2016 and 2015
(In thousands, except share data)

	Years Ended December 31,
	2016	2015
Revenue:
Operating Property Revenue	$32,948	$28,698
Investment and Other Income	399	2,311
Mortgage Loan Income, Net	340	1,481
Total Revenue	33,687	32,490
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	25,976	24,007
Expenses for Non-Operating Real Estate Owned	376	1,027
Professional Fees	4,364	4,395
General and Administrative Expenses	7,646	9,930
Interest Expense	9,532	10,654
Depreciation and Amortization Expense	4,040	2,727
Total Operating Expenses	51,934	52,740
Provision (Recovery) of Credit Losses, Impairment Charges, Loss (Gain) on Disposal, and Equity Loss from Unconsolidated Entities
Loss (Gain) on Disposal of Assets, Net	(10,997)	306
Provision (Recovery) of Credit Losses, Net	231	(10,652)
Impairment of Real Estate Owned	—	3,676
Equity Loss from Unconsolidated Entities	236	—
Total Provision (Recovery) of Credit Losses, Impairment Charges, Loss (Gain) on Disposal and Equity Loss from Unconsolidated Entities	(10,530)	(6,670)
Total Costs and Expenses	41,404	46,070
Loss before Income Taxes	(7,717)	(13,580)
Provision for Income Taxes	—	163
Net Loss	(7,717)	(13,743)
Net Income Attributable to Noncontrolling Interests	117	(715)
Cash Dividend on Redeemable Convertible Preferred Stock	(2,146)	(2,140)
Deemed Dividend on Redeemable Convertible Preferred Stock	(2,505)	(2,309)
Net Loss Attributable to Common Shareholders	$(12,251)	$(18,907)
Loss per common share
Basic and Diluted	$(0.77)	$(1.23)
Basic and Diluted Weighted Average Common Shares Outstanding	15,916,325	15,328,546

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2016 and 2015
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2014	16,873,880	$169	1,629,818	$(5,948)	$726,189	$(656,720)	$63,690	$—	$63,690
Net Loss	—	—	—	—		(14,458)	(14,458)	715	(13,743)
Equity Investment by Non-Controlling Interest	—	—	—	—		—	—	1,650	1,650
Dividends Declared on Redeemable Convertible Preferred Stock	—	—	—	—	(2,140)	—	(2,140)	—	(2,140)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(2,309)	—	(2,309)	—	(2,309)
Stock-Based Compensation	293,117	3	—	—	1,024	—	1,027	—	1,027
Balance at December 31, 2015	17,166,997	172	1,629,818	(5,948)	722,764	(671,178)	45,810	2,365	48,175
Net Loss	—	—	—	—	—	(7,600)	(7,600)	(117)	(7,717)
Increase in Noncontrolling Interest due to Profit Participation	—	—	—	—	—	—	—	676	676
Distribution to Non-Controlling Interest	—	—	—	—	—	—	—	(611)	(611)
Dividends Declared on Redeemable Convertible Preferred Stock	—	—	—	—	(2,146)	—	(2,146)	—	(2,146)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(2,505)	—	(2,505)	—	(2,505)
Stock-Based Compensation	385,142	4	—	—	798	—	802	—	802
Balance at December 31, 2016	17,552,139	$176	1,629,818	$(5,948)	$718,911	$(678,778)	$34,361	$2,313	$36,674

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2016 and 2015
(In thousands)

	Years Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(7,717)	$(13,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Real Estate Owned	—	3,676
Non-cash Recovery of Investment in Unconsolidated Entities	—	(3,064)
Non-cash Recovery of Real Estate Owned	—	(6,824)
Non-cash Recovery of Mortgage Loans	—	(289)
Equity Loss from Unconsolidated Entities	236	—
Other Non-cash Provision for (Recovery of) Credit Losses	785	(291)
Stock-Based Compensation and Option Amortization	802	1,027
Loss (Gain) on Disposal of Assets	(10,997)	306
Amortization of Deferred Financing Costs	1,965	2,553
Depreciation and Amortization Expense	4,040	2,727
Accretion of Discount on Note Payable	721	622
Changes in operating assets and liabilities:
Accrued Interest Receivable	(12)	(555)
Other Receivables	(852)	927
Other Assets	199	1,582
Accrued Property Taxes	61	(504)
Accounts Payable and Accrued Expenses	503	(576)
Customer Deposits and Funds Held for Others	625	321
Accrued Interest Payable	141	(981)
Funds Held by Lender and Restricted Cash	(49)	(1,597)
Total adjustments, net	(1,832)	(940)
Net cash used in operating activities	(9,549)	(14,683)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	3,380	24,674
Proceeds from Sale of Real Estate Owned, Operating Properties and Other Assets	44,579	19,452
Purchases of Property and Equipment	(21)	(29)
Mortgage Loan Repayments	7,632	3,017
Investment in Joint Venture	(221)	(3,473)
Investment in Real Estate Owned	(11,929)	(30,150)
Increase (Decrease) in Funds Held by Lender and Restricted Cash	1,351	(1,138)
Net cash provided by investing activities	44,771	12,353
FINANCING ACTIVITIES
Proceeds from Notes Payable	9,212	100,979
Debt Issuance Costs Paid	(878)	(3,133)
Decrease in Restricted Cash	—	1,767
Repayments of Notes Payable	(36,934)	(91,081)
Repayments of Capital Leases	(19)	(24)
Dividends Paid	(2,146)	(2,140)
Contributions from (Distributions to) Noncontrolling Interests	(611)	1,650
Net cash provided by (used in) financing activities	(31,376)	8,018

	Years Ended December 31,
	2016	2015

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,846	5,688
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,603	1,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,449	$7,603
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$7,806	$6,154
Cash paid for taxes	$7	$84
Non-Cash Investing and Financing Transactions:
Real Estate Acquired Through Guarantor Settlement	$—	$6,824
Capital Expenditures in Accounts Payable and Accrued Expenses	$375	$3,882
Investment in Unconsolidated Entities Acquired Through Guarantor Settlement	$—	$3,064
Real Estate Acquired Through Seller Financing	$—	$5,940
Seller Financing provided for Asset Sales	$—	$14,148
Non-Cash Other Receivable- Tax Increment Financing (See Note 4)	$2,684	$—
Business Subsidy Loan Forgiveness (See Note 4)	$858	$—
Economic Development Assistance Advances (See Note 4)	$576	$—
Liabilities Assumed in Sale of property	$261	$—
Increase in non-controlling interests through profit participation	$676	$—

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

We acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses. Our operating properties consist of two operating hotels and restaurants located in Sedona, Arizona, a golf course and restaurant operation located in Bullhead City, Arizona, and a multi-family housing complex in Apple Valley, Minnesota, which commenced leasing operations in the fourth quarter of 2015 and was sold in December 2016. As discussed in Note 15, we sold our two operating hotels in February 2017. The Company will serve as a property manager of the hotels in accordance with a property management agreement between the buyer and the Company. A commercial office building located in Stafford, Texas, which also contributed to operating property revenues and expenses during the year ended December 31, 2015, was sold in the third quarter of 2015. Due to our limited lending activities since 2008 and our declining loan portfolio, these operating properties contributed the majority of our operating revenues in 2016 and 2015.

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

Liquidity

As of December 31, 2016, our accumulated deficit aggregated $678.8 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets, the high cost of our previous debt financing and a debt restructuring which resulted in significant debt termination charges. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2016 which, along with proceeds from asset sales, have been our primary sources of working capital. During the year ended December 31, 2015, we completed a series of transactions to, among other things, restructure and refinance our primary senior indebtedness. As more fully described in Note 7, during the first quarter of 2015, we secured $78.8 million in new financing and repaid our prior senior debt balance and certain other bank debt. During the fourth quarter of 2015, we repaid $28.8 million owed under the new senior loans, primarily using funds from a Company custodial account, which were accumulated throughout 2015 through the sale of assets secured by the related loans. During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”), which was repaid in March 2016 upon collection of the mortgage receivable that served as collateral for that loan. During the year ended December 31, 2016, we also secured and drew down a revolving line of credit in the amount of $4.0 million (“SRE Revolver”). During 2014, the Company obtained a $5.0 million unsecured term note payable to a shareholder, SRE Monarch Lending, LLC (“SRE Monarch”), as more fully described in Note 7. During the year ended December 31, 2016, we obtained a series of extensions of the $5.0 million note payable to SRE Monarch. The SRE Monarch $5.0 million note and the SRE Revolver $4.0 million credit line were repaid in December 2016 utilizing proceeds from the asset sales. At December 31, 2016, we had cash and cash equivalents of $11.4 million and funds held by lenders and restricted cash of $2.2 million.

As of December 31, 2016, our REO assets with a carrying value totaling $17.8 million and our mortgage loan portfolio with an aggregate carrying value of $0.4 million were held for sale. During the year ended December 31, 2016, we sold certain loans and REO assets generating approximately $48.0 million in cash during 2016. As discussed in Note 15, on February 28, 2017, we sold our two hotel operating properties in Sedona, AZ, in a combined cash transaction for $97.0 million (net of selling costs) resulting in a gain on sale of approximately $7.0 million.

In October 2014, the Company and Titan Investments IX, LLC (“Titan”) entered into a joint venture known as Southwest Acquisitions, LLC (“Southwest JV”) for the purpose of holding and developing a multi-family project in Apple Valley, Minnesota to be known as Gabella (“Gabella”). Southwest JV simultaneously created a wholly-owned subsidiary, IMH Gabella LLC, (“IMH Gabella”) to hold the Gabella assets, and in October 2014, IMH Gabella secured a $24.0 million construction loan. The construction loan was subject to a completion and repayment carve-out guarantee by the Company and required the Company to maintain a minimum liquidity balance of $7.5 million. On various occasions during 2016, we fell below the $7.5 million liquidity threshold resulting in a non-compliance event under the terms of the guarantor agreement, and which also constituted a non-compliance event under the terms of our then current Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (“Original Certificate of Designation”). The lender did not take enforcement action regarding this non-compliance event, and we obtained a waiver from our preferred shareholders for this non-compliance event under the Original Certificate of Designation. In December 2016, Gabella was sold and the construction loan was repaid and we are no longer subject to the liquidity requirement or Company guarantees.

We were also subject to a $5.0 million minimum liquidity balance for the calendar year 2016 in connection with a mortgage loan secured by our Sedona hospitality assets. In September 2016, we sought and obtained a temporary reduction of the minimum

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

liquidity covenant to $3.0 million through December 31, 2016. In addition to this minimum liquidity requirement, the lender required our hotel operations to meet certain debt service coverage ratio (“DSCR”) and minimum 12-month rolling net operating income (“NOI”) requirements measured on a quarterly basis. Due to the operational impact of the 2015-2016 capital improvement program at our Sedona hospitality assets, our hotel operations did not meet the mortgage loan’s DSCR and NOI requirements during the quarterly measurement period in the first quarter of 2016, for which the lender provided a one-time forbearance. The hotel operations met the mortgage loan’s DSCR and NOI requirements during the remaining quarterly reporting periods of 2016. The Sedona hospitality assets were sold in the first quarter of 2017 and we repaid the loan. As a result, we are no longer subject to these DSCR and NOI requirements.

We require liquidity and capital resources for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, dividends to our preferred shareholders, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, mortgage loan interest income, revenues from operating properties prior to the sale of Sedona hotels in February 2017, revenues from management of the Sedona hotels, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. We believe that our cash and cash equivalents, and funds held by lender and restricted cash released to us subsequent to December 31, 2016, coupled with our operating revenues, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will be sufficient to allow us to fund our operations for a period of one year from the date these financial statements are issued.

While we have been successful in securing financing through December 31, 2016 to provide adequate funding for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

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

Comprehensive income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items for the years ended December 31, 2016 and 2015. Accordingly, comprehensive income (loss) is equal to net income (loss) for such years.

Cash and Cash Equivalents

Cash and cash equivalents are held in depository accounts with financial institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution or the FDIC or any other government agency. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Funds Held by Lender and Restricted Cash

Funds held by lender and restricted cash includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes, insurance, interest, capital reserves to complete the scheduled improvements at our hotel assets, and for construction liens filed by certain contractors. At December 31, 2016 and 2015, restricted cash and cash equivalents was comprised of the following (in thousands):

	December 31,
	2016	2015
Senior lender controlled reserve accounts	$2,063	$3,036
Escrows and other restricted accounts	176	505
Total restricted cash and cash equivalents	$2,239	$3,541

In addition to these amounts, under the terms of one of our loans, we were required to maintain a minimum liquidity balance of $7.5 million. At various times throughout 2016, we fell below the $7.5 million liquidity threshold resulting in a default under the terms of the guarantor agreement relating to that loan. The lender did not take enforcement action for this non-compliance and the loan was repaid in full in December 2016, at which time this liquidity threshold was eliminated. The lender under our loan secured by our hotel assets required that the Company maintain a $4.0 million liquidity balance during 2015, which increased to $5.0 million effective as of January 1, 2016. In September 2016, we sought and obtained a temporary reduction of the minimum liquidity covenant to $3.0 million through December 31, 2016. Subsequent to December 31, 2016, we sold the hotel assets and repaid the mortgage loan, at which time this liquidity threshold was eliminated and the reserve funds held by lender were released to us.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Revenue Recognition

Operating Property Revenue

Revenues for the hospitality and entertainment operations include hotel, spa, golf and related food and beverage operations, which are recognized as services are provided. Food and beverage revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. In addition, advance deposits received from customers for hotel rooms or for event facility rentals are recorded as deferred revenue in customer deposits and funds held for others in the accompanying consolidated balance sheets, and are recognized as income at the time service is provided for the related deposit. Sales taxes are presented on the net basis with sales tax charged on taxable transactions excluded from consolidated statement of operations and represented as a liability on the consolidated balance sheet.
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

A loan is typically not removed from non-accrual status until the borrower has brought the loan current, and we are reasonably assured as to the collection of all contractual amounts due under the loan based on the value of the underlying collateral of the loan, the receipt of additional collateral required, if any, and the financial ability of the borrower to service our loan.

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

Recovery of Credit Losses

We record recovery of credit losses when either: 1) our fair value analysis indicates an increase in the value of our assets held for sale (but not above our basis); or 2) we collect recoveries against borrowers or guarantors of our loans. We generally pursue enforcement action against guarantors on loans in default. In those circumstances where we obtain a legal judgment against a particular guarantor, he may not have the financial resources to pay the judgment amount in full, or he may take other legal action to avoid payment to us, such as declaring bankruptcy. As a result, the collectability of such amounts is generally not determinable, and as such, we do not record the effects of such judgments until realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved, which is generally upon receipt of funds or others assets. Upon receipt of such amounts, we recognize the income in recovery of credit losses in the accompanying consolidated statements of operations.

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

Unconsolidated Entities

The Company holds ownership interests in several entities that do not meet the criteria under GAAP for consolidation. For these entities, the Company utilizes the equity method of accounting and records the net income and losses from those unconsolidated entities, as applicable, in net income attributable to non-controlling interests in the accompanying consolidated statements of operations.

Advertising and Marketing Costs

Advertising costs are charged to expense as incurred. For 2016 and 2015, our operations incurred advertising costs of $1.1 million and $0.8 million, respectively. Advertising costs related to operations are included in operating property direct expenses and general and administrative expense in the accompanying consolidated statements of operations.

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

In the case of collateral dependent loans, REO held for sale, or other REO, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to (or recovery of) the provision for credit losses or impairment of REO held for sale or other REO with a corresponding reduction in the valuation allowance.

In connection with our assessment of fair value, we may utilize the services of one or more independent third-party valuation firms, other consultants or the Company’s internal asset management department to provide a range of values for selected properties. With respect to valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan or REO asset held for sale: (1) the development approach; (2) the income capitalization approach; (3) the sales comparison approach; or (4) the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of the property in relation to the cost of development and the availability and reliability of market participant data.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

We generally select a fair value within a determinable range as provided by our asset management team, unless we or the borrower have received a bona fide written third-party offer on a specific loan’s underlying collateral, or REO asset. In determining a single best estimate of value from the range provided, we consider the macro- and micro-economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors.

As an alternative to using third-party valuations, we utilize bona fide written third-party offer amounts received, executed purchase and sale agreements, internally prepared discounted cash flow analysis, or internally prepared market comparable assessments, whichever may be determined to be most relevant.

We are also required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, funds held by lender and restricted cash, mortgage loans held for sale, other receivables, accounts payable, accrued interest, customer deposits and funds held for others, and notes payable. Fair values of cash equivalents are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at effective market rates and/or because of the short-term duration of such notes.

Loan Charge Offs

Loan charge offs generally occur under one of two scenarios: (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we agree to accept a loan payoff in an amount less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the valuation allowance.

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

Some of the loans we sell are non-performing and generate no cash flow from interest or principal payments. In those cases, a buyer is generally interested in the underlying real estate collateral. Accordingly, we use the criteria applied to our sales of real estate assets, as described above, in recording gains or losses from the sale of such loans. In addition, we also consider the applicable

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

accounting guidance for derecognition of financial assets in connection with our loan sales. Since we do not retain servicing rights, nor do we have any rights or obligations to repurchase such loans, derecognition of such assets upon sale is appropriate.

Discounts on Acquired Loans

We account for mortgages acquired at a discount in accordance with applicable accounting guidance which requires that the amount representing the excess of cash flows estimated by us at acquisition of the note over the purchase price is to be accreted into interest income over the expected life of the loan (accretable discount) using the effective interest method. Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan using the effective interest method. If cash flow projections deteriorate subsequent to acquisition, or if the probability of the timing or amount to be collected is indeterminable, the decline is accounted for through the provision for credit loss. No accretion is recorded until such time that the timing and amount to be collected under such loans is determinable and probable as to collection.

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a loan receivable, such as in the case of foreclosure. When a loan is foreclosed upon and the underlying collateral is transferred to REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less estimated costs to sell. We typically obtain a fair value report on REO assets within 90 days of the foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off against the valuation allowance.

Our classification of a particular REO asset as held for development or held for sale depends on various factors, including our intent to sell or develop the property, the anticipated timing of such disposition and whether a formal plan of disposition has been adopted. If management undertakes a specific plan to dispose of real estate owned within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material.

Subsequent to transfer, real estate held for sale is carried at the lower of carrying amount (transferred value) or fair value, less estimated selling costs. Our real estate held for development is carried at the transferred value, less cumulative impairment charges. Real estate held for development requires periodic evaluation for impairment which is conducted at each reporting period. When circumstances indicate that there is a possibility of impairment, we will assess the future undiscounted cash flows of the property and determine whether they exceed the carrying amount of the asset. In the event these cash flows are insufficient, we determine the fair value of the asset and record an impairment charge equal to the difference between the fair value and the then-current carrying value. The impairment charge is recognized in the consolidated statement of operations.

Upon sale of REO assets, any difference between the net carrying value and net sales proceeds is charged or credited to operating results in the period of sale as a gain or loss on disposal of assets, assuming certain revenue recognition criteria are met. See revenue recognition policy above.

Operating Properties

Operating properties consist of both operating assets acquired through foreclosure and operating assets that have been developed by the Company, which the Company has elected to hold for on-going operations. At December 31, 2016, operating properties consisted of hospitality properties in Sedona, Arizona, and an 18-hole golf course and clubhouse in Bullhead City, Arizona. During the year ended December 31, 2016, we sold our multifamily residential project in Apple Valley Minnesota. Subsequent to year end, we sold our Sedona properties. See Note 15.

Other Real Estate Owned

Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not currently being marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Real Estate Ventures

The Company, through various subsidiaries, holds interests in its properties through interests in both consolidated and unconsolidated real estate ventures. The Company assesses its investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). The determination of whether the assets and liabilities of a VIE are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement with the VIE. We determine whether we hold a variable interest in a VIE based on a consideration of the nature and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

Generally, an entity is determined to be a VIE when either (i) the equity investors (if any) as a group, lack one or more of the essential characteristics of a controlling financial interest, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. The Company consolidates entities that are VIEs for which the Company is determined to be the primary beneficiary. In instances where the Company is not the primary beneficiary, the Company does not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities are also considered VIEs where the Company is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have “kick-out” rights or substantive participating rights. The Company consolidates such VIEs when it is the primary beneficiary.

For entities where the Company is the general partner (or the equivalent) and the limited partners (or the equivalent) hold kick-out rights or substantive participating rights, the Company uses the equity method of accounting. For entities where the Company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, kick-out rights over the general partner, and contractual and substantive participating rights of the limited partners (or the equivalent) to determine if the Company controls the entity. In instances where these factors indicate the Company controls the entity, the Company would consolidate the entity; otherwise the Company accounts for its investments using the equity method of accounting.

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

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries which is not attributable to the Company’s stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying condensed consolidated balance sheets. On the condensed consolidated statements of operations, operating results are reported as net loss attributable to noncontrolling interests.

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. We recorded capitalized interest of $0.1 million during the year ended December 31, 2016 and $0.2 million during the year ended December 31, 2015. Costs to develop, and improve or extend the life of property and equipment are capitalized, while costs for normal repairs and maintenance are expensed as incurred. Depreciation and amortization are computed on a straight line basis over the estimated useful life of the related assets, which range from five to 40 years. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by us relating to the assets sold are insignificant. Upon the acquisition of real estate, we assess the fair value of

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments.

Long-Lived Assets

For real estate assets that are considered to be held for sale according to accounting guidance, the Company records impairment losses if the fair value of the asset net of estimated selling costs is less than the carrying amount. Management reviews each long-lived asset for the existence of any indicators of impairment. If indicators of impairment are present, the Company calculates the expected undiscounted future cash flows to be derived from that asset. If the undiscounted cash flows are less than the carrying amount of the asset, the Company reduces the asset to its fair value, and records an impairment charge for the excess of the net book value over the estimated fair value.

Segment Reporting

Our operations are organized and managed according to a number of factors, including line of business categories and geographic locations. As our business has evolved from that of a lender to an owner and operator of various types of real properties, our reportable segments have also changed in order to more effectively manage and assess operating performance. As permitted under applicable accounting guidance, certain operations have been aggregated into operating segments having similar economic characteristics and products. The Company’s reportable segments include the following: Mortgage and REO-Legacy Portfolio and Other Operations, Hospitality and Entertainment Operations, and Corporate and Other. As discussed in Note 8, the Company changed its reportable segments in 2016 and all prior periods have been restated to correspond to this segment change.

Statement of Cash Flows

Changes in funds held by lender and restricted cash activity is reflected in cash flows from operating, investing or financing activities depending on the nature and use of such funds for those respective years.

Stock-Based Compensation

Our Equity Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock available to be issued under such awards was not to exceed 2,700,000 common shares, subject to increase to 3,300,000 shares after an initial public offering.

The 2014 IMH Financial Corporation Non-Employee Director Compensation Plan (the “Director Plan”) provides for the issuance of up to 300,000 shares of common stock. Pursuant to the Director Plan, eligible directors are entitled to the compensation set forth below for their service as a member of the board of directors and its committees. The Director Plan provides for, among other things, an annual grant of restricted common stock in an amount equal to $20,000 based on the fair market value of such shares as determined under the Director Plan. These annual awards vest in full twelve months after the date of grant. Only those directors who meet the independence standards under the rules of the New York Stock Exchange and the Securities and Exchange Commission are eligible to participate. Unless sooner terminated by the board of directors, the Director Plan will terminate on August 6, 2024.

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 150% of the original purchase price of the preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets. Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

premium as a deemed dividend upon issuance of the preferred stock. In accordance with applicable accounting guidance, the Company assesses whether the preferred stock is redeemable at each reporting period.

A roll forward of the balance of redeemable convertible preferred stock for the years ended December 31, 2016 and 2015 follows (in thousands):

Balance at December 31, 2014	$27,329
Deemed Dividend on Redeemable Convertible Preferred Stock	2,309
Balance at December 31, 2015	29,638
Deemed Dividend on Redeemable Convertible Preferred Stock	2,505
Balance at December 31, 2016	$32,143

Earnings per Share

Basic net income (loss) per share is computed by dividing net income (loss) reduced by preferred stock dividends and amounts allocated to certain non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of preferred stock outstanding, in-the-money common share options and warrants, and put options of certain convertible securities.

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

In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets, including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding future economic and business conditions have increased the likelihood of volatility in our future earnings. Further, to date we have not demonstrated the ability to be profitable. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets.

Reclassifications

Certain reclassifications have been made to 2015 amounts to conform to the current year presentation. See “Note 8 – Segment Information” for additional information regarding these reclassifications. Additionally, as of December 31, 2015, restricted cash and cash equivalents was reclassified to and renamed funds held by lender and restricted cash.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This update applies to entities that enter into contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In 2015, the FASB voted to defer ASU 2014-09. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. We expect to adopt this guidance effective January 1, 2018 using the modified retrospective application. As a result of the sale of our Sedona hospitality assets in February 2017, the Company no longer owns any assets giving rise to related revenues. As such, unless we acquire other hospitality assets, we do not expect to record direct revenues for hospitality and related operations subsequent to the date of sale.  Simultaneously with the sale, the Company entered into a hotel management agreement with the buyer to manage the day-to-day operations of the hotels which will generate a new revenue source for the Company.  The Company is in the initial stages of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements of operations resulting from this new revenue source.  We will continue our evaluation of the standards update through the date of adoption.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee ShareBased Payment Accounting (“ASU 2016-09”), which affects entities that issue sharebased payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for sharebased payment award transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. We have not yet determined the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginningofperiod and endofperiod amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test (comparing the implied fair value of goodwill with the carrying amount of goodwill). ASU 201704 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption is permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

There has been limited loan activity during the years ended December 31, 2016 and 2015. We did not originate any new loans during the year ended December 31, 2016. During the second quarter of 2016, one loan originated in the amount of $3.1 million was sold. For the year ended December 31, 2015, one loan originated in the amount of $11.0 million was sold to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors and preferred shareholders at that time. In addition, the Company was assigned one loan in the principal amount of $0.3 million through the purchase of a lien on real property. The Company originated two loans during 2015 totaling $14.1 million relating to the partial financing of the sale of certain REO assets. During the year ended December 31, 2016, we received mortgage loan principal payments for two loans totaling $7.6 million, primarily from two loans that were paid off.

A roll-forward of loan activity for the years ended December 31, 2016 and 2015 follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance at December 31, 2014	$39,734	$367	$(15,562)	$24,539
Additions:
New loan originations	14,148	—	—	14,148
Mortgage loans acquired through recoveries	289	—	—	289
Interest adjustment	—	64	—	64
Accrued interest revenue	138	1,216	—	1,354
Reductions:
Principal and interest repayments	(4,357)	(958)	—	(5,315)
Recovery of allowance for credit losses, net	—	—	291	291
Foreclosures/transfers to real estate owned	(662)	—	—	(662)
Foreclosures/transfers to other assets	(200)	—	—	(200)
Sale of mortgage loans	(25,498)	(242)	2,379	(23,361)
Balance at December 31, 2015	$23,592	$447	$(12,892)	$11,147
Additions:
Accrued interest revenue	—	262	—	262
Reductions:
Principal and interest repayments	(7,843)	(111)	210	(7,744)
Sale of mortgage loans	(3,148)	(139)	—	(3,287)
Balance at December 31, 2016	$12,601	$459	$(12,682)	$378

As of December 31, 2016, the Company had three loans outstanding with an aggregate average principal and interest balance of $4.4 million, as compared to $3.9 million for our six loans outstanding at December 31, 2015. Of our three outstanding loans at December 31, 2016, we had one performing loan with an average outstanding principal and interest balance of $0.4 million and an interest rate of 11.0%. At December 31, 2015, we had four performing loans with an average outstanding principal and interest balance of $2.8 million and a weighted average interest rate of 10.5%. As of December 31, 2016 and 2015, the valuation allowance represented 97.1% and 53.6%, respectively, of the total outstanding loan principal and interest balances. The majority of the valuation allowance at December 31, 2016 and 2015 relates to two legacy loans which have been fully reserved and have a zero carrying value.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California and New Mexico. As of December 31, 2016 and 2015, the geographical concentration of our loan balances by state was as follows (dollar amounts in thousands):

	December 31, 2016					December 31, 2015
	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#
Arizona	$—	$—	$—	—%	—	$3,811	$(67)	$3,744	33.6%	2
California	12,682	(12,682)	—	—%	2	19,882	(12,825)	7,057	63.3%	3
New Mexico	378	—	378	100.0%	1	346	—	346	3.1%	1
Total	$13,060	$(12,682)	$378	100.0%	3	$24,039	$(12,892)	$11,147	100.0%	6

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate with interest rate floors. At December 31, 2016 and 2015, the Prime Rate was 3.75% and 3.50%, respectively. Since the majority of our loan principal balance is in default, the extent of mortgage income recognized on our loans is limited to only those loans that are performing.

At December 31, 2016, we had three loans with principal and interest balances totaling $13.1 million and interest rates ranging from 11.0% to 12.0%. Of this total, two loans with principal and interest balances totaling $12.7 million and a weighted average interest rate of 12.0% were non-performing loans and fully reserved, while one loan with principal and interest balances totaling $0.4 million and an interest rate of 11.0% was a performing loan.

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

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balances of mortgage investments, net of the valuation allowance, as of December 31, 2016 and 2015, have scheduled maturity dates within the next several quarters as follows (dollar amounts in thousands):

December 31, 2016				December 31, 2015
Quarter	Outstanding Balance	Percent	#	Quarter	Outstanding Balance	Percent	#
Matured	$12,682	97.1%	2	Matured	$12,682	52.8%	2
Q1 2017	—	—%	—	Q1 2016	7,800	32.4%	1
Q1 2018	—	—%	—	Q4 2016	3,166	13.2%	1
Q1 2019	—	—%	—	Q1 2017	—	—%	—
Q1 2020	—	—%	—	Q1 2020	45	0.2%	1
Thereafter	378	2.9%	1	Thereafter	346	1.4%	1
Total Principal and Interest	13,060	100.0%	3		24,039	100.0%	6
Less: Valuation Allowance	(12,682)				(12,892)
Net Carrying Value	$378				$11,147

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

From time to time, we may modify certain terms of a loan or extend a loan’s maturity date in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.

We do not expect payoffs to materialize for nonperforming loans past their maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

During the year ended December 31, 2016, we collected mortgage loan payoffs totaling $7.6 million. This amount represented the negotiated payoffs of two of our performing loans at a collective discount of $0.2 million. The discounted payoffs on these loans did not represent troubled debt restructuring because the loans were fully performing and the Company initiated the discounted payoffs in order to generate liquidity. We recorded an adjustment as of December 31, 2015 to provide for this discount.

Loans Serving as Collateral for Borrowings

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable (the “Serramonte Note”). The Serramonte Note was included in Mortgage Loans Held for Sale, Net, in the accompanying consolidated balance sheet, and had a carrying value of $7.1 million at December 31, 2015. Under the terms of the BOC Facility, all income and proceeds from the Serramonte Note, including all interest and principal payments, were to be remitted immediately to Banc of California. The Serramonte Note and BOC Facility were both repaid in during the first quarter 2016.
Loan Modifications

Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof, we do not have a specific loan modification program or initiative in place. Rather, as in the past, we may modify any loan, in our sole discretion, based on applicable facts and circumstances. In the future, we may modify loans on the same basis without any reliance on any specific loan modification program or initiative.

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

We did not enter into any loan modifications during the years ended December 31, 2016 or 2015.

The following tables present various summaries of our loan modifications made on a quarterly basis during the years ended December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Amount (in thousands)%		#	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$12,682	97.1%	2	$12,682	52.8%	2
Loans Modified to Extend Maturity	—	—%	—	—	—%	—
Original Maturity Date Not Reached	378	2.9%	1	11,357	47.2%	4
Total Loan Principal and Accrued Interest	$13,060	100%	3	$24,039	100%	6

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Summary of Existing Loans in Default

During 2016 and 2015, we continued to experience loans in default due to, among other reasons, loan balances that exceed the value of the underlying collateral and the absence of takeout financing in the marketplace. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2016, two of our three loans with outstanding principal and interest balances totaling $12.7 million were in default and past their respective scheduled maturity dates. At December 31, 2015, two of our six loans with outstanding principal and interest balances totaling $12.7 million were in default and past their respective scheduled maturity dates.

A summary and roll-forward of activity of loans in default for the years ended December 31, 2016 and 2015 follows (dollars in thousands):

	Principal Outstanding	Accrued Interest Receivable	Valuation Allowance	Net Carrying Value	# of Loans
Balances at December 31, 2014	$18,275	$311	$(15,562)	$3,024	6
Additions:
Interest adjustment	—	64	—	64	—
Reductions:
Provision for credit losses	—	—	501	501	—
Foreclosures/transfers to Other Assets	(200)	—	—	(200)	—
Foreclosures/transfers to Real Estate Owned	(663)	—	—	(663)	(2)
Sale of mortgage loans	(5,100)	(5)	2,379	(2,726)	(2)
Balance, December 31, 2015	$12,312	$370	$(12,682)	$—	2
Additions:	—	—	—	—	—
Reductions:	—	—	—	—	—
Balance, December 31, 2016	$12,312	$370	$(12,682)	$—	2

Both of the loans that were in default at December 31, 2015, remained in default status as of December 31, 2016 and are fully reserved. There were no other changes to loans in default during the year ended December 31, 2016. The one remaining performing loan in our portfolio had a principal and interest balance totaling $0.4 million as of December 31, 2016.

During the year ended December 31, 2015, we completed foreclosure on the collateral underlying two loans and transferred the property to REO held for sale. We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default, but we have not completed foreclosure on any such loans during the year ended or subsequent to December 31, 2016. The timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, the nature and extent of other liens secured by the underlying real estate.

There were no changes in the concentration of loans in default by geographic location or by loan classification during the year ended December 31, 2016 or 2015 due to the limited lending activity during the period.

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2016 and 2015, respectively, loan principal and interest balances by concentration category (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2016			December 31, 2015
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Processing Entitlements	$378	2.9%	1	$8,209	34.1%	3
	378	2.9%	1	8,209	34.1%	3
Entitled Land:
Held for Investment	12,682	97.1%	2	15,830	65.9%	3
	12,682	97.1%	2	15,830	65.9%	3
Total	13,060	100.0%	3	24,039	100.0%	6
Less: Valuation Allowance	(12,682)			(12,892)
Net Carrying Value	$378			$11,147

Unless loans are modified and additional loan amounts are advanced to allow a borrower’s project to progress to the next phase of the project’s development, the classifications of our loans generally do not change during the loan term. Thus, in the absence of funding new loans, we do not expect material changes between loan categories with the exception of changes resulting from foreclosures or loan sales.

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2016 and 2015, respectively, outstanding principal and interest loan balances by expected end-use of the underlying collateral, were as follows (dollars in thousands):

	December 31, 2016			December 31, 2015
	Amount	%	#	Amount	%	#
Residential	$12,682	97.1%	2	$15,848	65.9%	3
Mixed Use	378	2.9%	1	7,546	31.4%	2
Commercial	—	—%	—	645	2.7%	1
Total	13,060	100.0%	3	24,039	100.0%	6
Less: Valuation Allowance	(12,682)			(12,892)
Net Carrying Value	$378			$11,147

With the lack of new loan originations, the concentration of loans by type of collateral and end-use is expected to remain consistent within our portfolio. As of December 31, 2016 and 2015, respectively, the changes in the concentration of loans by type of collateral and end-use was primarily a result of foreclosures, loan sales, and partial financing of REO held for sale.

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

As of December 31, 2016, we have three outstanding loans. One loan, the only performing loan, had an outstanding principal and interest carrying value, net of allowance, of $0.4 million, which represented 100% of our total loan portfolio carrying value. As of December 31, 2015, there were two borrowers whose aggregate principal and interest carrying value totaled $10.3 million, which represented 93% of our total loan portfolio carrying value. During the year ended December 31, 2016, three individual loans with average aggregate principal balances totaling $3.5 million collectively accounted for 99% of total mortgage loan income for the year, each of which were in excess of 10% of total mortgage income for 2016. During the year ended December 31, 2015, three individual loans with aggregate principal balances totaling $10.5 million collectively accounted for 90% of total mortgage loan income for the year.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Mortgage Loan Sales

During the year ended December 31, 2016, we sold one mortgage loans in addition to its underlying asset for $3.4 million (net of selling costs) and recognized a net gain of $0.2 million. During the year ended December 31, 2015, we sold three mortgage loans for $24.7 million (net of selling costs) and recognized a net loss of $0.1 million. One of the mortgage note sales in 2015 in the amount of $11.0 million was made to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors and preferred shareholders at that time. The note was sold at par value, and therefore, the sale had no impact on the profit or loss of the Company.

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

At December 31, 2016, we held total operating properties and REO assets of $122 million, of which $17.8 million were held for sale, $88.7 million were held as operating properties and $15.5 million were classified as other real estate owned. At December 31, 2015, we held total REO assets of $152.9 million, of which $3.7 million was held for development, $5.3 million was held for sale, $116.2 million were held as operating properties, and $27.7 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of December 31, 2016 and 2015, respectively, by method of acquisition, is as follows (dollars in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Real Estate Held for Sale	$17,717	$4,919	$917	$427	$(797)	$—	$17,837	$5,346
Real Estate Held for Development	—	3,661	—	3	—	—	—	3,664
Operating Properties, net	83,652	87,965	14,078	34,746	(8,997)	(6,555)	88,734	116,156
Other Real Estate Owned	8,355	13,626	7,146	14,075	—	—	15,501	27,701
Total	$109,724	$110,171	$22,141	$49,251	$(9,794)	$(6,555)	$122,072	$152,867

A summary of operating properties and REO assets owned as of December 31, 2016 and 2015, respectively, by state, is as follows (dollars in thousands):

	December 31, 2016
	Operating Properties		Held For Development		Held For Sale		Other Real Estate Owned
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	—	$—	—	$—	2	$689
Texas	—	—	—	—	2	4,290	—	—
Arizona	2	88,734	—	—	6	10,286	2	1,505
Minnesota	—	—	—	—	2	3,261	—	—
New Mexico	—	—	—	—	—	—	3	13,307
Total	2	$88,734	—	$—	10	$17,837	7	$15,501

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

	December 31, 2015
	Operating Properties		Held For Development		Held for Sale		Other Real Estate Owned
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	—	$—	—	$—	2	$689
Texas	—	—	—	—	1	949	1	3,324
Arizona	3	88,284	—	—	5	1,684	8	10,305
Minnesota	1	27,872	1	3,664	1	1,459	—	—
New Mexico	—	—	—	—	1	1,254	3	13,383
Total	4	$116,156	1	$3,664	8	$5,346	14	$27,701

Following is a roll-forward of REO activity for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balances at December 31, 2014	$83,481	3	$8,205	1	$53,686	29	$—	—	$145,372
Additions:
Net principal carrying value of loans foreclosed	—	—	—	—	663	2	—	—	663
Capital costs additions	21,773	—	8,882	1	15,137	15	—	—	45,792
REO transferred to Operating Property	13,423	1	(13,423)	(1)	—	—	—	—	—
Reductions :
Cost of Properties Sold	—	—	—	—	(32,763)	(24)	—	—	(32,763)
Impairment	—	—	—	—	(3,676)	—	—	—	(3,676)
Depreciation and amortization	(2,521)	—	—	—	—	—	—	—	(2,521)
Transfers, net	—	—	—	—	(27,701)	(14)	27,701	14	—
Balances at December 31, 2015	$116,156	4	$3,664	1	$5,346	8	$27,701	14	$152,867
Additions:
Capital costs additions	8,577	—	45	—	(55)	—	157	—	8,724
Basis adjustment for TIF receivable and liability forgiveness		—	—	—	(4,493)	—	—	—	(4,493)
Reductions :
Cost of Properties Sold	—	—	—	—	(30,903)	(10)	(280)	(1)	(31,183)
Depreciation and amortization	(3,843)	—	—	—	—	—	—	—	(3,843)
Transfers, net	(32,156)	(2)	(3,709)	(1)	47,942	12	(12,077)	(6)	—
Balances at December 31, 2016	$88,734	2	$—	—	$17,837	10	$15,501	7	$122,072

We did not acquire any new REO assets during the year ended December 31, 2016. During the year ended December 31, 2015, we acquired two REO assets resulting from foreclosure on the collateral of the related loans. In addition, as discussed in Note 5, we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in connection with certain enforcement and collection activities. Certain of these entities have been consolidated in the accompanying consolidated financial statements based on our determination of the Company’s controlling financial interest in each such entity. During the year ended December 31, 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests, as described above.  The real estate had been foreclosed upon by the previous mortgage lender, from whom we purchased the real estate for $6.8 million, of which $5.9 million was seller financed as further described in Note 7.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

As of December 31, 2016 and 2015, the aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances was $7.0 million which is classified as other real estate owned in the accompanying consolidated balance sheets. Certain of such assets were sold during the years ended December 31, 2016 and 2015, resulting in the recording of a noncontrolling interest totaling $0.1 million and $0.7 million, respectively. We are continuing to investigate and evaluate the remaining assets and liabilities of these entities, but after elimination of intercompany balances, we do not believe such amounts will be material.

Based on our analysis, the consolidated entities in which these equity interests were awarded did not meet the definition of a business under GAAP since the only assets of such entities consist of unimproved real estate holdings, and the entities lack inputs and processes necessary to produce outputs. The entities did not qualify under the VIE model, and we instead applied the voting interest model to ascertain the need for consolidation. Because the entities do not qualify as businesses, the acquisition of such interests in these entities was deemed to be an asset acquisition, whereby we recorded our proportionate interest of each entity’s total assets and liabilities at fair value at the date of acquisition. Thereafter, any subsequent income or loss is being allocated to controlling and noncontrolling interests based on their respective ownership percentages. The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities totaled $8.2 million as of December 31, 2016. At the date of foreclosure and transfer of the property to the Company, after elimination of intercompany balances, was $6.3 million, which is classified in other real estate owned in the accompanying consolidated balance sheets.

During the year ended December 31, 2016, we reclassified our golf course and restaurant operation in Bullhead City, Arizona and Gabella from operating properties to REO held for sale as a result of management’s decision and actions to dispose of such assets in order to provide capital for the Company and undertake certain initiatives. The Gabella property was sold in the fourth quarter of 2016.

During the years ended December 31, 2016 or 2015 we reclassified certain assets between REO held for sale and Other REO, depending on when such assets meet the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not being actively marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months.

Other than these reclassifications, there were no material changes with respect to REO classifications or planned development during the years ended December 31, 2016 or 2015, other than as a result of REO asset sales. The number of REO property additions may not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

REO Sales

We have developed plans to actively market REO assets held for sale with the expectation that such assets will sell within a 12 month time frame. We are also periodically approached on an unsolicited basis by third parties expressing an interest in purchasing REO assets that may not be classified as held for sale. However, other than those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria in order to be classified as held for sale (for example, the anticipated disposition period may extend beyond one year).

During the year ended December 31, 2016, we sold ten REO assets (and portions of other assets) for $44.2 million (net of selling costs), resulting in a net gain of $10.8 million. During the year ended December 31, 2015, we sold twenty-four REO assets (or portions thereof) for $34.0 million (net of selling costs), of which we financed $14.1 million for a loss of $(0.3) million.

REO Planned Development

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations, which totaled $26.4 million and $25.0 million for the years ended December 31, 2016 and 2015, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $11.9 million and $30.2 million during the years ended December 31, 2016 and 2015, respectively.

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

In connection with the development of Gabella, the City of Apple Valley Economic Development Authority (“EDA”) provided various incentives to IMH Gabella help defray the cost of development, the receipt of which were subject to various completion milestones and other requirements. During the year ended December 31, 2016, IMH Gabella received a Tax Increment Financing (TIF) note in the amount of $2.7 million (the “TIF Note”) and recognized contingently refundable TIF advances previously provided by the EDA in the amount of $0.6 million. The EDA also forgave certain debt and related accrued interest in the amount of $0.8 million previously recorded by IMH Gabella. The TIF Note bears annual interest at 5% and is to be collected over time through the refund of a portion of property taxes collected by Dakota County in excess of the annual pre-development property tax amount. The TIF Note, TIF advances and forgiveness of debt totaled $4.1 million, and were treated as a reduction in the cost basis of Gabella.

Upon completion of Gabella and issuance of the final certificate of occupancy in the second quarter of 2016, Titan became entitled to receive an amount equal to 10% of the profit on any sale of Gabella. Titan also became entitled to exercise certain buy-out rights in 2016. The Company had recorded the estimated fair value of its contingent profits-payment obligation to Titan. During the second quarter of 2016, we reclassified Gabella to REO held for sale as a result of management’s decision and actions to market that asset for sale. The Gabella property, including the TIF Note, was sold in the fourth quarter of 2016.

During the year ended December 31, 2015, the Company undertook a capital improvement program at its hotel and restaurant properties located in Sedona, Arizona, which commenced in the second quarter of 2015 and was completed in the second quarter of 2016. We incurred total project costs of $12.8 million through December 31, 2016, of which $5.6 million was incurred during the year ended December 31, 2016 and the balance incurred in 2015.

REO Valuation Considerations

Our fair value assessment procedures are more fully described in Note 6. Certain properties are expected to have minimal development activity and require only maintenance activity until a decision is made whether to sell the asset. The undiscounted cash flow from these properties is based on current comparable sales for the asset in its current condition, less costs to sell and holding costs. Other properties are expected to be developed more extensively to maximize the proceeds from the disposition of such assets. The undiscounted cash flow from these properties are based on a build-out scenario that considers both the cash inflows and the cash outflows over the duration of the development, which often includes an estimate for required financing.

In the absence of available financing, our estimates of undiscounted cash flows assume that we will pay development costs from the disposition of current assets or the raising of additional capital. However, the level of planned development for our individual properties is dependent on several factors, including the current entitlement status of such properties, the cost to develop such properties, our financial resources, the ability to recover development costs, and competitive conditions. Generally, vacant, unentitled land is being held for future sale to an investor or developer with no planned development expenditures by us. In certain instances, we may choose to further develop fully or partially entitled land to maximize interest to developers and our return on investment.

We did not identify any factors during the year ended December 31, 2016 that indicated possible impairment in our long-lived assets (i.e., our operating properties and other real estate owned). Accordingly, we did not perform an assessment for impairment loss over such assets during that period. See Note 6 for valuation testing results over our REO held for sale and other REO.

Based on our assessment of impairment of REO assets held for sale and other REO, we did not record any impairment charges during the year ended December 31, 2016. During the year ended December 31, 2015, we recorded impairment charges of $3.7 million primarily to adjust the fair value of our REO held for sale to reflect current market conditions and management’s plan of disposition.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES, PARTNERSHIPS, AND OTHER RELATED MATTERS
Gabella Multifamily Project

During 2014, the Company, through a wholly owned subsidiary, formed a joint venture, Southwest Acquisitions, LLC (“Southwest JV”) with a third party developer, Titan, for the purpose of holding and developing certain real property contributed to the joint venture by the Company. Southwest JV used a wholly-owned subsidiary, IMH Gabella, LLC (“IMH Gabella”), to hold the joint venture’s real estate assets and enter into related agreements. A wholly owned subsidiary of the Company was the managing member of, and held a 90% ownership interest in, Southwest JV. Titan held a 7% ownership interest plus an additional 3% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. Generally, income or loss was allocated between Titan and the Company in accordance with their respective percentage interests. The milestones entitled Titan to its additional profits interest were met in the second quarter of 2016, at which time the Company recorded $0.7 million in profits-payment obligation.

The Company’s interests in Southwest JV related to equity ownership and profits participation between the members; a profits interest arrangement between the members involving certain budget and completion milestones; equity option provisions; parental guaranties related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. The Company provided Southwest JV with all of its initial capital, executed contracts on behalf of Southwest JV, and had final approval rights over all significant matters. The assets, liabilities, and results of operations of IMH Gabella were included in the Company’s consolidated financial statements under the voting interest model. Except for Titan’s sale profit participation described above, Titan had no reportable interest in the assets, liabilities or equity of Southwest JV at December 31, 2016 or December 31, 2015, or in the net income or loss of IMH Gabella during the years ended December 31, 2016 or 2015.

As referenced in Note 4, the Gabella project was sold in the fourth quarter of 2016 for $38.5 million and a gain on sale of $9.7 million, and all applicable distributions and profit participation payments were made to the members of Southwest JV at the time of sale.

Park City, Utah Lakeside Investment

In the fourth quarter of 2015, the Company, through a consolidated subsidiary, Lakeside DV Holdings, LLC (“LDV Holdings”), entered into a joint venture with a third party developer, Park City Development, LLC (“PCD”) for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). The intent of Lakeside JV is to sell townhome, single family residential and hotel lots. Under the Lakeside JV limited liability company agreement, the Company agreed to contribute up to $4.2 million for a 90% interest and PCD agreed to contribute up to $0.5 million for a 10% interest. PCD’s principal provided a limited performance guaranty to the Company in the case of certain defaults by PCD.

As of December 31, 2016 and 2015, the Company had contributed $3.7 million and $3.4 million, respectively, to Lakeside JV. As of December 31, 2016, the Company was obligated to contribute an additional $0.5 million. During 2015, the Company syndicated $1.7 million of its investment to several investors (“Syndicates”) by selling preferred equity interests in LDV Holdings. The syndicated investment was made up of $1.4 million from various related parties and $0.3 million from an unrelated party. Of the $1.4 million invested by related parties, $1.1 million was invested by one of the Company’s directors and preferred shareholders (see Note 12), $0.2 million was invested by two members of the Company’s board of directors, and $0.1 million was invested by a partner from Polsinelli, one of the Company’s outside law firms. The Company has no obligation to return the initial investment to the Syndicates. LDV Holdings’ cash flows are to be distributed first to its members in proportion to the preferred equity investment, including the preferred return, then to the extent of additional capital contributions made by its members. Thereafter, cash flows are to be distributed to members at varying rates as certain return hurdles are achieved. Other than a 2% management fee to be paid to the Company, cash flows distributions from LDV Holdings to the Syndicates are to effectively mirror the distributions to LDV Holdings from Lakeside JV. The investment by the Syndicates in LDV Holdings is included in non-controlling interests, a component of shareholders’ equity in the accompanying consolidated balance sheets.

Equity balances in Lakeside JV are subject to a 12% preferred return, compounded quarterly. Once the preferred return is distributed, a combination of pro rata distributions and additional distributions to PCD was to be made until PCD and the Company each received a 26% internal rate of return. Thereafter 50% of the balance was to be distributed pro rata to each member and 50% was to be paid to PCD.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES, PARTNERSHIPS, AND OTHER RELATED MATTERS - continued

As of December 31, 2016, PCD was the managing member of Lakeside JV and conducted its day-to-day operations. Although the Company had significant investment in and influence over major decisions concerning Lakeside JV, PCD had express authority to run the day-to-day operations of Lakeside JV in accordance with the initial operating budget and subsequent budgets. The Company did not have “kick-out rights” over the managing member. As a result of the foregoing, we concluded that the Company was not the primary beneficiary of the joint venture, and, therefore, we did not consolidate our investment in the Lakeside JV.

In the Company’s estimation, the fair value of the unimproved real estate holdings of Lakeside JV exceeded our investment basis as of December 31, 2016 and 2015. The Company’s maximum exposure to loss in the Lakeside JV as of December 31, 2016 and 2015 was $2.3 million and $2.5 million, respectively. The risk of loss on the balance of the investment is borne by the Syndicates.

During the year ended December 31, 2016, the loss on the equity investment that was recorded in the accompanying consolidated statements of operations was $0.2 million, of which $0.1 million was allocable to the Syndicates.

Subsequent to December 31, 2016, the Company purchased PCD’s 10% interest in Lakeside JV for $0.7 million and terminated PCD as manager. Upon purchase of PCD’s interest, Lakeside JV became a consolidated entity of the Company in the first quarter of 2017.

The following is a summary of the Company’s interest in the Lakeside JV VIE and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of December 31, 2016 and 2015, (in thousands):

December 31, 2016
Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company's Variable Interest in Entity	Commitment to Future Additional Contributions	Company's Maximum Exposure to Loss in Entity
Lakeside JV	$1,823	$221	$(236)	$1,808	$488	$2,296

December 31, 2015
Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company's Variable Interest in Entity	Commitment to Future Additional Contributions	Company's Maximum Exposure to Loss in Entity
Lakeside JV	$1,823	$—	$—	$1,823	$709	$2,532

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES, PARTNERSHIPS, AND OTHER RELATED MATTERS - continued

partners (or the equivalent) either hold substantive participating rights or have control, the Company uses the equity method of accounting.

ASC 323 Investments - Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X require that summarized financial information of material investments accounted for under the equity method be provided for the investee’s financial position and results of operations including assets, liabilities and results of operations. Notwithstanding the extensive efforts of the Company to compile the necessary financial information, the Company has determined that the information needed for the preparation of historical financial statements of these entities to satisfy these requirements is not sufficiently reliable. As a result, the Company elected to present financial information on its investment in these entities based on the fair value of the underlying real estate assets and estimable liabilities as of the date acquired, as it believes this information is reliable and relevant to the users of its financial statements. There have been no material changes in the financial position or operations from the date of acquisition through December 31, 2016.

The assets of these entities consist primarily of unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate these entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. Under the court-approved settlement pursuant to which the Company received these equity interests, the Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s ownership interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.1 million at December 31, 2016 and 2015.

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the unconsolidated partnerships to loan up to $0.7 million for the funding of various costs of such partnerships. As of December 31, 2016, the total principal advanced under these notes was $0.4 million. The promissory notes earn interest at rates ranging from 5.5% to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are secured by real estate owned by such partnerships.

Summarized Financial Information of Unconsolidated Entities (unaudited)

The following presents summarized certain financial information of the entities in which the Company holds investments that are recorded on the equity method as of and for the years ended December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Total assets	$19,456	$19,434
Total liabilities	6,269	927
Net income (loss)	(422)	—

The increase in reported liabilities as of December 31, 2016 is attributed to various balances due to the general partner and other related parties for management fees, accounting fees, notes payable, interest and other amounts. Such amounts were indeterminable at December 31, 2015.

During the year ended December 31, 2016, the equity income recorded on this equity investment in the accompanying consolidated statements of operations was $32 thousand. There were no material revenues or expenses recorded for our unconsolidated entities for the year ended December 31, 2015.

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

NOTE 5 - INVESTMENT IN JOINT VENTURES, PARTNERSHIPS, AND OTHER RELATED MATTERS - continued

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
During the year ended December 31, 2015, the Company recorded revenues of $0.5 million as consideration for its limited guarantee, and $1.3 million in connection with the court-approved settlement with the borrower. No amounts were recorded during the year ended December 31, 2016.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

We perform a valuation analysis of our loans, REO held for sale, Other REO and equity investments not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure from those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure from loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not necessarily result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required. During the loan evaluation process, we consider the following matters, among others:

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

With respect to properties or loans for which we (or the borrower) have received a bona fide written third-party offer (or entered into a purchase and sale agreement) to buy the related property, we generally utilize the offer or agreement amount even where the amount is outside our current valuation range. An offer or agreement is only considered for valuation purposes if we deem it to be valid, reasonable, negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received may be discounted to allow for potential changes in our on-going negotiations.

Factors Affecting Valuation

The underlying collateral of our loans, REO held for sale and Other REO assets vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed land, or mostly developed/completed lots or projects. We recorded significant impairment losses between 2008 and 2010 as a result of disruptions in the real estate and capital markets, and the resulting high volatility of real estate values, which was largely based on independent third party valuation reports obtained. Since 2011, we have witnessed a stabilizing trend in real estate market values and, in certain circumstances, improvement in certain markets. As a result, in more recent periods and during the years ended December 31, 2016 and 2015, we reduced the extent to which we utilized independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. While we continue to utilize third party valuations for selected assets on a periodic basis as circumstances warrant, we rely primarily on our outside asset management consultants and internal staff to gather available market participant data from independent sources to establish assumptions used to derive fair value of the collateral supporting our loans and real estate owned for a majority of our loan and REO assets.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are based on assumptions that we believe market participants for those assets would also use. During the years ended December 31, 2016 and 2015, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis included a consideration of management’s pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2016 and 2015:

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

3.
During various quarterly periods during the years ended December 31, 2016 and 2015, we engaged third-party valuation specialists on a periodic basis to provide complete valuations for certain selected loans and/or REO assets. Assets selected for independent valuation generally consisted of larger assets, those for which foreclosure is impending or was recently completed, and assets whose value might be impaired based on recent market participant activity or other value indicators. For REO assets recently acquired via purchase, we consider our cost basis as well as available external market participant to evaluate the fair value of such assets.

4.
For the years ended December 31, 2016 and 2015, given the lack of significant change in overall general market conditions, we performed an internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the property, our direct knowledge of local market activity affecting the property, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

5.
In addition, for properties for which we or our borrower has received a bona fide written third-party offer or entered into a purchase and sale agreement to buy our loan or REO asset, we generally utilized the offer or agreement amount in those cases where that amount falls outside our current valuation conclusion. Such offers or agreements are only considered if we deem them to be valid, reasonable and negotiable, and we believe the counter-party has the financial wherewithal to execute the transaction.

Following is a table summarizing the methods used by management in estimating fair value as of December 31, 2016 and 2015:

	December 31, 2016
	% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Other REO
Basis for Valuation	#	Percent	#	Percent	#	Percent
Third party valuations	—	—%	—	—%	—	—%
Third party offers	—	—%	4	56%	1	10%
Management analysis	3	100%	6	44%	6	90%
Total portfolio	3	100%	10	100%	7	100%

	December 31, 2015
	% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Other REO
Basis for Valuation	#	Percent	#	Percent	#	Percent
Third party valuations	—	—%	—	—%	4	48%
Third party offers	—	—%	1	23%	—	—%
Management analysis	6	100%	7	77%	10	52%
Total portfolio	6	100%	8	100%	14	100%

As of December 31, 2016 and 2015, the highest and best use for the majority of our real estate collateral, REO held for sale and Other REO was deemed to be held for investment and/or future development, rather than being subject to immediate development. A summary of the valuation approaches taken and key assumptions that we utilized to derive fair value, is as follows:

	December 31, 2016
	% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Other REO
Valuation Methodology	#	% of Carrying Value	#	% of Carrying Value	#	% of Carrying Value
Comparable sales (as-is)	3	100%	6	44%	6	90%
Development approach	—	—%	—	—%	—	—%
Income capitalization approach	—	—%	—	—%	—	—
Third party offers	—	—%	4	56%	1	10%
Total portfolio	3	100%	10	100%	7	100%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

	December 31, 2015
	% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Other REO
Valuation Methodology	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	6	100%	7	77%	14	100%
Development approach	—	—%	—	—%	—	—%
Income capitalization approach	—	—%	—	—	—	—
Third party offers	—	—%	1	23%	—	—%
Total portfolio	6	100%	8	100%	14	100%

•
For properties that included either unentitled or entitled raw land lacking any vertical or horizontal improvements, given the limited opportunities to exploit real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, we utilized a sales comparison approach using available data to determine fair value.

•
For properties containing partially or fully developed lots, the development approach is generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. There were no properties for which the development approach was utilized as of December 31, 2016 and 2015.

Selection of Single Best Estimate of Value

We have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management department for the underlying collateral of our loans and REO assets. The results of our valuation efforts generally provide a range of values for the collateral valued or REO assets rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants or executed purchase and sale agreements that may be outside of the range of values indicated by the report from the third-party valuation specialist. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs.

Valuation Conclusions

During the year ended December 31, 2016, we recorded a net provision for credit losses totaling $0.2 million. Of the $0.2 million total losses recorded, $(0.8) million consists of a non-cash provision for credit losses resulting from the valuation analysis performed on a non-mortgage receivable from a guarantor previously recorded, and $0.6 million resulted from the collection of cash and other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the year ended December 31, 2016.

During the year ended December 31, 2015, we recorded a net recovery of prior credit losses totaling $10.7 million. Of the $10.7 million total recoveries recorded, $0.3 million consists of non-cash recoveries of prior credit losses resulting from the valuation analysis on our loan portfolio, and related specifically to a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value, and $10.4 million resulted from the collection of cash and other assets from certain guarantors on certain legacy loans during the year ended December 31, 2015.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

In addition, during the years ended December 31, 2016 and 2015, we recorded impairment charges of $0.0 million and $3.7 million, respectively, relating to the further write-down of certain real estate owned. The impairment charges for 2015 related primarily to management’s decision to implement a more aggressive pricing strategy to sell REO and generate liquidity for the Company.

As of December 31, 2016, the valuation allowance totaled $12.7 million, representing 97.1% of the total outstanding loan principal and accrued interest balances. As of December 31, 2015, the valuation allowance totaled $12.9 million, representing 53.6% of the total outstanding loan principal and accrued interest balances. The increase in the valuation allowance in proportion to the total loan principal and accrued interest balance is attributed to the sale and payoff of certain remaining performing loans during the year ended December 31, 2016.

With the existing valuation allowance recorded as of December 31, 2016, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2016 and 2015 based on currently available data, we will continue to evaluate our loans and REO assets in fiscal 2017 and beyond to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the year ended December 31, 2016 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of December 31, 2016. A summary of our assets measured at fair value on a nonrecurring basis as of December 31, 2015 for which losses were recorded during the year ended December 31, 2015 follows (in thousands):

Description	December 31, 2015	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges during 2015
Mortgage Loans Held for Sale	$7,635	$—	$7,635	$430
REO Held for Sale	$2,894	$1,254	$1,640	$1,524
Other REO	$5,201	$—	$5,201	$1,722

Generally, all of our mortgage loans, REO held for sale, and other REO are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers or internal assessment for valuation purposes.

During the year ended December 31, 2016, we recorded $(0.8) million as an adjustment to losses due to an additional valuation allowance on an outstanding non-mortgage other note receivable. During the year ended December 31, 2015, we recorded $0.3 million in net recoveries of prior credit losses based on an asset sale above its prior carrying value.

During the year ended December 31, 2016, we did not recognize impairment on any of our REO assets. During the year ended December 31, 2015, we recorded impairment losses of $1.3 million for REO assets measured at fair value using Level 2 inputs based on third party offers received on certain assets that were below their related carrying values, and $2.4 million for REO assets measured at fair value using Level 3 inputs due to management’s decision to implement a more aggressive pricing strategy to sell REO and generate liquidity for the Company.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At December 31, 2016 and 2015, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	December 31,
	2016	2015
Note Payables, Net of Discount
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) one-month LIBOR plus 6.75%, actual interest of 7.40% and 7.25% at December 31, 2016 and 2015, respectively, matures February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company. This note payable was repaid in full subsequent to December 31, 2016 upon sale of the underlying collateral.	$50,000	$50,000
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (5.5% at December 31, 2016 and 2015), matures December 31, 2019.	5,940	5,940
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $2.1 million and $2.8 million at December 31, 2016 and 2015, respectively, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019.	8,106	7,385
$5.4 million note payable to a bank secured by a mortgage receivable totaling $7.2 million at December 31, 2015, monthly interest only payments based on annual interest rate of 4.5%, scheduled maturity on April 30, 2016. Repaid in full in February 2016.	—	5,400
Notes Payable and Special Assessment Obligations, Assets Held for Sale
$24.0 million construction note payable to a bank dated October 2014 for the construction of Gabella, secured by real property and improvements, bore annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.36% at December 31, 2015). This note payable was repaid in full in December 2016 upon sale of the underlying collateral.	—	16,861
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, maturing various dates through April 30, 2030.	3,067	3,207
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022.	514	927
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, scheduled maturity of December 31, 2016. Balance was forgiven in September 2016 upon achievement of development objectives. Reported as Notes Payable, Net at December 31, 2015.	—	762
Note Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a director and shareholder at that time dated December 31, 2014, bears interest at 16% per annum, all amounts due and payable upon maturity, original maturity of April 24, 2015 extended to December 22, 2016. This note was repaid in full in December 2016.	—	5,000
Total debt, notes payable and special assessment obligations	67,627	95,482
Deferred financing costs, net	(447)	(1,365)
Total debt, notes payable and special assessment obligations, net	$67,180	$94,117
 Interest expense for years ended December 31, 2016 and 2015 was $9.5 million and $10.7 million, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Senior Indebtedness

During the year ended December 31, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) to borrow for a total of $78.8 million. The proceeds of the Calmwater refinancing were used to fully satisfy the remaining balance of our senior indebtedness and a $24.8 million loan previously secured by our Sedona assets, as well as to provide us with additional working capital for certain development activities and operational costs. These loans are generally referred to as: (1) the Sedona Loan; (2) Asset Loan 1; and (3) Asset Loan 2.
The general terms of the respective loans are as follows:

•
The Sedona Loan was a $50.0 million non-recourse loan secured by first liens on the Company’s Sedona properties and contained customary affirmative and negative covenants, including covenants relating to minimum liquidity, a minimum debt service coverage ratio (“DSCR”) and minimum net operating income (“NOI”). During the third quarter of 2016, we sought and obtained an amendment to the minimum liquidity covenant to temporarily reduce the requirement to $3.0 million through December 31, 2016. Also, during the first quarter of 2016, the hotels did not meet the DSCR and NOI requirements, for which the lender provided a one-time forbearance through June 30, 2016. The hotels met the DSCR and NOI requirements during the second, third, and fourth quarterly reporting periods. As described in Note 15, the Sedona Loan was repaid in full subsequent to December 31, 2016 upon sale of the underlying collateral.

•
Asset Loan 1 was a $24.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. The loan required interest only payments beginning on March 1, 2015 and bore annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. The loan had a maturity date of February 1, 2017 and was repaid in full during the fourth quarter of 2016.

•
Asset Loan 2 was a $4.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. The loan required interest only payments beginning on March 1, 2015 and bore annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. The loan had a maturity date of February 1, 2017 and was repaid in full during the fourth quarter of 2016.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a balance of $2.1 million at December 31, 2016. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the years ended December 31, 2016 and 2015 totaled $0.7 million and $0.6 million, respectively. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Subject to certain minimum cash and profitability conditions, the Company may be required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018.

Gabella Construction Loan
In October 2014, IMH Gabella secured a $24.0 million (the “Construction Loan”) in connection with the Gabella development from Bank of the Ozarks (“Ozarks”). IMH Gabella made total construction draws totaling $22.1 million over the term of the Construction Loan. The Construction Loan was secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. The Construction Loan bore annual interest at the greater of (i) three-month LIBOR plus 375 basis points or (ii) 4.25%. Interest only payments on the

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

outstanding principal commenced on November 1, 2014, and monthly payments of principal and interest commenced on November 1, 2016. The loan was scheduled to mature on October 20, 2017, however the loan was repaid in full in December 2016 upon sale of the underlying loan collateral. The Construction Loan required a minimum net worth of the Company of no less than $50.0 million.  For purposes of this requirement, the lender agreed to include the carrying value of our redeemable convertible preferred stock as part of shareholders’ equity. The Construction Loan was subject to a completion and repayment carve-out guarantee by the Company and required that the Company maintain a minimum liquidity balance of $7.5 million, commencing on the initial construction draw in April 2015. In November 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events, after which time the original liquidity requirement was placed back in effect. At various times during 2016, we fell below the $7.5 million liquidity requirement, resulting in a default under the terms of our guaranty. The lender did not take any enforcement action with respect to this default. These compliance requirements were eliminated upon repayment of the loan in December 2016.

Special Assessment Obligations
As of December 31, 2016 and 2015, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $3.6 million and $4.1 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.1 million and $3.2 million as of December 31, 2016 and 2015, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.3 million at December 31, 2016. During each of the years ended December 31, 2016 and 2015, we made principal payments totaling $0.1 million.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.5 million and $0.9 million as of December 31, 2016 and 2015, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and secured by certain real estate classified as REO held for sale consisting of 5.2 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $1.8 million at December 31, 2016. During the years ended December 31, 2016 and 2015, we made principal repayments on these special assessment obligations totaling $0.2 million and $0.7 million, respectively. In connection with our sale of the underlying properties in November 2016, the transferred responsibility for paying the outstanding balance of these special assessment obligations (totaling $0.3 million) to the buyer.

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

Development Assistance Note Payable

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the EDA, which were subsequently assigned to IMH Gabella. Under the terms of the business subsidy agreement, the EDA agreed to advance to IMH Gabella up to $1.1 million as a loan. The total amount advanced under the EDA loan agreement was $0.8 million. In no event was the EDA loan to exceed the amount received from Dakota County, Minnesota, for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011. The special assessment taxes and related statutory penalties and interest were fully repaid as of December 31, 2015. The EDA loan bore interest at the rate of 6.0% per annum which accrued until the loan was paid in full or otherwise forgiven by the EDA. During the year ended December 31, 2016, IMH Gabella met its performance obligation to complete the Gabella project and received a certificate of occupancy for the project. Accordingly, during the third quarter of 2016, the EDA forgave the $0.8 million loan balance and related accrued interest of $0.1 million. The loan forgiveness was treated as a reduction to the Gabella asset cost basis due to the nature and intent of the funding under this loan.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

IMH Gabella was not permitted to sell, transfer or otherwise convey all or part of the property covered by the business subsidy agreement for a period of five years following completion of the Gabella property without the prior written consent of the EDA and the purchaser assumption of IMH Gabella’s obligations under the business subsidy agreement. In 2016, IMH Gabella received the EDA’s consent to sell Gabella, provided that the buyer assume IMH Gabella’s obligations under the business subsidy agreement (which the buyer did), and the property was sold in December 2016.

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable and was guaranteed by the Company. The BOC Facility bore interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) plus 1.25%, or (ii) 4.5%, and was scheduled to mature on April 30, 2016. The BOC Facility was repaid in full during the first quarter of 2016 upon collection of the mortgage receivable that served as collateral for that loan.

In addition, during the fourth quarter of 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests that had been foreclosed upon by the prior lien holder/ seller. The purchase price for that real estate was $6.8 million, for which the seller provided seller-financing of $5.9 million. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2% through December 31, 2017, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019. The note may be prepaid in whole or in part without penalty.

Note Payable to Related Party

On December 31, 2014, the Company borrowed $5.0 million from SRE Monarch Lending, LLC (“SRE Monarch”) pursuant to an unsecured non-revolving credit facility (“SRE Note”). The Company used the proceeds from this loan to fund a scheduled payment under the Company’s then-senior indebtedness. SRE Monarch is a related party of Seth Singerman, then one of the Company’s directors and an affiliate of one of our preferred equity holders at that time. The SRE Note bore interest at a per annum base rate of 16%.

The SRE Note was originally scheduled to mature on April 24, 2015. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to December 22, 2016. The Company paid all accrued interest at the date of each amendment, and paid various extension fees totaling $0.4 million during each of the years ended December 31, 2016 and 2015, which fees were amortized over the loan term. The SRE Note was repaid in full in December 2016.

Revolving Line of Credit with Related Party

In March 2016, a subsidiary of the Company executed an agreement with SRE Monarch for a $4.0 million secured revolving line of credit facility (“SRE Revolver”). The SRE Revolver bore interest at a per annum base rate of 5% and was to mature on the earliest to occur of: 1) December 22, 2016 (after entering into a series of loan amendments extending this date); 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella. The SRE Revolver is secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million as of December 31, 2016, and is guaranteed by the Company. The full amount of the SRE Revolver was drawn during 2016. For the year ended December 30, 2016, we incurred total fees of $0.5 million in connection with the SRE Revolver, which were amortized to interest expense using the effective interest method over the term of the line of credit. In December 2016, the Company paid all of the outstanding principal and unpaid accrued interest concurrent with the sale of Gabella.

Under terms of the SRE Revolver, the Company is obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds upon sale of the land that serves as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"). In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. In the first quarter of 2017, we negotiated and paid SRE Monarch $0.2 million to settle this obligation.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of December 31, 2016 (in thousands):

Year	Amount
2017	$249
2018(1)	50,255
2019	14,310
2020	267
2021	278
Thereafter	2,268
Total	$67,627
(1): Schedule has been revised for certain contractual maturities to reflect the early payment of the loan related to the sale of the Sedona Assets subsequent to year end. See Note 15 for further discussion.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the years ended December 31, 2016 and 2015, the Company’s reportable segments are based on the services offered by the Company and management’s intent for such assets, which include the following:

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing the sale of such assets. This segment reflects the carrying costs of these assets and other related expenses as well as the carrying value of those assets and related finance and operating obligations.

Prior to June 30, 2016, the Company reported amounts for the commercial and residential real estate leasing operations in a separate segment “Commercial and Residential Real Estate Leasing Operations”. Commencing in the quarter ended June 30, 2016, the amounts and results of the previously reported Commercial and Residential Real Estate Leasing Operations segment were combined with the Mortgage and REO - Legacy Portfolio and Other Operations segment. All prior periods have been restated in the following segment tables and discussion to correspond to this segment reclassification. This reclassification aligns the Company’s reportable segments with the overall strategy of the Company since the assets in the Commercial and Residential Real Estate Leasing Operations segment were classified as REO held for sale once it was economically feasible to dispose of such assets, as the Company did not intend to operate the assets on a long-term basis.

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

Corporate and Other — Consists of our centralized general and administrative and corporate treasury and deposit gathering activities, and interest expense associated with non-property specific debt issuances. This segment also includes reclassifications and eliminations among the reportable operating segments, if any. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

The information presented in our reportable segments tables that follow are based in part on internal allocations which involve management judgment. Substantially all revenues recorded are from external customers. There is no material intersegment activity.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

Consolidated financial information for our reportable operating segments as of and for the years ended December 31, 2016 and 2015 is summarized as follows (in thousands):

	As of December 31,
Balance Sheet Items	2016	2015
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$41,071	$87,107
Hospitality and Entertainment Operations	96,204	93,883
Corporate and Other	8,991	4,826
Consolidated Total	$146,266	$185,816
Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$9,521	$32,630
Hospitality and Entertainment Operations	50,710	50,302
Corporate and Other	8,106	12,360
Consolidated Total	$68,337	$95,292
Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$1,815	$5,323
Hospitality and Entertainment Operations	4,934	4,468
Corporate and Other	2,363	2,920
Consolidated Total	$9,112	$12,711

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2016
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$1,954	$30,994	$—	$32,948
Investment and other income	368	8	23	399
Mortgage loan income, net	340	—	—	340
Total Revenue	2,662	31,002	23	33,687
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	343	11,468	—	11,811
Cost of sales	—	3,464	—	3,464
Property taxes	100	287	—	387
Management fees	—	1,336	—	1,336
Other departmental and general and administrative costs	—	5,230	—	5,230
Other costs	730	3,018	—	3,748
Operating Property Direct Expenses (exclusive of interest and depreciation)	1,173	24,803	—	25,976
Expenses for Non-Operating Real Estate Owned:
Property taxes	334	—	—	334
Other costs	42	—	—	42
Expenses for Non-Operating Real Estate Owned	376	—	—	376
Professional Fees:
Financial reporting - audit, legal and tax	5	—	899	904
Other legal	2,643	—	81	2,724
Asset management	58	—	22	80
Other costs	14	—	642	656
Professional Fees	2,720	—	1,644	4,364
General and Administrative Expenses:
Payroll related expenses	—	—	5,054	5,054
Insurance expense	119	—	989	1,108
Rent	—	—	210	210
Other general and administrative costs	56	—	1,218	1,274
General and Administrative Expense	175	—	7,471	7,646

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2016
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Other Expenses:
Interest Expense	2,916	4,227	2,389	9,532
Depreciation and Amortization Expense	506	3,337	197	4,040
Loss on Disposal of Assets, Net	(10,997)	—	—	(10,997)
Recovery of Credit Losses, Net	231	—	—	231
Impairment of Real Estate Owned	—	—	—	—
Earnings (Loss) in Unconsolidated Subsidiaries	236	—	—	236
Other Expenses	(7,108)	7,564	2,586	3,042
Total Expenses, net	(2,664)	32,367	11,701	41,404
Income (Loss) before Income Taxes	5,326	(1,365)	(11,678)	(7,717)
Provision for Income Taxes	—	—	—	—
Net Income (Loss)	5,326	(1,365)	(11,678)	(7,717)
Net Income Attributable to Non-Controlling Interest	117	—	—	117
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(2,146)	(2,146)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(2,505)	(2,505)
Net Income (Loss) Attributable to Common Shareholders	$5,443	$(1,365)	$(16,329)	$(12,251)

	Year Ended December 31, 2015
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$1,044	$27,597	$57	$28,698
Investment and other income	2,234	7	70	2,311
Mortgage loan income	1,435	—	46	1,481
Total Revenue	4,713	27,604	173	32,490

Expenses:
Operating Property Direct Expenses:
Payroll related expenses	129	10,606	—	10,735
Cost of sales	—	3,062	—	3,062
Property Taxes	196	287	—	483
Management Fees	44	1,635	—	1,679

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2015
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Other departmental and general and administrative costs	15	4,729	—	4,744
Other costs	696	2,608	—	3,304
Operating Property Expenses	1,080	22,927	—	24,007

Expenses for Non-Operating Real Estate Owned:
Property Taxes	616	—	—	616
Other costs	407	—	4	411
Expenses for Non-Operating Real Estate Owned	1,023	—	4	1,027

Professional Fees:
Financial Reporting - Audit, Legal and Tax	11	—	946	957
Other Legal	2,244	—	54	2,298
Asset Management	326	—	99	425
Other costs	—	—	715	715
Professional Fees	2,581	—	1,814	4,395

General and Administrative Expenses
Payroll related expenses	—	—	6,952	6,952
Insurance expense	68	—	995	1,063
Rent	—	—	210	210
Other general and administrative costs	196	—	1,509	1,705
General and Administrative Expense	264	—	9,666	9,930

Other Expenses:
Interest Expense	3,870	4,151	2,633	10,654
Debt Termination Charges	—	—	—	—
Depreciation & Amortization Expense	98	2,423	206	2,727
(Gain) Loss on Disposal of Assets	306	—	—	306
Settlement and Related Costs	—	—	—	—
(Recovery of) Provision for Credit Losses	(10,652)	—	—	(10,652)
Impairment of Real Estate Owned	3,676	—	—	3,676
Other Expenses	(2,702)	6,574	2,839	6,711

Total Expenses	2,246	29,501	14,323	46,070
Net income (loss) before Income Taxes	2,467	(1,897)	(14,150)	(13,580)
Provision for Income Taxes	—	—	163	163

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2015
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Net Income (Loss)	2,467	(1,897)	(14,313)	(13,743)
Net Income Attributable to Non-Controlling Interest	(715)	—	—	(715)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(2,140)	(2,140)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(2,309)	(2,309)
Net Income (Loss) Attributable to Common Shareholders	$1,752	$(1,897)	$(18,762)	$(18,907)

IMH FINANCIAL CORPORATION

NOTE 9 – PROPERTY AND EQUIPMENT

Our operating properties include land and certain depreciable assets such buildings, improvements, and furniture and equipment assets. A summary of these assets, at cost less accumulated depreciation and amortization, as of December 31, 2016 and 2015 follows (in thousands):

	December 31,
	2016	2015
Land	$41,200	$43,714
Building and improvements	41,379	49,683
Furniture, fixtures and equipment	14,871	12,494
Computer equipment	17	17
Landscaping	264	44
Construction in progress	—	16,759
Total	97,731	122,711
Less accumulated depreciation and amortization	(8,997)	(6,555)
Property and equipment, net	$88,734	$116,156

In addition to these assets, the Company owns other property and equipment related primarily to our corporate activities, which consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Furniture and equipment	$1,105	$1,086
Leasehold improvements	850	850
Computer and communication equipment	1,878	1,874
Other	28	28
Total	3,861	3,838
Less accumulated depreciation and amortization	(3,577)	(3,379)
Property and equipment, net	$284	$459

Depreciation and amortization on REO and corporate property and equipment is computed on a straight-line basis over the estimated useful life of the related assets, which range from 5 to 40 years. Depreciation and amortization expense recorded for our depreciable assets totaled $4.0 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASE COMMITMENTS

Capital Leases

We assumed certain capital lease obligations in connection with our acquisition of the Sedona hotel properties in 2013. The primary capital lease obligation was for of a 28-room hotel building located adjacent to, and operated in conjunction with, one of the Sedona hotels we own. The lease required monthly lease payments of $9,800 and expired in December 2040, which we believe is the estimated useful life of the property. Using an imputed annual rate of 9%, we recorded a capital lease obligation at the date of acquisition, which had an outstanding balance of $1.3 million at December 31, 2016. All other capital leases expired during 2016.

A summary of minimum lease payments required under our one capital leases as of December 31, 2016 follows (in thousands):

Years ending	Amount
2017	$118
2018	118
2019	118
2020	118
2021	118
Thereafter	2,237
Total payments	2,827
Less: interest portion (9%)	(1,670)
Capital lease obligations	$1,157

This lease and all obligations thereunder was assumed by the purchaser of our Sedona hotels in February 2017. See Note 15 for additional information.

Operating Leases

The Company is subject to an office lease for its corporate headquarters in Scottsdale, Arizona. This lease expires in September 2017. Additionally, we are obligated under various operating leases for certain office and other equipment, storage, parking, land, temporary housing and other leased space (some of which relate to the Sedona hotel operations) for periods ranging from month-to-month to five years, with renewal options available for certain leases at our option. As of December 31, 2016, future minimum lease payments required under these various lease agreements are as follows (in thousands):

Years ending	Amount
2017	$384
2018	315
2019	301
2020	303
2021	307
Thereafter	233
Total	$1,843

Rent expense was $0.2 million for each of the years ended December 31, 2016 and 2015, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Subsequent to December 31, 2016, the Company executed an amendment to extend it office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.3 million over the five year term, net of certain concessions granted. The lease commitment is reflected in the above schedule.

IMH FINANCIAL CORPORATION

NOTE 11 — INCOME TAXES

The Company recorded no tax benefit or expense during the year ended December 31, 2016. During the year ended December 31, 2015, the Company incurred tax expense of $0.2 million. A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate for the years ended December 31, 2016 and 2015, respectively, is as follows (amounts in thousands):

	2016		2015
	Amount	%	Amount	%
Computed Tax Benefit at Federal Statutory Rate of 35%	$(2,701)	35.0%	$(5,003)	35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(254)	3.3%	(475)	3.3%
Change in Valuation Allowance	2,846	(36.8)%	5,358	(37.5)%
Other Permanent Differences	109	(1.5)%	283	(1.9)%
Provision (Benefit) for Income Taxes	$—	—%	$163	(1.1)%

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2016 and 2015, respectively, were as follows (in thousands):

Deferred Tax Assets	2016	2015
Loss Carryforward	$160,673	$171,314
Allowance for Credit Loss	3,894	3,624
Impairment of Real Estate Owned	4,744	3,227
Reserve against Judgment	10,415	8,590
Capitalized Real Estate Costs	7,440	6,542
Accrued Expenses	476	379
Stock Based Compensation	725	504
Fixed Assets and Other	(1,837)	(415)
Total Deferred Tax Assets Before Valuation Allowance	186,530	193,765
Valuation Allowance	(186,530)	(193,765)
Total Deferred Tax Assets Net of Valuation Allowance	$—	$—

Upon the execution of the Conversion Transactions (which included a recapitalization of the Fund), we became a corporation and subject to Federal and state income tax. Under GAAP, a change in tax status from a non-taxable entity to a taxable entity requires recording deferred taxes as of the date of change in tax status. For tax purposes, the Conversion Transactions were a contribution of assets at historical tax basis for holders of the Fund that are subject to federal income tax and at fair market value for holders that are not subject to federal income tax.

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which are recorded on our books but deferred for tax reporting purposes. We had approximately $67.1 million of built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, and approximately $424.7 million of federal and $244.8 million of state net operating loss (“NOL”) carryforwards as of December 31, 2016, which will begin to expire in 2017. As of December 31, 2015, we had approximately $57.6 million of built-in unrealized tax losses and approximately $427.3 million of federal and $328.2 million of state NOL carryforwards, which began to expire in 2016. The decrease in our valuation allowance during the period ended December 31, 2016 was primarily a result the expiration of state net operating loss carryforwards during 2016.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INCOME TAXES - continued

We evaluated the deferred tax asset to determine if it was more likely than not that it would be realized and concluded that a valuation allowance was required for the net deferred tax assets. In making the determination of the amount of valuation allowance, we evaluated both positive and negative evidence including our recent historical financial performance, forecasts of our future income, tax planning strategies and assessments of the current and future economic and business conditions.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to an “ownership change” (as defined) that may have occurred or that could occur in the future, pursuant to Section 382 (“Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.
The Company completed a study during the year ended December 31, 2016 to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity associated with such a study. Based on the results of the 382 analysis, the Company believes it has not experienced an ownership change since its inception. If such an ownership change were to occur, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code. The annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could be subject to additional adjustments. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization. Due to the existence of the valuation allowance provided against our deferred tax assets, future changes in the Company’s unrecognized tax benefits would not impact its effective tax rate. Any carryforwards that might expire prior to utilization as a result of a limitation under Section 382 would be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company has not identified any uncertain tax positions and does not believe it will have any material changes in the next 12 months. Interest and penalties accrued, if any, relating to uncertain tax positions will be recognized as a component of the income tax provision. However, since there are no uncertain tax positions, we have not recorded any accrued interest or penalties.

The Company is subject to U.S. federal and state taxes in the normal course of business, and its income tax returns are subject to examination by the relevant tax authorities.  Tax years 2013-2015 are still open for examination by Federal tax authorities and tax years 2012-2015 are generally open for examination by state tax authorities.  The Company has not utilized net operating loss carryforwards which were generated in the tax years 2010-2012, so the statute of limitations for these years remains open for purposes of adjusting the amounts of the losses carried forward from those years.

IMH FINANCIAL CORPORATION

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2016 and 2015:

		December 31,
		2016	2015
	Authorized	Total Issued	Total Issued
Common Stock
Common Stock	150,208,500	728,259	343,117
Class B Common Stock:
Class B-1	4,023,400	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	3,811,342
Class B-3	8,165,700	7,735,169	7,735,169
Class B-4	781,644	627,579	627,579
Total Class B Common Stock	16,994,144	15,985,432	15,985,432
Class C Common Stock	15,803,212	838,448	838,448
Class D Common Stock	16,994,144	—	—
Total Common Stock	200,000,000	17,552,139	17,166,997
Preferred Stock	100,000,000	8,200,000	8,200,000
Total	300,000,000	25,752,139	25,366,997
Less: Treasury Stock		(1,629,818)	(1,629,818)
Total issued and outstanding		24,122,321	23,737,179

In addition, at December 31, 2016 and 2015, the Company had reserved 14.6 million shares and 14.5 million shares, respectively, of its authorized but unissued common stock for possible future issuance in connection with the following:

	2016	2015
Exercise and future grants of stock options	2,700,000	2,700,000
Exercise of stock warrants	2,000,000	2,000,000
Conversion of preferred stock	8,200,000	8,200,000
Approved but unissued restricted common stock	1,675,126	1,565,000
Total	14,575,126	14,465,000

Common Stock

Common Stock includes restricted and unrestricted common stock. Upon liquidation, our assets are distributed on a pro rata basis, after payment in full of any liabilities and amounts due to our creditors and preferred stockholders.

Restricted Common Stock
During the year ended December 31, 2016, the Company authorized the grant of 86,207 shares of restricted Company common stock pursuant to restricted stock award agreements, although none of the shares were issued as of December 31, 2016.When issued, all of those shares are scheduled to vest upon the earlier of a) ratably over the three year period of the related employment contracts; b) a change in control; or c) termination without cause or death. The holders of the restricted shares will have the voting and dividend rights of common stockholders as of the award date.
In addition, the Company issued 46,512 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan, all of which vested in 2015. The fair value of the restricted stock, estimated at $1.72 per share based on a stock valuation obtained, was recorded as compensation expense ratably over the respective service periods.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

During the years ended December 31, 2016 and 2015, we recognized compensation expense totaling $0.8 million and $1.0 million, respectively, in connection with stock grants.
Subsequent to December 31, 2016, 388,333 shares of restricted stock became vested and were issued to the related grantees.

Class B, C, and D Common Stock

Holders of Class B, C, and D Common Stock generally have the same relative powers and preferences as the common stockholders, except for certain transfer restrictions, as follows:

•
Class B Common Stock - The Class B common stock, which was issued in exchange for membership units of the Fund, the stock of the Manager or membership units of Holdings, is held by a custodian and divided into four separate series of Class B common stock. The Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse upon, predetermined intervals of six, nine or 12 months following the earlier of (1) consummation of an initial public offering or (2) the 90th day following notice given by the board of directors not to pursue an initial public offering, in the case of each of the Class B-1, Class B-2 and Class B-3 common stock, respectively. If, at any time after the five-month anniversary of the consummation of an initial public offering, the closing price of the Company’s common stock is greater than 125% of the offering price in an initial public offering for 20 consecutive trading days, all shares of Class B-1, Class B-2 and Class B-3 common stock will be convertible into shares of our common stock and will not be subject to restrictions on transfer under the Company’s certificate of incorporation. Each share of Class B-4 common stock will be convertible to one share of Common Stock upon the four-year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if (1) any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of the Company’s common stock) or the Company’s book value will have exceeded $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or the Company’s securities after the Conversion Transactions), or (2) after entering into an employment agreement approved by the Company’s compensation committee, the holder of Class B common stock is terminated without cause, as this term is defined in their employment agreements as approved by the Company’s compensation committee. In addition, unless the Company has both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then, in the event of a liquidation of the Company, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed $730.4 million. All shares of Class B common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation. To provide additional incentive for holders of Class B common stock to remain longer-term investors, we agreed to pay, subject to the availability of legally distributable funds, a Special Dividend to Class B stockholders of $0.95 a share to all stockholders who have retained continuous ownership of their shares through the 12 month period following an initial public offering.

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

The Company issued a total of 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) to certain investor groups in exchange for $26.4 million (the “Preferred Investment”). The current holders of Series B Preferred Stock are collectively referred to herein as the “Series B Investors.” The issuance of the Series B Preferred Stock resulted from the following transactions:

•
On July 24, 2014, the Company entered into a Series B-2 Cumulative Convertible Preferred Stock Subscription Agreement (the “Subscription Agreement”) with SRE Monarch. Pursuant to the Subscription Agreement, SRE Monarch agreed to purchase 5,595,148 shares (the “SRE Series B-2 Shares”) of Series B-2 Cumulative Convertible Preferred Stock, $0.01 par value per share (the “Series B-2 Preferred Stock”, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), at a conversion price to common stock of $3.2171 per share, for a total purchase price of $18.0 million. Pursuant to the Series B-2 Purchase Agreement, SRE transferred all of its shares of Series B-2 Preferred Stock to JP Morgan Chase Funding, Inc. (“Chase Funding”).

•
On July 24, 2014, the “Juniper Entities” entered into a Series B-1 Cumulative Convertible Preferred Stock Exchange and Subscription Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company agreed to issue to the Juniper Entities 2,424,394 shares of the Company’s Series B-1 Preferred Stock in exchange for the Exchanged Shares. The Juniper Entities also purchased an additional 180,458 shares of Series B-1 Preferred Stock in consideration of cash payment of $0.6 million.

Except for certain voting and transfer rights , the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

The description below provides a summary of certain material terms of the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive additional dividends over the stated 8% dividend rate - see additional descriptions below. During year ended December 31, 2016 and 2015, we recorded Preferred Investment dividends of $2.1 million and $2.1 million, respectively, or $0.13 and $0.14 per preferred share, respectively and there were no arrearages at December 31, 2016.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B preferred stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the preferred stock. During year ended December 31, 2016 and 2015, we recorded amortization of the redemption premium of $2.5 million and $2.3 million, respectively, as deemed dividends to preferred shareholders.

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

•
Liquidation Preference. Upon a “deemed liquidation event” of the Company, before any payment or distribution is made to or set apart for the holders of any junior ranking securities, the holders of shares of Series B Preferred Stock will be entitled to receive a liquidation preference of 150% of the sum of original issue price plus all accrued and unpaid dividends, subject to other provisions.

•
Conversion. Each share of Series B Preferred Stock is convertible at any time by any holder thereof into a number of shares of Common Stock initially equal to the sum of the original price per share of Series B Preferred Stock plus all accrued and unpaid dividends, divided by the conversion price then in effect. The initial conversion price is equal to the original price per share of Series B Preferred Stock, subject to adjustment. However, all issued and outstanding shares of Series B Preferred Stock will automatically convert into shares of Common Stock at the conversion price then in effect upon the closing of a sale of shares of Common Stock at a price equal to or greater than 2.25 times the original price per share of the Series B Preferred Stock, subject to adjustment, in a firm commitment underwritten public offering and the listing of the Common Stock on a national securities exchange resulting in at least $75.0 million of gross proceeds. At December 31, 2016, the 8.2 million shares of Series B Preferred Stock are convertible into 8.2 million shares of Common Stock.

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

•
Required Liquidation. Under the Restated Certificate of Designation authorizing the Series B Preferred Stock (the “Restated Certificate of Designation”), if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2019, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company.

•
Other Restrictive Covenants. The Restated Certificate of Designation also contains certain restrictive covenants, which require the consent of a certain percentage of the holders of the Series B Preferred Stock as a condition to us taking certain actions, including without limitation the following: limit the amount of our operating expense or capital expenditure in

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

excess of budgeted amounts; sell, encumber or otherwise transfer certain assets, unless approved in our annual budget subject to certain exceptions; dissolve, liquidate or consolidate our business; enter into any agreement or plan of merger or consolidation; engage in any business activity not related to the ownership and operation of mortgage loans or real property; hire or terminate certain key personnel or consultants; bankruptcy of a subsidiary; default on debt over certain thresholds that entitle the creditor to accelerate repayment; judgments against the Company over $2.0 million that are not timely cured or appealed; failure to file timely with the SEC; or commencement of legal proceedings or investigations in conjunction with noncompliance with regulations. Under the Restated Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2016.  However, subsequent to December 31, 2016, we obtained a waiver of this breach from the Series B Investors.

On April 11, 2017, JPMorgan Chase Funding Inc., a Delaware corporation (“Chase Funding”), an affiliate of JPMorgan Chase & Co., purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch pursuant to a Preferred Stock Purchase Agreement among the Company, Chase Funding and SRE Monarch (“Series B-2 Purchase Agreement”). Pursuant to the Series B-2 Purchase Agreement, the Company paid SRE Monarch all accrued and unpaid dividends on the Series B Preferred Shares and $304,000 as an expense reimbursement. In connection with this transaction, the Company’s board of directors approved for filing with Secretary of State of the State of Delaware, an Amended and Restated Certificate of Designation of the Cumulative Convertible Series B-1 Preferred Stock and Cumulative Convertible Series B-2 Preferred Stock (“Restated Certificate of Designation”) pursuant to which Chase Funding replaced SRE Monarch as the holder of the Company’s Series B-2 Preferred Stock and, in general, succeeded to the rights of SRE Monarch thereunder. Concurrent with the execution of the Series B-2 Purchase Agreement, the Company, JCP Realty Partners, LLC, Juniper NVM, LLC, and Chase Funding entered into an Investment Agreement (“Series B Investment Agreement”) pursuant to which the Company made certain representations and covenants, including, but not limited to, a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), commonly referred to as the “Real Estate Exemption” and to remain eligible to rely on that exemption at all times thereafter. Furthermore, the Company may not take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of Chase Funding. In the event that the Company violates any of the above covenants, and that violation is not cured within 60 days of the violation, the holders of our Series B Preferred Stock have the right to demand that the Company purchase all of their Series B Preferred Shares at the Required Redemption Price as set forth in the Restated Certificate of Designation.

In connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement, on April 11, 2017, Seth Singerman resigned from his position as Series B-2 Director (as such term is defined in the Restated Certificate of Designation), which resignation was effective on that date. In accordance with the Restated Certificate of Designation, Chase Funding has the right to appoint a new Series B-2 Director to fill the vacancy created by Seth Singerman’s resignation.

Subject to prevailing market conditions and regulatory approvals, we ultimately intend to conduct an IPO of our common stock and we contemplate that the shares of the Company’s common stock will eventually become traded on a national stock exchange or automated quotation system (e.g., NASDAQ). However, we are unable to determine the timing of an IPO at this time and there is no assurance that we will conduct an IPO. We do not plan to list the shares of the Class B, Class C or Class D common stock on any securities exchange or include the shares of Class B, Class C or Class D common stock in any automated quotation system, and no trading market for the shares of such classes of common stock is expected to develop.

Treasury Stock

During years ended December 31, 2016 and 2015, we did not acquire or retire any treasury stock. Subsequent to December 31, 2016, we redeemed 196,278 shares of the common stock of the Company, which were part of an 850,000 restricted share grant awarded to the Company’s Chief Executive Officer pursuant to a restricted stock award agreement in 2015 (the “Award Agreement”). The shares were redeemed by the Company pursuant to an election made by the Chief Executive Officer under Section 83(b) of the Code and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award. The Company paid $0.3 million for the redeemed shares which equaled the fair value of such shares at the time of issuance.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Share-Based Compensation

During the year ended December 31, 2016, we issued options to employees under our Equity Incentive Plan for 324,500 shares of common stock subject to certain vesting and other conditions. Additionally, during the year ended December 31, 2016, the Company authorized the grant of 86,207 shares of restricted Company common stock under our Equity Incentive Plan, although such shares were not issued as of December 31, 2016. There were no employee options issued under our Equity Incentive Plan during the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, options for the exercise of 72,500 and 65,000 common shares for each period, respectively, were forfeited upon termination of certain employees.

During the year ended December 31, 2015, 250,000 shares of restricted stock were subject to accelerated vesting and issuance in connection with a severance agreement with our former Chief Financial Officer. The actual shares subject to accelerated vesting under this arrangement was reduced to 211,605 shares due to a tax election made by the grantee.

We account for the issuance of common stock, stock options and warrants in accordance with applicable accounting guidance. The compensation expense for such awards are determined based on the fair value of a share of the common stock, as determined by an independent consultant as our stock is not traded on an open exchange, and using valuation models and techniques, as appropriate. The options generally have a contractual term of ten years. Certain stock option grants vested ratably on the first, second and third anniversaries of the date of grant, while other stock options vested ratably on a monthly basis over three years from the date of grant. The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes valuation model. For employee options, we use the simplified method to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.

In order to estimate the fair value of the securities subject to these transactions pursuant to applicable accounting standards, we utilize information provided by an independent third-party valuation firm incorporating financial and other information, including prospective financial information, provided by us, as well as information obtained from various public, financial, and industry sources. Based on this analysis, management estimated the fair value of the equity securities issued or granted for the years ended December 31, 2016 and 2015 was $1.13 and $1.74 per share, respectively.

For stock options issued during the years ended December 31, 2016, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted which were as follows:

December 31, 2016
Expected stock price volatility	79%
Risk-free interest rate	2%
Expected life of options (years)	5
Expected dividend yield	—
Discount for lack of marketability	35%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

A summary of stock option and restricted stock activity as of and for the years ended December 31, 2016 and 2015, is presented below:

	Stock Options				Restricted Stock
	Shares	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)	Time-Based Restricted Shares
Outstanding at December 31, 2014	766,667	$9.43	6.7	$—	1,100,000
Granted	—	—	—	—	761,512
Exercised or vested	—	—	—	—	(296,512)
Forfeited or expired	(65,000)	—	—	—	—
Outstanding at December 31, 2015	701,667	6.21	3.8	—	1,565,000
Granted	324,500	—	—	—	86,207
Exercised or vested	—	—	—	—	(385,143)
Forfeited or expired	(87,500)	—	—	—	(76,608)
Outstanding at December 31, 2016	938,667	$6.10	3.1	$—	1,189,456
*Weighted-average

As of December 31, 2016, there were 770,667 fully vested stock options outstanding, 2,000,000 fully vested stock warrants outstanding and 1,947,719 restricted stock grants outstanding, of which 643,259 were vested. As of December 31, 2015, there were 701,667 options, all of which were vested. As of December 31, 2016, 1,929,333 options were available for future grants.

Net stock-based compensation expense relating to the stock-based awards was $0.8 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the years ended December 31, 2016 or 2015. As of December 31, 2016, there was $0.7 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 0.83 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations December 31, 2016 and 2015, (amounts in thousands, except for per share data):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

	For the Years Ended December 31,
	2016	2015
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss	$(7,717)	$(13,743)
Net income attributable to noncontrolling interest	117	(715)
Preferred dividends - cash and deemed	(4,651)	(4,449)
Net loss attributable to common shareholders	$(12,251)	$(18,907)
Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	15,916,325	15,328,546
Basic and diluted earnings per common share:
Net loss per share	$(0.48)	$(0.90)
Noncontrolling interest income per share	0.01	(0.05)
Preferred dividends per share	(0.29)	(0.29)
Net loss attributable to common shareholders per share	$(0.77)	$(1.23)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	For the Years Ended December 31,
	2016	2015
Options to purchase common stock	953,847	720,092
Restricted stock	898,314	1,454,272
Warrants to purchase common stock	2,000,000	2,000,000
Convertible preferred stock	8,200,000	8,200,000
Total	12,052,161	12,374,364

Dividends

During the years ended December 31, 2016 and 2015, we declared no common dividends. As described above, for each of the years ended December 31, 2016 and 2015, we recorded Preferred Investment cash dividends of $2.1 million. For the years ended December 31, 2016 and 2015, we recorded the amortization of the Preferred Investment redemption premium of $2.5 million and $2.3 million, respectively, as a deemed dividend. We have not established a minimum dividend level and we may not be able to make dividend payments in the future. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Under the Restated Certificate of Designation of Series B-1 and B-2 Cumulative Convertible Preferred Stock, all shares of capital stock of the Corporation must be junior in rank to all shares of Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon liquidation. In the event that any dividends are declared with respect to the voting Common Stock or any junior stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends are entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into Common Stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available therefor, on the payment date of the dividend established by the board of directors. The record date for any such Additional Dividends will be the record date for the applicable dividend, and any such Additional Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date. In the event we are obligated to pay a one-time special dividend on our Class B common stock, the holders of the Series B Preferred Stock as of the record date established by

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

the board of directors therefor will be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of Common Stock that it would hold if it had converted all of its shares of Series B Preferred Stock into Common Stock the same amount that is received by holders of Class B Common Stock with respect to each share of Class B Common Stock (in each case, with respect to the Common Stock and Class B Common Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B Dividends to be payable, out of funds legally available therefor, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”). The record date for any Special Preferred Class B Dividends will be the record date for the Special Dividend, and any such Special Preferred Class B Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date.

IMH FINANCIAL CORPORATION

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Development Services Agreements

As described in Note 5, we were party to a development services agreement with Titan to manage the development of the Apple Valley Project. Under the terms of the development services agreement, Titan was entitled to receive pre-development services fees not to exceed $0.2 million, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis of $3.0 million, as well a post-development services fee. The development services agreement was amended in 2014 to provide Titan with an additional $160,000 of predevelopment fees to be paid resulting from the extended time frame of development of the project. The post development services fee consisted of a profit participation upon sale of the Apple Valley Project of 10% of the profit, based on the project’s completion timeline, budget and sale price. The agreement is in effect until the fifth anniversary of substantial completion of the project, as defined. If we elect not to proceed with any one of three phases of the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with a 30 day notice, subject to full payment of the predevelopment services fee, a $0.5 million breakage fee for each phase canceled, and any budgeted and approved costs incurred. We elected not to proceed with development of the second phase (“Galante”) or the third phase (“Phase 3”). During 2016, we negotiated a reduction of the breakage fee for Phase 3 from $0.5 million to $0.25 million upon sale of related parcels.

During the years ended December 31, 2016 and 2015, we paid Titan $0.3 million and $0.5 million, respectively, of the predevelopment fees due under these arrangements. Such costs were capitalized into the basis of the property. In November 2016, we sold Galante and paid Titan $0.5 million for the related breakage fee. The breakage fee was treated as a cost of sale. Also, Titan was distributed $0.6 million in profit participation relating to the sale of Gabella during the year ended December 31, 2016.

Guarantor Recovery

We have pursued and periodically receive favorable judgments against guarantors in connection with their personal guarantees of certain legacy loans on which we previously foreclosed. Similarly, we have filed claims against certain insurance providers or other parties for reimbursement of amounts due under such policies. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amounts or amounts collectible under insurance claims, we do not record recoveries for any amounts due under such judgments or claims, except to the extent we have received assets without contingencies. Nevertheless, these matters may be subject to appeal.

During the years ended December 31, 2016 and 2015, we received cash and/or other assets in connection with such judgments or insurance recoveries. During the year ended December 31, 2016, we recorded recoveries of $0.6 million from guarantor settlements, insurance recoveries and other settlements. During the year ended December 31, 2015, we recorded guarantor recoveries of $10.7 million relating to cash and the assignment of certain real estate assets and equity interests in certain limited partnerships and limited liability companies with various real estate holdings as described in Notes 4 and 5. Based on the fair value of such assets, we recorded recovery income to the extent the collective fair value of such interests exceeded the outstanding principal and interest on advances we have made in connection with these collections efforts.

We continue to pursue, investigate and evaluate the assets available of guarantors to collect all amounts due under judgments received in our favor. However, to the extent that such amounts are not determinable, they have not been recognized as recovery income in the accompanying consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the years ended December 31, 2016 and 2015, the Company’s matching contributions was $0.1 million.

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
Partnership Claims
In May 2015, Justin Ranch 123 LLP (“Justin 123”), an Arizona limited liability partnership for which a wholly-owned subsidy of the Company serves as general partner, sold certain real estate assets in an arms-length transaction approved by a court-appointed receiver. During the first quarter of 2016, a limited partner of Justin 123 filed a complaint in United States District Court for Arizona against the Company, certain of our subsidiaries, our CEO in his individual capacity, and the court-appointed receiver, alleging that the defendants were in violation of their fiduciary duties to the limited partner. Subsequently, the complaint was amended to dismiss without prejudice all claims against the receiver and our CEO. The plaintiff is seeking an unspecified amount of consequential damages and losses, and removal of the Company’s subsidiary as general partner. Management believes the plaintiff’s claims are without merit and intends to vigorously defend against this claim.
In August 2016, a limited liability company member of Carinos Properties, LLC and Unit 6 Partners, LLC, filed a complaint in the United States District Court for the District of Arizona alleging the Company breached its fiduciary duty to plaintiff under ERISA with respect to certain property we own in New Mexico. Damages were not specified. Management believes plaintiff’s claim are without merit and intends to vigorously defend against this claim.
Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case that is in the Arizona District Court. The case arose from claims by another creditor of the Justin 123 receivership discussed above, alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit seeks damages totaling $0.3 million, plus attorney fees and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined; however, an accrual of $0.3 million is reflected in the financial statements. The Company believes that any liability it may ultimately incur would not have a material adverse effect on its financial condition or its result of operations.
Contractor Arbitration
During the year ended December 31, 2016, a subsidiary of the Company received notice of a Notice and Claim of Mechanic’s and Materialmen’s Lien against the L’Auberge de Sedona property in the amount of approximately $0.4 million in connection with a construction contract between the general contractor and that subsidiary. The claim is subject to binding arbitration, which is scheduled to occur in April 2017. An amount equal to 150% of the claim amount has been fully reserved in a third party escrow, pending resolution of the arbitration.
Other
We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Financial Institutions (Banking), and the SEC. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

IMH FINANCIAL CORPORATION

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Notes Payable to Related Parties

As described further in Note 7, the Company borrowed $5.0 million from SRE Monarch pursuant to the SRE Note. SRE Monarch is a related party of Seth Singerman, then one of the Company’s directors and an affiliate of one of our preferred equity holders at that time. The SRE Note bore interest at a per annum base rate of 16%. During the years ended December 31, 2016 and 2015, we incurred contractual interest totaling $0.8 million for each year.

While the SRE Note was originally scheduled to mature on April 24, 2015, the Company entered into a series of amendments to extend the maturity date to December 22, 2016, paying all accrued interest at the date of each amendment, as well as various extension fees totaling $0.4 million during each of the years ended December 31, 2016 and 2015, which fees were amortized to interest expense over the loan term. The SRE Note was repaid in full in December 2016.

Revolving Line of Credit with Related Party

As described further in Note 7, a subsidiary of the Company executed and drew upon the SRE Revolver with SRE Monarch in the amount of $4.0 million. The SRE Revolver bore interest at a per annum base rate of 5%. During the year ended December 31, 2016, we incurred contractual interest totaling $0.1 million.

While the SRE Revolver was originally scheduled to mature on June 23, 2016, the subsidiary of the Company entered into a series of amendments to extend the revolver’s maturity date to December 22, 2016, paying all accrued interest at the date of each amendment, as well as various advance and extension fees totaling $0.4 million during the year ended December 31, 2016. The SRE Revolver was repaid in full in December 2016.

While we repaid the SRE Revolver principal in December 2016, we remain obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds upon sale of the land that serves as collateral under the SRE Revolver prior to Facility Exit Date. In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. In the first quarter of 2017, we negotiated and paid SRE Monarch $0.2 million to settle this obligation.

Mortgage Note Sales to Related Parties

As described in Note 3, during the year ended the December 31, 2015, the Company sold a mortgage note in the amount of $11.0 million to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors and preferred shareholders at that time. The note was sold at par value, and therefore, the sale had no impact on the profit or loss of the Company.

Contractual Agreements

CEO Employment Agreement

Under the terms of the employment agreement with the Company’s Chief Executive Officer (“CEO”), the CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. The CEO earned legacy fees of $35,000 and $0.1 million during the years ended December 31, 2016 and 2015, respectively.

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company entered into a consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital Partners, LLC (“Juniper Capital”) and one of the Series B Investors, pursuant to which JCP agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. The initial term of the Consulting Agreement is 3 years and is automatically renewable for an additional two years unless notice of termination is provided.

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

During the years ended December 31, 2016 and 2015, we incurred base consulting fees to JCP of $0.6 million for each year, and legacy fees of $0.1 million and $0.4 million, respectively, included in net gain on disposal of assets in the accompanying consolidated statement of operations.

SRE Fee Agreement

On July 24, 2014, the Company and SRE entered into a fee agreement (the “Fee Agreement”). Pursuant to the Fee Agreement, if the Company or any of its affiliates make or enter into any loan or investment in preferred equity or mezzanine securities and such loan or investment arose from an opportunity identified by SRE, the Company agrees to pay SRE: (i) a fee equal to 1.5% of the gross amount of any such loan or investment that has a scheduled maturity date of greater than two (2) years; and (ii) a fee equal to 1% of the gross amount of any such loan that has a scheduled maturity of two (2) years or less. The initial term of the agreement expires on the earlier of July 24, 2017, or the first day on which neither SRE nor any of its affiliates own or control, directly or indirectly, any shares of Series B-2 Preferred Stock, whether on account of redemption, conversion, or transfer of such shares (the “Initial Term”). Upon expiration of the Initial Term, provided that the Fee Agreement has not been terminated by the Company or SRE, the Fee Agreement will be automatically extended for successive two year terms (each, a “Renewal Term”), unless either the Company or SRE gives written notice of non-renewal at least 270 days prior to the expiration of the Initial Term or the applicable Renewal Term. The renewal provision was subsequently amended by an executed letter agreement which provides for a 30-day written notice of non-renewal. The Fee Agreement also provides for customary representations and warranties, and indemnification of SRE and its members, employees, representatives, and agents, including Seth Singerman, a former member of the Company’s board of directors.

On August 24, 2015, the Company and SRE entered into the First Amendment to Fee Agreement (the “First Amendment”) pursuant to which SRE agreed to provide consulting services in connection with certain assets obtained by the Company through the enforcement of the Company’s loan guarantee rights. SRE was paid $50,000 for these services during the year ended December 31, 2015. No fees to SRE under the Fee Agreement or the First Amendment were incurred during the year ended December 31, 2016. In April 2017, the parties terminated the Fee Agreement in connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement.

Investment in Lakeside JV

As described further in Note 5, during 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors by selling equity interest in LDV Holdings, of which $1.4 million was sold to various related parties, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal and other professional fees totaling $0.9 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively, to that law firm. The Company had outstanding payables to that law firm totaling $0.2 million and $0.2 million as of December 31, 2016 and 2015, respectively.

Notes Receivable from Partnerships

As described further in Note 5, during the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the unconsolidated partnerships to loan up to $0.7 million for the funding of various costs of such partnerships. As of December 31, 2016, the total principal advanced under these notes was $0.4 million. The promissory notes earn interest at rates ranging from 5.5% to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are secured by real estate owned by such partnerships.

IMH FINANCIAL CORPORATION
SCHEDULE II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2016 and 2015 (in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Transferred to Other Accounts (2)	Collected/ Recovered	Balance at End of Year
Mortgage Loan Portfolio:
Valuation Allowance-2015	$15,562	$(2,379)	(1)	$(291)	$—	$12,892
Valuation Allowance-2016	$12,892	$—		$(210)	—	$12,682

(1)	We revised our valuation allowance based on our evaluation of our mortgage loan portfolio for each of the years ended December 31, 2016 and 2015.

(2)
The amount listed in the column heading “Transferred to Other Accounts” represents net charge offs during the year, which were transferred to a real estate owned status at the date of foreclosure of the related loans or were recognized upon sale of the related loan.

NOTE 15 — SUBSEQUENT EVENTS

Sale of Operating Properties

On February 28, 2017, we sold our two hotel operating properties in Sedona in a combined cash transaction for $97.0 million resulting in a gain on sale of approximately $7.0 million (net of selling costs). In conjunction with the sale, the buyer engaged the Company to serve as property manager of the hotels for an initial term of five years, subject to standard industry terms. Other than in connection with carrying out our management responsibilities and our agreement to fund certain deferred maintenance items subsequent to closing, the Company has no continuing involvement in major decisions as it relates to the hotel’s continuing operations. In connection with the sale, the buyer assumed certain related capital and lease obligations. The hotel properties were not classified as held for sale in the accompanying consolidated financial statements since negotiations to sell the hotels did not commence until after the Company’s receipt of an unsolicited offer after December 31, 2016, and the Company had not committed to a plan to dispose of the hotels as of December 31, 2016. In connection with the sale of these properties, the Company is contractually required to pay legacy fees of $1.5 million, more fully disclosed in note 14.

Note Payable Repayments

In connection with the sale of the hotel properties described above, we repaid the $50.0 million mortgage loan secured by the hotel assets, at which time related certain reserve funds held by the lender were released to the Company

Purchase of Lakeside JV Manager Interest

As further described in Note 5, subsequent to December 31, 2016, the Company negotiated the purchase of PCD’s interest in Lakeside JV for $0.7 million and terminated PCD as the manager of Lakeside JV. Upon purchase of PCD’s interest, Lakeside JV became a consolidated entity of the Company in the first quarter of 2017.

Treasury Stock Purchase

Subsequent to December 31, 2016, we redeemed 196,278 shares of the common stock of the Company, which shares were part of an 850,000 restricted share grant awarded to the Company’s Chief Executive Officer pursuant to a restricted stock award agreement in 2015 (the “Award Agreement”). The shares were redeemed by the Company pursuant to an election made by the Chief Executive Officer under Section 83(b) of the Code and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award. The Company paid $0.3 million for the redeemed shares which equaled the fair value of such shares at the time of issuance.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SUBSEQUENT EVENTS - continued

Chief Financial Officer Employment Agreement

The Company entered into Executive Employment Agreement, dated April 11, 2017, with Samuel Montes (the “Montes Employment Agreement”) to serve as the Company’s Chief Financial Officer. Mr. Montes has served as the Company’s interim Chief Financial Officer (CFO) since April 8, 2016.

Under his employment agreement, Mr. Montes earns an annual base salary of $0.3 million and is also entitled to receive 11.5% of the Executive Bonus Pool as additional incentive-based compensation with a guaranteed minimum payment of $50,000 for fiscal 2016. The Montes Employment Agreement further provides for the grant of 50,000 shares of restricted Company common stock pursuant to a Restricted Stock Award Agreement issuable upon execution of the Montes Employment Agreement and an additional 50,000 shares issuable upon filing of the Company’s Form 10-K for the year ended December 31, 2016. The restricted shares vest ratably on each anniversary of the Montes Employment Agreement over a three year period beginning on April 1, 2017. Mr. Montes will also be eligible for future equity grants as may be approved by the board of directors.

If the Montes Employment Agreement is terminated by the Company without “Cause” or by Mr. Montes for “Good Reason,” as those terms are defined in the Montes Employment Agreement, Mr. Montes will be entitled to receive a severance payment equal to 50% of the annual base salary payable in equal installments over a six month period plus the accrued but unpaid portion of Mr. Montes’ 11.5% interest in the Executive Bonus Pool. Additionally, all unvested stock grants and/or other equity grants shall vest upon such termination without cause.

The Montes Employment Agreement imposes various restrictive covenants on Mr. Montes, including restrictions with regards to the solicitation of Company clients, customers, vendors and employees, as well as restrictions on Mr. Montes’ ability to compete with the Company both during the term of the agreement and for 12 months after the termination of his employment. During the years ended December 31, 2016, Mr. Montes earned a base salary of $0.2 million, a performance bonus of $40,000 in his capacity as Senior Vice President of Finance, and $20,000 for a portion of his 2016 guaranteed bonus in his capacity as CFO.

Extension of Office Lease

Subsequent to December 31, 2016, the Company executed an amendment to extend it office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.3 million over the five year term, net of certain concessions granted.

Preferred Stock Purchase

As more fully described in Notes 12 and 14, subsequent to December 31, 2016, Chase Funding purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch pursuant to a Preferred Stock Purchase Agreement among the Company, Chase Funding and SRE Monarch. In connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement, on April 11, 2017, Seth Singerman resigned from his position as Series B-2 Director.