Form 10-K/A
period 2016-12-31
IMH Financial Corp
filed 2017-05-04
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 is being filed solely for the purpose of attaching the Company’s Amended and Restated Certificate of Designation of the Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock as an exhibit, which was inadvertently omitted from the initial filing, and to delete a footnote in Item 15 and on the Exhibit List referencing a document no longer included as an exhibit. Except for these corrections, there have been no changes in any of the financial or other information contained in the Company’s 10-K annual report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

The financial statements of IMH Financial Corporation, the report of its independent registered public accounting firm, and Schedule II – Valuation and Qualifying Accounts are incorporated by reference under Item 8 of this Form 10-K/A.  All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements or notes thereto.

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

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

3.3*	Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock.

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

(10.6100)
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

(10.9100)	IMH Financial Corporation Annual Incentive Plan (filed as an Exhibit to the Current Report on Form 8-K on November 17, 2014 and incorporated herein by reference).

(10.10100)	2014 IMH Financial Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

(10.11100)
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

Date:	May 3, 2017	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
Samuel J. Montes
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document

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

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

3.3*	Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock.

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

(10.6100)
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

(10.9100)	IMH Financial Corporation Annual Incentive Plan (filed as an Exhibit to the Current Report on Form 8-K on November 17, 2014 and incorporated herein by reference).

(10.10100)	2014 IMH Financial Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

(10.11100)
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