Form 10-Q
period 2017-03-31
IMH Financial Corp
filed 2017-05-12
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

The registrant had 966,289 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 24,360,351 outstanding common shares as of May 12, 2017.

IMH Financial Corporation
2017 Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Cash and Cash Equivalents	$48,235	$9,702
Funds Held by Lender and Restricted Cash	3,387	177
Mortgage Loans Held for Sale, Net	385	378
Real Estate Held for Sale	17,903	17,837
Other Real Estate Owned	19,694	15,501
Other Receivables	1,860	1,125
Investment in Unconsolidated Entities	3,180	6,522
Other Assets	426	628
Property and Equipment, Net	243	284
Assets of Discontinued Operations	1,487	94,112
Total Assets	$96,800	$146,266
Liabilities
Accounts Payable and Accrued Expenses	$3,038	$3,237
Accrued Property Taxes	187	219
Dividends Payable	528	539
Accrued Interest Payable	271	379
Customer Deposits and Funds Held for Others	3,723	264
Notes Payable, Net of Discount	14,140	14,046
Notes Payable and Special Assessment Obligations, Held for Sale	3,581	3,581
Liabilities of Discontinued Operations	1,175	55,184
Total Liabilities	26,643	77,449
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 shares outstanding; liquidation preference of $39,570	32,802	32,143

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 17,940,471 and 17,552,139 shares issued at March 31, 2017 and December 31, 2016; 16,114,376 and 15,922,321 shares outstanding at March 31, 2017 and December 31, 2016, respectively	179	176
Less: Treasury stock at cost, 1,826,096 and 1,629,818 shares at March 31, 2017 and December 31, 2016, respectively	(6,170)	(5,948)
Paid-in Capital	717,873	718,911
Accumulated Deficit	(676,754)	(678,778)
Total IMH Financial Corporation Stockholders’ Equity	35,128	34,361
Noncontrolling Interests	2,227	2,313
Total Stockholders’ Equity	37,355	36,674
Total Liabilities and Stockholders’ Equity	$96,800	$146,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Operating Property Revenue	$1,028	$1,206
Management Fees, Investment and Other Income	148	94
Mortgage Loan Income, Net	8	217
Total Revenue	1,184	1,517
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	819	872
Expenses for Non-Operating Real Estate Owned	166	158
Professional Fees	929	961
General and Administrative Expenses	1,745	1,915
Interest Expense	433	1,008
Depreciation and Amortization Expense	44	275
Total Operating Expenses	4,136	5,189
Recovery of Credit Losses, Gain on Disposal, and Equity Method Loss from Unconsolidated Entities
Gain on Disposal of Assets, Net	(32)	(248)
Recovery of Credit Losses, Net	(66)	—
Equity Method Loss from Unconsolidated Entities, Net	119	144
Total Recovery of Credit Losses, Gain on Disposal and Equity Method Loss from Unconsolidated Entities	21	(104)
Total Costs and Expenses	4,157	5,085
Loss from Continuing Operations, Before Provision for Income Taxes	(2,973)	(3,568)
Provision for Income Taxes	—	(2)
Loss from Continuing Operations, Net of Tax	(2,973)	(3,570)
Income (Loss) from Discontinued Operations, Net of Tax	4,976	(1,197)
Net Income (Loss)	2,003	(4,767)
Income Attributable to Noncontrolling Interest Loss Allocation	21	55
Cash Dividend on Redeemable Convertible Preferred Stock	(528)	(534)
Deemed Dividend on Redeemable Convertible Preferred Stock	(659)	(607)
Net Income (Loss) Attributable to Common Shareholders	$837	$(5,853)
Loss per Common Share
Basic and Diluted, Continuing Operations	$(0.26)	$(0.29)
Basic and Diluted, Discontinued Operations	$0.31	$(0.08)
Net Basic and Diluted, Earnings (Loss) Per Share	$0.05	$(0.37)
Basic and Diluted Weighted Average Common Shares Outstanding	16,089,283	15,897,938

 The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2017
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	17,552,139	$176	1,629,818	$(5,948)	$718,911	$(678,778)	$34,361	$2,313	$36,674
Net Income (Loss)	—	—	—	—	—	2,024	2,024	(21)	2,003
Decrease in Noncontrolling Interest due to Profit Participation	—	—	—	—	—	—	—	(65)	(65)
Dividends Declared on Redeemable Convertible Preferred Stock	—	—	—	—	(528)	—	(528)	—	(528)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(659)	—	(659)	—	(659)
Stock-Based Compensation	388,332	3	—	—	149	—	152	—	152
Treasury Stock	—	—	196,278	(222)	—	—	(222)	—	(222)
Balance at March 31, 2017	17,940,471	$179	1,826,096	$(6,170)	$717,873	$(676,754)	$35,128	$2,227	$37,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$2,003	$(4,767)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity Method Loss from Unconsolidated Entities	119	144
Stock-Based Compensation and Option Amortization	152	249
Stock-Based Compensation Related to Purchase of Treasury Stock	116	—
Gain on Disposal of Assets	(6,840)	(248)
Amortization of Deferred Financing Costs	447	279
Depreciation and Amortization Expense	322	1,042
Accretion of Discount on Notes Payable	194	169
Changes in operating assets and liabilities:
Accrued Interest Receivable	(7)	(11)
Other Receivables	(600)	(33)
Other Assets	(154)	2
Accrued Property Taxes	(161)	41
Accounts Payable and Accrued Expenses	(699)	(184)
Customer Deposits and Funds Held for Others	4,594	1,028
Accrued Interest Payable	(428)	97
Funds Held by Lender and Restricted Cash	(1,944)	761
Total adjustments, net	(4,889)	3,336
Net cash used in operating activities	(2,886)	(1,431)
INVESTING ACTIVITIES
Proceeds from Sale of Real Estate Owned and Operating Properties	91,648	1,634
Purchases of Property and Equipment for Real Estate Owned	(4)	—
Proceeds from Mortgage Note Receivable	—	7,632
Investment in Joint Venture	(839)	(99)
Investment in Real Estate Owned and Other Operating Properties	(856)	(5,369)
Funds Held by Lender and Restricted Cash	797	316
Net cash provided by investing activities	90,746	4,114
FINANCING ACTIVITIES
Proceeds from Notes Payable	—	1,645
Debt Issuance Costs Paid	(100)	(296)
Repayments of Notes Payable	(50,000)	(5,400)
Repayments of Capital Leases	(2)	(6)
Dividends Paid	(539)	(539)
Purchase of Treasury Stock	(338)	—
Distributions to Noncontrolling Interests	(8)	—
Net cash used in financing activities	(50,987)	(4,596)

	Three Months Ended March 31,
	2017	2016

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,873	(1,913)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,449	7,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	48,322	5,690
CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, END OF PERIOD	87	1,747
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, END OF PERIOD	$48,235	$3,943

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,284	$890
Cash paid for taxes	$5	$—
Non-Cash Investing and Financing Transactions:
Capital Expenditures in Accounts Payable and Accrued Expenses	$481	$4,065
Capital Lease and Other Liabilities Assumed by Buyer in Sale of Property	$4,132	$—
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

The accompanying unaudited, condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: 11333, Inc. (formerly known as Investors Mortgage Holdings, Inc.), an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability company (“Holdings”), and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase and/or for borrowing purposes, as well as its majority owned or controlled real estate entities and its interests in variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary. Holdings is a holding company for IMH Management Services, LLC, an Arizona limited liability company, which provides us and our affiliates with human resources and administrative services, including the supply of employees. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated.

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

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. While the Company intends to continue to remain active in the hospitality industry through continued management of the two hotels located in Sedona, Arizona (“Sedona hotels”), the pursuit of additional hotels to manage, and the active pursuit of hospitality acquisition opportunities, the Company determined that the disposal of the Sedona hotels is required to be treated as discontinued operations accounting presentation under GAAP. As such, the historical financial results of the Sedona hotels and the related income tax effects have been presented as discontinued operations for all periods presented of the disposal group and is reported in the balance sheet as assets of discontinued operations, liabilities of discontinued operations and net income (loss) of discontinued operations in the condensed consolidated statements of operations through the date of sale (February 28, 2017).

All significant intercompany accounts and transactions have been eliminated in consolidation.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Liquidity

As of March 31, 2017 our accumulated deficit aggregated $676.8 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets, and the high cost of our previous debt financing. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2016 which, along with proceeds from asset sales, have been our primary sources of working capital. During the three months ended March 31, 2017, we sold our Sedona hotels, generating net cash of $42.1 million after payment of expenses and related debt.

As of March 31, 2017, we had (i) cash and cash equivalents of $48.2 million and (ii) held for sale REO assets with a carrying value of $17.9 million. We continue to evaluate potential disposition strategies for our remaining real estate owned.

We require liquidity and capital resources for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, dividends to our preferred shareholders, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash, mortgage loan interest income from anticipated originations, revenues from remaining operating properties, revenues from management of the Sedona hotels, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. We believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will be sufficient to allow us to fund our operations for a period of at least one year from the date these condensed consolidated financial statements are issued.

While we have been successful in securing financing through March 31, 2017 to provide adequate funding for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

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

Comprehensive income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items during the three months ended March 31, 2017 and 2016. Accordingly, comprehensive income (loss) is equal to net income (loss) for those periods.

Funds Held by Lender and Restricted Cash

During three months ended March 31, 2017, the senior lender controlled reserve accounts held at December 31, 2016 were released to us upon sale of the underlying collateral. However, as an accommodation to the buyer of the hotels and in order to provide for a smooth transition, we established certain operating accounts, in our capacity as property manager, in our name for the benefit of the buyer until such time that new accounts could be established in the name of the buyer. Upon opening of the buyer’s new accounts, these temporary accounts will be closed. Since these accounts are legally in the name of the Company, we have presented the balances of these accounts, totaling $3.4 million at March 31, 2017, in restricted cash with an offsetting liability to funds held for others.

Mortgage Investment Revenue Recognition

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 360 or 365 day year, in accordance with the related mortgage loan terms. We do not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related fair value of the collateral is less than the total principal, accrued interest and related costs. We may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as we expect that income recognized in such cases is probable of collection. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy is to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest or more than 90 days past scheduled maturity, whichever comes first. Mortgage loans classified as held for sale are recorded on the lower carrying value or fair value less cost to sell.

Reclassifications

Certain reclassifications have been made to 2016 amounts to conform to the current year presentation. See “Note 8 – Segment Information” for additional information regarding these reclassifications. During the three months ended March 31, 2017, the Company entered into an agreement to sell the Sedona hotels to a third party, at which time such assets met the criteria for held for sale classification. Due to the material nature of the Sedona hotel operations, the disposition of this asset group was deemed to represent a strategic shift that will have a major effect on our current operations and financial results under GAAP. Accordingly, this also caused the reclassification of the respective assets, liabilities, revenues and expenses related to the Sedona hotels to be presented as Assets from discontinued operations and Liabilities from discontinued operations on the condensed consolidated balance sheets, and Income (Loss) from discontinued operations, net of tax on the condensed consolidated statement of operations, respectively. See Note 12 for a summary of discontinued operations.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the condensed consolidated financial statements.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This update applies to entities that enter into contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In 2015, the FASB voted to defer ASU 2014-09. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. We expect to adopt this guidance effective January 1, 2018 using the modified retrospective application. As a result of the sale of the Sedona hotels in February 2017, the Company no longer owns any assets giving rise to significant hospitality revenues. As such, unless we acquire other hotel assets, we do not expect to record direct revenues for hotel operations subsequent to the date of sale.  Simultaneously with the sale, the Company entered into a hotel management agreement with the buyer to manage the day-to-day operations of the hotels which will generate a new revenue source for the Company. The Company is in the initial stages of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements of operations resulting from this new revenue source.  We will continue our evaluation of the standards update through the date of adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

certain practical expedients available. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share Based Payment Accounting (“ASU 2016-09”), which affects entities that issue share based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share based payment award transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company elected to change our policy surrounding forfeitures, and beginning January 1, 2017, the Company no longer estimates the number of awards expected to be forfeited but rather accounts for them as they occur. The adoption of ASU 2016-09 has been evaluated and did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. We have not yet determined the impact the adoption of ASU 2017-01 will have on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE LOANS HELD FOR SALE

As of March 31, 2017 and December 31, 2016, the Company had three loans outstanding with an aggregate average principal and interest balance of $4.4 million. Of these three loans, we had one performing loan with an average outstanding principal and accrued interest balance of $0.4 million and bearing an interest rate of 11.0% and two non-performing loans which have been fully reserved and have a zero carrying value. During three months ended March 31, 2017 and 2016 we recorded mortgage interest income of $8.0 thousand and $0.2 million, respectively. As of March 31, 2017 and December 31, 2016, the valuation allowance was $12.7 million and represented 97.1% of the total outstanding loan principal and interest balances.

For the three months ended March 31, 2017, the Company did not originate any new loans or collect any mortgage loan principal payments. During the three months ended March 31, 2016, the Company received mortgage loan principal payoffs totaling $7.6 million.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

At March 31, 2017, we held total REO assets of $37.6 million, of which $17.9 million were held for sale, and $19.7 million were classified as other real estate owned. At December 31, 2016, we held total REO assets of $122.1 million, of which $17.8 million was held for sale, $88.7 million were held as operating properties (which have been reclassified as assets of discontinued operations on the accompanying condensed consolidated balance sheets), and $15.5 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of March 31, 2017 and December 31, 2016, respectively, by method of acquisition, is as follows (in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Real Estate Held for Sale	$17,717	$17,717	$983	$917	$(797)	$(797)	$17,903	$17,837
Discontinued Operations	—	83,652	—	14,078	—	(8,997)	—	88,734
Other Real Estate Owned	8,355	8,355	11,339	7,146	—	—	19,694	15,501
Total	$26,072	$109,724	$12,322	$22,141	$(797)	$(9,794)	$37,597	$122,072

Following is a roll-forward of REO activity from December 31, 2016 to March 31, 2017 (dollars in thousands):

	Operating Properties	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balances at December 31, 2016	$88,734	2	$17,837	10	$15,501	7	$122,072
Additions:
Capital Costs Additions	659	—	66	—	131	—	856
Purchase of Park City Development, LLC Interest in Lakeside JV	—	—	—	—	4,062	1	4,062
Transfer to held for sale	(89,115)	(2)	89,115	2	—	—	—
Reductions :
Cost of Properties Sold	—	—	(89,115)	(2)	—	—	(89,115)
Depreciation and Amortization	(278)	—	—	—	—	—	(278)
Balances at March 31, 2017	$—	—	$17,903	10	$19,694	8	$37,597

As discussed in Note 5, we acquired the remaining interest of Park City Development, LLC in Lakeside JV. Following the acquisition of that interest, we were deemed to control the entity and changed our accounting for the investment from an unconsolidated equity investment to a consolidated investment, at which time we recorded the related real estate, other assets and liabilities. During the three months ended March 31, 2017, the Company sold two REO assets for $94.0 million (net of selling costs) resulting in a total net gain on sale of $6.8 million, which is included as a component of discontinued operations in the unaudited condensed consolidated statement of operations. During the three months ended March 31, 2016, we sold two REO assets (or portions thereof) for $1.6 million (net of selling costs), resulting in a total net gain of $0.2 million.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, these costs and expenses were $4.5 million ($3.5 million of which is included in income from discontinued operations) and $5.8 million ($4.7 million of which is included in loss from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

Cash outlays for capitalized development costs totaled $0.9 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

Reclassification of Assets from Operating Properties to REO Held for Sale

In the first quarter of 2017, we reclassified our two Sedona hotel operating properties to REO held for sale as a result of management’s decision and actions to dispose of such assets. The properties were sold in February 2017.

As of December 31, 2016, the Sedona hotel’s assets represented 60.6% of the Company’s total assets. As such, the Sedona hotels constituted an individually significant component of the Company’s business. Our Hospitality and Entertainment Operations segment contributed pretax income of $5.3 million for the three months ended March 31, 2017, and $0.9 million in pretax losses for the three months ended March 31, 2016.

Based on material nature of the hotel assets, the operations and gain on sale of the Sedona hotels is reported as discontinued operations on the financial statements. See Note 12, Discontinued Operations, for additional information.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENTS
Park City, Utah Lakeside Investment

In January 2017, Lakeside DV Holdings, LLC (“LDV Holdings”) purchased Park City Development, LLC (“PCD”)’s interest in Lakeside JV for $0.7 million and terminated PCD as manager. Upon purchase of PCD’s interest, LDV Holdings became the sole owner of Lakeside JV. As a result, Lakeside JV became a consolidated entity of the Company. The Company’s investment in Lakeside JV was previously accounted for under the equity method.

Equity Interests Acquired through Guarantor Recoveries

During 2015, the Company acquired certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements while others have been accounted for under the equity method of accounting, based on the extent of the Company’s controlling financial interest in each such entity.

The Company’s ownership interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.2 million and $3.1 million at March 31, 2017 and December 31, 2016, respectively.

Summarized Financial Information of Unconsolidated Entities (unaudited)

The following presents certain summarized financial information of the entities in which the Company holds investments that are recorded on the equity method as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Total assets	$15,594	$19,456
Total liabilities	$6,737	6,269

During the three months ended March 31, 2017 and 2016, the equity loss recorded on these equity method investments in the accompanying condensed consolidated statements of operations was $0.1 million and $0.1 million, respectively.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis process and procedures are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We perform a valuation analysis of our loans, REO held for sale, Other REO and equity investments not less frequently than on a quarterly basis. We consider all relevant, material circumstances to determine if, and the extent to which, a valuation allowance is required.

Impairment for collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. Substantially all of our loans in default are deemed to be collateral dependent.

REO assets that are classified as held for sale and Other REO are measured at the lower of carrying amount or fair value, less estimated cost to sell. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our other real estate owned, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of five valuation approaches (as applicable), or a combination of such approaches, in determining the fair value of the underlying collateral of each loan, REO held for sale and Other REO asset: (i) the development approach; (ii) the income capitalization approach; (iii) the sales comparison approach; or (iv) the receipt of recent offers on specific properties. The development, income capitalization, and sales comparison approach use significant unobservable inputs and are therefore classified as Level 3 inputs. Recent offers is an observable input and is therefore considered a Level 2 input. The valuation approach taken depends on several factors including:

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

With respect to properties or loans for which we (or the borrower) have received a bona fide written third-party offer (or entered into a purchase and sale agreement) to buy the related property, we generally utilize the offer or agreement amount even where the amount is outside our current valuation range, as offers and purchase agreements are considered lower (Level 2) inputs. An offer or agreement is only considered for valuation purposes if we deem it to be valid, reasonable, negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received may be discounted to allow for potential changes in our on-going negotiations.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are based on assumptions that we believe market participants for those assets would also use. During the three months ended March 31, 2017, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant REO assets. In addition, our fair value analysis included a consideration of management’s pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the three months ended March 31, 2017:

1.
We reviewed the status of each of our loans to ascertain the likelihood of collecting or recovering all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.
We reviewed the status of each of our REO assets to determine whether such assets continue to be properly classified as held for sale, held for development, operating properties or other REO as of the reporting date.

3.
For the three months ended March 31, 2017, given the lack of significant change in overall general market conditions, we performed an internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the property, our direct knowledge of local market activity affecting the property, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2016 remained generally applicable at March 31, 2017, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three months ended March 31, 2017 and 2016. However, we recorded other net recoveries of credit losses totaling $0.1 million during the three months ended March 31, 2017, resulting from the collection of cash and other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the period. We did not record other net recoveries of credit losses for the three months ended March 31, 2016. We recorded no impairment charges for real estate owned during the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, the valuation allowance totaled $12.7 million, representing 97.1% of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of March 31, 2017, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of March 31, 2017 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

There were no losses recorded during the three months ended March 31, 2017 or 2016 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of March 31, 2017 or 2016.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At March 31, 2017 and December 31, 2016, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Note Payables, Net of Discount, Continuing Operations
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (6.0% and 5.5% at March 31, 2017 and December 31, 2016, respectively), matures December 31, 2019.	$5,940	$5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net of discount of $2.1 million and $2.8 million at March 31, 2017 and December 31, 2016, respectively, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019.	8,300	8,106
Total Notes Payable, Continuing Operations	14,240	14,046
Less: Deferred Financing Costs of Notes Payable, Continuing Operations	(100)	—
Total Notes Payable, Continuing Operations, Net	$14,140	$14,046

Notes Payable and Special Assessment Obligations, Assets Held for Sale
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, maturing various dates through April 30, 2030.	$3,067	$3,067
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022.	514	514
Total Notes Payable and Special Assessment Obligations, Held for Sale	$3,581	$3,581

Note Payables, Net of Discount, Discontinued Operations*
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) one-month LIBOR plus 6.75%, actual interest of 7.40% at December 31, 2016, original maturity of February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company. This note payable was repaid in February 2017 upon sale of the underlying collateral.	$—	$50,000
Total Notes Payable, Discontinued Operations	—	50,000
Less: Deferred Financing Costs of Notes Payable, Discontinued Operations	—	(447)
Total Notes Payable, Discontinued Operations, Net	$—	$49,553
* This note was paid off in connection with the sale of the Sedona assets and has been reclassified into Liabilities of discontinued operations as of December 31, 2016 in the accompanying condensed consolidated balance sheet.

Interest expense for the three months ended March 31, 2017 and 2016 was $1.5 million and $2.1 million, respectively, of which $1.1 million and $1.0 million, respectively, is included in income from discontinued operations in the accompanying condensed consolidated statement of operations.

Senior Indebtedness

In January 2015, the Company, through various of its subsidiaries, entered into certain loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”), including a $50.0 million non-recourse loan secured by first liens on the Company’s Sedona hotels. This loan was repaid in full in February 2017 upon sale of the Sedona hotels.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Land Purchasing Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the purchase of certain real estate located in New Mexico at a purchase price of $6.8 million. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2% through December 31, 2017, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019. The note may be prepaid in whole or in part without penalty.

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

During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to December 22, 2016. The Company paid all accrued interest at the date of each amendment and paid various extension fees totaling $0.2 million during the three months ended March 31, 2016, which fees were amortized over the loan term. The SRE Note was repaid in full in December 2016.

Revolving Line of Credit with SRE Monarch Lending, LLC

In March 2016, a subsidiary of the Company executed an agreement with SRE Monarch for a $4.0 million secured revolving line of credit facility (“SRE Revolver”). The SRE Revolver bore interest at a per annum base rate of 5% and was to mature on the earliest to occur of: 1) December 22, 2016 (after entering into a series of loan amendments extending this date); 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella. The SRE Revolver was secured by certain land owned by a subsidiary of the Company and was guaranteed by the Company. The full amount of the SRE Revolver was drawn during 2016. For the year ended December 30, 2016, we incurred total fees of $0.5 million in connection with the SRE Revolver, which were amortized to interest expense using the effective interest method over the term of the line of credit. In December 2016, the Company paid all of the outstanding principal and unpaid accrued interest concurrent with the sale of Gabella.

Under terms of the SRE Revolver, the Company was obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds upon sale of the land that serves as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"). In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we were obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. In the first quarter of 2017, we paid SRE Monarch $0.2 million to settle this obligation.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of March 31, 2017 (in thousands):

Year	Amount
2017	$249
2018	255
2019	14,504
2020	267
2021	278
Thereafter	2,268
Total	$17,821

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company intends to expand its hospitality footprint and the use of the L’Auberge brand through the acquisition and/or management of other luxury and boutique hotels.

The information presented in our reportable segments tables that follow are based in part on internal allocations which involve management judgment. Substantially all revenues recorded are from external customers. There is no material intersegment activity.

Condensed consolidated financial information for our reportable operating segments as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 is summarized as follows (in thousands):

	March 31,	December 31,
Balance Sheet Items	2017	2016
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$41,377	$41,071
Hospitality and Entertainment Operations	5,796	2,092
Corporate and Other	48,140	8,991
Consolidated Total	$95,313	$52,154

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Three Months Ended March 31, 2017
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$28	$1,110	$46	$1,184

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	819	—	819
Expenses for Non-Operating Real Estate Owned	166	—	—	166
Professional Fees	1,021	(12)	(80)	929
General and Administrative Expense	7	(12)	1,750	1,745
Interest Expense	134	—	299	433
Depreciation and Amortization Expense	—	—	44	44
Total Operating Expenses	1,328	795	2,013	4,136

Other Expenses
Gain on Disposal of Assets, Net	(32)	—	—	(32)
Recovery of Credit Losses, Net	(66)	—	—	(66)
Loss from Unconsolidated Entities, Net	119	—	—	119
Total Other Expenses	21	—	—	21

Total Costs and Expenses, net	1,349	795	2,013	4,157
Income (Loss) from Continuing Operations before Income Taxes	(1,321)	315	(1,967)	(2,973)
Provision for Income Taxes	—	—	—	—
Net Income from Discontinued Operations, Net of Tax	—	4,976	—	4,976
Net Income (Loss)	$(1,321)	$5,291	$(1,967)	$2,003

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Three Months Ended March 31, 2016
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$517	$977	$23	$1,517

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	227	645	—	872
Expenses for Non-Operating Real Estate Owned	158	—	—	158
Professional Fees	489	—	472	961
General and Administrative Expense	29	—	1,886	1,915
Interest Expense	408	—	600	1,008
Depreciation and Amortization Expense	199	27	49	275
Total Operating Expenses	1,510	672	3,007	5,189

Other Expenses
Gain on Disposal of Assets, Net	(248)	—	—	(248)
Loss from Unconsolidated Entities, Net	144	—	—	144
Total Other Expenses	(104)	—	—	(104)

Total Costs and Expenses, Net	1,406	672	3,007	5,085
Net Income (Loss) from Continuing Operations before Income Taxes	(889)	305	(2,984)	(3,568)
Provision for Income Taxes	—	—	(2)	(2)
Net Loss from Discontinued Operations, Net of Tax		(1,197)		(1,197)
Net Loss	$(889)	$(892)	$(2,986)	$(4,767)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of March 31, 2017 or December 31, 2016.

Preferred Stock

In 2014, the Company issued a total of 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) to certain investor groups in exchange for $26.4 million (the “Preferred Investment”). The current holders of Series B Preferred Stock are collectively referred to herein as the “Series B Investors.” Except for certain voting and transfer rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

On April 11, 2017, JPMorgan Chase Funding Inc., a Delaware corporation (“Chase Funding”), an affiliate of JPMorgan Chase & Co., purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch pursuant to a Preferred Stock Purchase Agreement among the Company, Chase Funding and SRE Monarch (“Series B-2 Purchase Agreement”). Pursuant to the Series B-2 Purchase Agreement, the Company paid SRE Monarch all accrued and unpaid dividends on the Series B-2 Preferred Shares and $0.3 million in expenses. In connection with this transaction, the Company’s board of directors approved for filing with Secretary of State of the State of Delaware, an Amended and Restated Certificate of Designation of the Cumulative Convertible Series B-1 Preferred Stock and Cumulative Convertible Series B-2 Preferred Stock (“Restated Certificate of Designation”) pursuant to which Chase Funding replaced SRE Monarch as the holder of the Series B-2 Preferred Stock and, in general, succeeded to the rights of SRE Monarch thereunder. Concurrent with the execution of the Series B-2 Purchase Agreement, the Company, JCP Realty Partners, LLC, Juniper NVM, LLC, and Chase Funding entered into an Investment Agreement (“Series B Investment Agreement”) pursuant to which the Company made certain representations and covenants, including, but not limited to, a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended, commonly referred to as the “Real Estate Exemption,” and to remain eligible to rely on that exemption at all times thereafter. Furthermore, the Company may not take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of Chase Funding. In the event that the Company violates any of the above covenants, and such violation is not cured within 60 days of the violation, the holders of our Series B Preferred Shares have the right to demand that the Company purchase all of their Series B Preferred Shares at the Required Redemption Price as set forth in the Restated Certificate of Designation. The Amended and Restated Certificate of Designation contains numerous provisions relating to dividend preferences, redemption rights, liquidation preferences and requirements, conversion rights, voting rights, investment committee participation and other restrictive covenants with respect to the Series B Preferred Stock. There were no material changes to the descriptions contained in our Form 10-K for the year ended December 31, 2016.

On April 11, 2017, in connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement, Seth Singerman resigned as our Series B-2 Director (as such term is defined in the Restated Certificate of Designation), and was replaced, effective April 24, 2017, with Chad Parson.

Treasury Stock

During the three months ended March 31, 2017, we redeemed 196,278 shares of the common stock of the Company, which were part of an 850,000 restricted share grant awarded to the Company’s Chief Executive Officer pursuant to a restricted stock award agreement entered into in 2015 (the “Award Agreement”). The shares were redeemed by the Company pursuant to an election made by the Chief Executive Officer under Section 83(b) of the Internal Revenue Code of 1986, as amended (the “Code”) and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award. The Company paid $0.3 million for the redeemed shares, of which $0.2 million was determined to represent the fair value of the stock redeemed, with the difference of $0.1 million treated as compensation expense.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Share-Based Compensation

During the three months ended March 31, 2017, the Company issued 388,332 shares of common stock pursuant to previous restricted stock awards. There were no employee options issued under our 2010 Employee Stock Incentive Plan during the three months ended March 31, 2017. During the three months ended March 31, 2017, no options were forfeited.

As of March 31, 2017, there were 770,667 fully vested stock options outstanding, 2,000,000 fully vested stock warrants outstanding and 2,118,515 restricted stock grants outstanding, of which 835,313 were vested.

Net stock-based compensation expense relating to the stock-based awards was $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the three months ended March 31, 2017 or 2016. As of March 31, 2017, there was $0.8 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 0.68 years.

Net Income (Loss) Per Share

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations March 31, 2017 and 2016, (amounts in thousands, except for per share data):

	Three Months Ended March 31,
	2017	2016
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net Loss from Continuing Operations	$(2,973)	$(3,568)
Provision for Income Taxes	—	(2)
Income attributable to noncontrolling interest loss allocation	21	55
Preferred dividends - cash and deemed	(1,187)	(1,141)
Net Loss from Continuing Operations attributable to common shareholders	(4,139)	(4,656)
Net Income (Loss) from Discontinued Operations attributable to common shareholders	4,976	(1,197)
Net Income (Loss) attributable to common shareholders	$837	$(5,853)

Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	16,089,283	15,897,938
Basic and diluted earnings per common share:
Net loss per share, Continuing Operations	$(0.19)	$(0.22)
Preferred dividends per share	(0.07)	(0.07)
Net loss per share, Continuing Operations, net	(0.26)	(0.29)
Net income (loss) per share, Discontinued Operations	0.31	(0.08)
Net income (loss) attributable to common shareholders per share	$0.05	$(0.37)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	938,667	928,817
Restricted stock	660,489	867,717
Warrants to purchase common stock	2,000,000	2,000,000
Convertible preferred stock	8,200,000	8,200,000
Total	11,799,156	11,996,534

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Guarantor Recovery

As more fully described in our Form 10-K for the year ended December 31, 2016, judgments have been entered against certain guarantors in connection with their personal guarantees on certain of our legacy loans. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amounts or amounts collectible under insurance claims, we do not record recoveries for any amounts due under such judgments or claims, except to the extent we have received assets without contingencies. Nevertheless, these matters may be subject to appeal.

During the three months ended March 31, 2017, we recorded cash and/or other asset recoveries of $0.1 million from guarantor settlements, insurance recoveries and other settlements, and none for the three months ended March 31, 2016.

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
Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case that is in the Arizona District Court. The case arose from claims by another creditor of the Justin 123 receivership discussed above, alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit seeks damages totaling $0.3 million, plus attorney fees and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined; however, an accrual of $0.3 million is reflected in the accompanying condensed consolidated financial statements. The Company believes that any liability it may ultimately incur would not have a material adverse effect on its financial condition or its result of operations.
Contractor Arbitration
During the year ended December 31, 2016, a subsidiary of the Company received notice of a Notice and Claim of Mechanic’s and Materialmen’s Lien against the L’Auberge de Sedona property in the amount of $0.4 million in connection with a construction contract between the general contractor and that subsidiary. The claim was subject to binding arbitration, which occurred in April 2017. The arbitration resulted in an award to the contractor of $0.4 million plus legal fees, for which an accrual has been made

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES - continued

in the accompanying condensed consolidated financial statements. An amount equal to 150% of the claim amount is being held in a third party escrow for the payment of this award, of which the remaining balance shall be returned to us.
We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Financial Institutions (Banking), and the SEC. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.
Extension of Office Lease
During the three months ended March 31, 2017, the Company executed an amendment to extend its office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.3 million over the five year term, net of certain concessions granted.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned legacy fees of $0.6 million during the three months ended March 31, 2017, which is included in net gain on disposal of assets, a component of net income from discontinued operations, in the accompanying condensed consolidated statement of operations. No legacy fees were earned during the three months ended March 31, 2016.

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

During the three months ended March 31, 2017 and 2016, we incurred base consulting fees to JCP of $0.2 million for each period, and legacy fees of $1.0 million during the three months ended March 31, 2017, which is included in net gain on disposal of assets, a component of net income from discontinued operations, in the accompanying condensed consolidated statement of operations. No legacy fees were earned during the three months ended March 31, 2016.

SRE Fee Agreement

On July 24, 2014, the Company and SRE entered into a fee agreement (the “Fee Agreement”). No fees to SRE under the Fee Agreement or the First Amendment were incurred during the three months ended March 31, 2017 and 2016. In April 2017, the parties terminated the Fee Agreement in connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement.

Investment in Lakeside JV

During 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors by selling equity interest in LDV Holdings, of which $1.4 million was sold to various related parties, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal and other professional fees totaling $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, to that law firm. The Company had outstanding payables to that law firm totaling $0.1 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively.

Notes Receivable from Partnerships

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the unconsolidated partnerships to loan up to $0.7 million for the funding of various costs of such partnerships. As of March 31, 2017,

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

the total principal advanced under these notes was $0.9 million and is included in other assets in the accompanying condensed balance sheet. The promissory notes earn interest at rates ranging from 5.5% to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are secured by real estate owned by such partnerships.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — DISCONTINUED OPERATIONS

On February 28, 2017, we sold our two Sedona hotels in a combined cash transaction to DiamondRock Hospitality Company (“DiamondRock”) for $97.0 million resulting in a gain on sale of $6.8 million (net of selling costs). While the Company was not actively seeking to dispose of these assets and has pursued, and will continue to pursue, other potential hospitality investments to expand its hospitality footprint as part of its on-going business strategy, this sale resulted from an unsolicited offer received from a third party. In considering the offer, the Company determined that the price point was favorable to the Company based on review of available market data and elected to proceed with the transaction.

Simultaneous with the sale, DiamondRock engaged the Company to serve as property manager of the hotels for an initial term of five years, subject to standard industry terms. Other than carrying out our responsibilities under the terms of the management agreement, and our obligation to fund certain deferred maintenance items identified at closing for which an accrual has been made, the Company has no continuing involvement in major decisions as it relates to the hotels’ continuing operations. In connection with the sale, the buyer assumed certain related capital lease obligations. The Sedona hotels were reclassified to REO held for sale from operating properties in February 2017.

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. While the Company intends to continue to remain active in the hospitality industry through continued management of the two hotels located in Sedona, Arizona (“Sedona hotels”), the pursuit of additional hotels to manage, and the active pursuit of hospitality acquisition opportunities, the Company determined that the disposal of the Sedona hotels is required to be treated as discontinued operations accounting presentation under GAAP. As such, the historical financial results of the Sedona hotels and the related income tax effects have been presented as discontinued operations for all periods presented of the disposal group and is reported in the balance sheet as assets of discontinued operations, liabilities of discontinued operations and net income (loss) of discontinued operations in the condensed consolidated statements of operations through the date of sale (February 28, 2017).

Balance Sheet

The following table summarizes the carrying amounts of the major classes of assets and liabilities for discontinued operations in the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$87	$1,747
Funds Held by Lender and Restricted Cash	—	2,063
Operating Properties, net	—	88,734
Other Receivables	695	831
Other Assets	705	737
Total Assets	$1,487	$94,112

Liabilities
Accounts Payable and Accrued Expenses	$1,015	$2,304
Customer Deposits and Funds Held for Others	—	2,170
Notes Payable, Net of Discount	—	49,553
Capital Lease Obligations	—	1,157
Total Liabilities	$1,015	$55,184

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the three months ended March 31, 2017 and 2016. The table below for the three months ended March 31, 2017 reflects the financial results for Sedona assets operations from January 1, 2017 through February 28, 2017.

	Three months ended March 31,
	2017	2016

Revenue	$3,422	$5,365

Expenses:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	3,716	4,747
Interest Expense	1,075	1,048
Depreciation and Amortization Expense	278	767
Settlement and Related Costs	185	—
Gain on Disposal of Assets	(6,808)	—
Provision for Income Taxes	—	—
Income (Loss) from Discontinued Operations, Net of Tax	$4,976	$(1,197)

Interest expense

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the senior mortgage debt that was paid with the proceeds from the sale of the Sedona hotels. The total allocated interest expense for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
	2017	2016
Interest Expense	$628	$943
Amortization of Deferred Financing Fees	447	105
Total	$1,075	$1,048

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Information

The following table presents the total operating and investing cash flows and depreciation, amortization, capital expenditures, and significant operating and investing noncash items of the discontinued operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Cash flows from discontinued operating activities:	278	767
Depreciation	274	756
Amortization	4	11

Cash flows from discontinued investing activities:	659	3,784
Investment in Real Estate Owned	659	3,784

Non-Cash Investing and Financing Transactions:
Capital Expenditures in Accounts Payable and Accrued Expenses	461	209
Liabilities Assumed in Sale of property	4,132	—

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

Chief Financial Officer Employment Agreement

The Company entered into Executive Employment Agreement, dated April 11, 2017, with Samuel Montes (the “Montes Employment Agreement”) to serve as the Company’s Chief Financial Officer. Mr. Montes has served as the Company’s interim Chief Financial Officer since April 8, 2016.

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

If the Montes Employment Agreement is terminated by the Company without “Cause” or by Mr. Montes for “Good Reason,” as those terms are defined in the Montes Employment Agreement, Mr. Montes will be entitled to receive a severance payment equal to 50% of the annual base salary payable in equal installments over a six month period plus the accrued but unpaid portion of Mr. Montes’ 11.5% interest in the Executive Bonus Pool. Additionally, all unvested stock grants and other equity grants shall vest upon such termination without cause.

The Montes Employment Agreement imposes various restrictive covenants on Mr. Montes, including restrictions with regards to the solicitation of Company clients, customers, vendors and employees, as well as restrictions on Mr. Montes’ ability to compete with the Company both during the term of the agreement and for 12 months after the termination of his employment.

Preferred Stock Purchase and Directorship Changes

As more fully described in Note 9, subsequent to March 31, 2017, Chase Funding purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch pursuant to a Preferred Stock Purchase Agreement among the Company, Chase Funding and SRE Monarch. In connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement, Seth Singerman resigned as our Series B-2 Director on April 11, 2017 and was replaced, effective April 24, 2017, with Chad Parson.

Share Based Compensation

Subsequent to March 31, 2017, we issued 73,129 shares of restricted common stock to our employees pursuant to the Company’s First Amended and Restated 2010 Employee Stock Incentive Plan. These restricted shares were included in the Company’s board approved grant of 86,207 restricted shares for the year ended December 31, 2016. Of the 86,207 shares authorized, 9,942 shares were forfeited due to subsequent employee terminations, and 3,136 shares were withheld by the Company pursuant to an election made by certain employees under Section 83(b) of the Code.

Subsequent to March 31, 2017, the Company granted 100,000 shares of restricted common stock as part of the Executive Employment Agreement with Samuel Montes, the Company’s Chief Financial Officer. The agreement provides for the issuance of 50,000 shares upon the execution of the employment agreement and an additional 50,000 shares upon the filing of the Company’s 2016 Form 10-K. The restricted shares vest ratably on each anniversary of the Montes Employment Agreement over a three year period beginning on April 1, 2017. Pursuant to an election made by Mr. Montes under Section 83(b) of the Code and the award agreement, the Company reduced the issuance to 79,323 shares in order to satisfy the tax withholding requirements associated with the stock award.

In addition, subsequent to March 31, 2017, the Company issued a total of 116,772 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan (“Director Compensation Plan”), of which 45,976 shares immediately vested.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
OF OPERATIONS

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a substantial portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we will foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that are contained in debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	our inability to manage through the on-going slow recovery of the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Overview of the Business

We are a real estate investment and finance company focusing on investments in commercial, hospitality, industrial and residential real estate and mortgages secured by such assets. We are engaged in developing, managing, and either holding for investment or disposing of real property acquired through investment, foreclosure or other means. The Company seeks opportunities to invest in real estate-related platforms or projects in partnership with other experienced real estate investment firms, and to sponsor and co-invest in real estate mortgages and other real estate-based investment vehicles. The Company intends to continue to expand its hospitality footprint and use of the L’Auberge brand through the acquisition or management of other luxury boutique hotels. We believe that our well-established hospitality management team can replicate the success we achieved at our Sedona hotels through the strategic expansion of our hospitality business model.

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

As of March 31, 2017, we held real estate assets with a carrying value of $37.6 million. Our mortgage loans and REO held for sale are being marketed for disposition within the next twelve months. During the three months ended March 31, 2017, we sold our Sedona hotel operating assets for $94.0 million, net of selling costs, which resulted in a net gain of $6.8 million, and generated net proceeds of $42.1 million, after repayment of $50.0 million in senior indebtedness. The buyer of the hotels retained the Company to provide hotel management services for an initial period of five years at standard industry terms.

Our current remaining operating property consists of a golf course operation in Bullhead City, Arizona which offers golf, spa and food and beverage operations. Our remaining mortgage loans and REO held for sale are being marketed for disposition within the next twelve months. With cash and cash equivalents of $48.2 million at March 31, 2017, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures or other attractive investments, or acquisitions of hospitality or other real estate assets.

In addition to managing its remaining operating property and pursuing real estate investment opportunities, management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. We recorded recovery income of $0.1 million during the three months ended March 31, 2017.

Key Operational Aspects

•
As a result of the sale of the Sedona hotels and pay-off of the related liabilities, the Company’s total assets were $96.8 million as of March 31, 2017 compared to $146.3 million as of December 31, 2016.

•	The Company’s net income for the three months ended March 31, 2017 was $2.0 million compared to a net loss of $4.8 million for the three months ended March 31, 2016.

•	The Company’s total revenue from continuing operations decreased by $0.3 million to $1.2 million for the three months ended March 31, 2017 from the corresponding period in 2016.

•
The Company’s basic and diluted net loss from continuing operations per common share for the three months ended March 31, 2017 was $0.26 compared to net loss from continuing operations per common share of $0.29 for the three months ended March 31, 2016.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues (in thousands)
	Three Months Ended March 31,
Revenues:	2017	2016	$ Change	% Change
Operating Property Revenue	$1,028	$1,206	$(178)	(14.8)%
Management Fees, Investment, and Other Income	148	94	54	57.4%
Mortgage Loan Income, net	8	217	(209)	(96.3)%
Total Revenue	$1,184	$1,517	$(333)	(22.0)%

Operating Property Revenue. For the three months ended March 31, 2017, operating property revenue was $1.0 million as compared to $1.2 million during the three months ended March 31, 2016, a decrease of $0.2 million or 14.8%. The decrease in operating property revenue is primarily attributable to the sale of our multifamily residential operation in the fourth quarter of 2016.

Management Fees, Investment and Other Income. For the three months ended March 31, 2017, management fees, investment and other income was $0.1 million, an increase of $54 thousand, or 57.4%, over the three months ended March 31, 2016. The increase is primarily attributable to the management fees we received for managing the Sedona hotels following their sale.

Mortgage Loan Income. For the three months ended March 31, 2017, income from mortgage loans was $8.0 thousand, a decrease of $0.2 million over the three months ended March 31, 2016. The year-over-year decrease in mortgage loan income is primarily attributable to the lower number and average balance of income-earning loans in our loan portfolio.

Costs and Expenses

Expenses (in thousands)
	Three Months Ended March 31,
Expenses:	2017	2016	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$819	$872	$(53)	(6.1)%
Expenses for Non-Operating Real Estate Owned	166	158	8	5.1%
Professional Fees	929	961	(32)	(3.3)%
General and Administrative Expenses	1,745	1,915	(170)	(8.9)%
Interest Expense	433	1,008	(575)	(57.0)%
Depreciation and Amortization Expense	44	275	(231)	(84.0)%
Gain on Disposal of Assets, Net	(32)	(248)	216	(87.1)%
Recovery of Credit Losses, Net	(66)	—	(66)	—%
Loss of Unconsolidated Subsidiaries	119	144	(25)	(17.4)%
Total Costs and Expenses	$4,157	$5,085	$(928)	(18.2)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended March 31, 2017, operating property direct expenses were $0.8 million, a decrease of $0.1 million, or 6.1%, from $0.9 million for the three months ended March 31, 2016. The decrease in operating property direct expenses is primarily attributed to an increase in the operating costs of our golf and restaurant operation, offset by a decrease resulting from the sale of our multifamily residential operation in the fourth quarter of 2016.

Expenses for Non-Operating Real Estate Owned. For the three months ended March 31, 2017, expenses for non-operating real estate owned assets remained consistent on a year over year basis.

Professional Fees. For the three months ended March 31, 2017, expenses for professional fees remained consistent on a year over year basis.

General and Administrative Expenses. For the three months ended March 31, 2017, general and administrative expenses were $1.7 million, a decrease of 8.9%, from $1.9 million for the three months ended March 31, 2016. The decrease in general and administrative costs is primarily attributed to slightly lower costs in various categories of general and administrative expense incurred during the three months ended March 31, 2017.

Interest Expense. For the three months ended March 31, 2017, interest expense was $0.4 million as compared to $1.0 million for the three months ended March 31, 2016, a decrease of $0.6 million, or 57.0%. The decrease is attributed primarily to the paydown of several notes, including a $22.1 million construction loan and $9.0 million in related party indebtedness in the fourth quarter of 2016, as well as other secured and non-secured notes. In all, the debt balance has been reduced by $74.2 million from March 31, 2016 to March 31, 2017.

Depreciation and Amortization Expense. For the three months ended March 31, 2017, depreciation and amortization expense was $44.0 thousand, a decrease of $0.2 million, or 84.0%, from $0.3 million for the three months ended March 31, 2016. The decrease is due primarily to the sale of the Gabella multifamily property in the fourth quarter of 2016.

(Gain) Loss on Disposal of Assets. Other than the sale of the Sedona hotels, we sold no REO assets but rather adjusted for a prior asset sale gain in the amount of $32.0 thousand for the three months ended March 31, 2017. During the three months ended March 31, 2016, we sold two REO assets for $1.6 million (net of selling costs) for a net gain of $0.2 million.

Recovery of Credit Losses. For the three months ended March 31, 2017, we recorded recoveries of credit losses of $66.0 thousand in cash and other assets collected from guarantors and/or from recoveries received on insurance claims. No recoveries were recorded during the three months ended March 31, 2016.

Loss of Unconsolidated Subsidiaries. For the three months ended March 31, 2017 and 2016, we recorded net losses of unconsolidated subsidiaries in the amount of $0.1 million and $0.1 million, respectively. These losses reflect normal operating expenses with a lack of revenue to date.

Discontinued Operations.

As described in Note 12 in this Form 10-Q, we sold our Sedona hotel assets on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, our Sedona hotels provided net income of $5.4 million (including a gain on sale of $6.8 million), compared to a net loss of $1.1 million for the three months ended March 31, 2016. In conjunction with the sale of the Sedona hotels, the $50.0 million note payable secured by the assets was repaid in full. This note payable has correspondingly been presented in the liabilities from discontinued operations for the comparative periods of March 31, 2017 and December 31, 2016. See Note 12 of the accompanying condensed consolidated financial statements for additional information.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three months ended March 31, 2017 and 2016, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-Q, we sold our Sedona hotels on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the three months ended March 31, 2017 and 2016. While the Sedona hotels have been presented as discontinued operations in the accompanying condensed consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. Moreover, the Company may elect to pursue other attractive hospitality and entertainment assets.

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales. This also encompasses the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related financing and operating obligations. This segment also included rental revenue, less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial and residential real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

Corporate and Other — Consists of our centralized general and administrative and corporate treasury activities. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

A summary of the financial results for each of our operating segments during the years ended March 31, 2017 and 2016 follows (in thousands):

Hospitality and Entertainment Operations

	For the Three Months Ended March 31,
	2017	% of Consolidated Total	2016	% of Consolidated Total
Total Revenue	$1,110	93.8%	$977	64.4%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	819	100.0%	645	74.0%
Professional Fees	(12)	(1.3)%	—	—%
General and Administrative Expenses	(12)	(0.7)%	—	—%
Total operating expenses	795		645
Net Operating Income	315		332
Net Operating Income % of revenue	28.4%		34.0%
Other Expenses:
Depreciation & Amortization Expense	—	—%	27	9.8%
Other Expenses	—		27
Total Expenses	795	19.1%	672	13.2%
Net Income from Continuing Operations	$315	(10.6)%	$305	(8.5)%
Net Income (Loss) from Discontinued Operations, Net of Tax	$4,976		$(1,197)
Net Income (Loss)	$5,291		$(892)

Net income from discontinued operations for the three months ended March 31, 2017 includes the gain on sale of the Sedona hotels of $6.8 million. For the three months ended March 31, 2017 and 2016, the hospitality and entertainment operations segment revenues were $1.1 million and $1.0 million, respectively.

For the three months ended March 31, 2017 and 2016, the hospitality and entertainment operations segment contributed 93.8% and 64.4%, respectively, of total consolidated revenues. The increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to increased revenues at our hotel operations coupled with a lack of other income-producing assets and the sale of various assets and loans in our legacy portfolio.

Similarly, during the three months ended March 31, 2017 and 2016, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 28.4% and 34.0% for the three months ended March 31, 2017 and 2016, respectively. The decrease in net operating income percentages for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily attributed to increased revenue offset by higher general and administrative costs, which are included in the operating property direct expense category.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $0.3 million of the total consolidated net income from continuing operations for each of the three months ended March 31, 2017 and 2016.

As previously noted, we sold our hotel properties in the first quarter of 2017. Until we acquire other operations in the hospitality and entertainment industry segment, the revenue and expense contribution of this segment to total Company operations is expected to decline significantly in future periods.

Mortgage and REO – Legacy Portfolio and Other Operations

	For the Three Months Ended March 31,
	2017	% of Consolidated Total	2016	% of Consolidated Total

Total Revenue	$28	2.4%	$517	34.1%
Expenses:
Operating Property Direct Expenses	—	—%	227	26.0%
Expenses for Non-Operating Real Estate Owned	166	100.0%	158	100.0%
Professional Fees	1,021	109.9%	489	50.9%
General and Administrative Expense	7	0.4%	29	1.5%
Total operating expenses	1,194		903
Other Expenses (Income):
Interest Expense	134	30.9%	408	40.5%
Depreciation & Amortization Expense	—	—%	199	72.4%
(Gain) Loss on Disposal of Assets, Net	(32)	100.0%	(248)	100.0%
Recovery of Credit Losses, Net	(66)	100.0%	—	—%
Earnings (Loss) in Unconsolidated Subsidiaries	119	100.0%	144	100.0%
Other Expenses (Income)	155		503
Total Expenses (Income)	1,349	32.5%	1,406	27.6%
Net Loss	(1,321)	44.4%	(889)	24.9%
Net Loss Attributable to Noncontrolling Interests	21	100.0%	55	100.0%
Net Loss Attributable to Common Shareholders	$(1,300)	(155.3)%	$(834)	14.2%

For the three months ended March 31, 2017 and 2016, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 2.4% and 34.1%, respectively, of total consolidated revenues. The decrease in segment revenue as a percentage of total revenue for the three months ended March 31, 2017 resulted primarily from reduced mortgage loan and investment income due to real estate asset sales and payoffs of certain mortgage loans.

For the three months ended March 31, 2017 and 2016, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated expenses of $1.3 million and $1.4 million, respectively. The decrease in net expenses for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to (i) increased recoveries from prior credit losses through asset collections from guarantors and the assignment of equity interests as a result of our enforcement and collection efforts, (ii) decreases in operating property expenses and interest expense due to the sale of certain REO assets and the repayment of debt collateralized by those assets, and (iii) the elimination of depreciation and amortization expense as Gabella’s residential leasing assets were depreciated prior to being classified to REO held for sale in the second quarter of 2016, partially offset by (x) reduced revenue from operating real estate owned due to their sale. The segment recorded a recovery provision of $0.1 million for the three months ended March 31, 2017. No recovery of credit losses was recognized for the three months ended March 31, 2016.

After revenues, less interest, depreciation and amortization expenses, and recoveries of credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net losses of $1.3 million and $0.9 million, respectively, for the three months ended March 31, 2017 and 2016.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” and “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	For the Three Months Ended March 31,
	2017	% of Consolidated Total	2016	% of Consolidated Total

Total Revenue	$46	3.9%	$23	1.5%
Expenses:
Professional Fees	(80)	(8.6)%	472	49.1%
General and Administrative Expense	1,750	100.3%	1,886	98.5%
Total operating expenses	1,670		2,358
Other Expenses:
Interest Expense	299	69.1%	600	59.5%
Depreciation & Amortization Expense	44	100.0%	49	17.8%
Other Expenses	343		649
Total Expenses	2,013	48.4%	3,007	59.1%
Loss before Income Taxes	$(1,967)	66.2%	$(2,984)	83.6%
Provision for Income Taxes	—	100.0%	(2)	100.0%
Net Loss	(1,967)	66.2%	(2,982)
Cash Dividend on Redeemable Convertible Preferred Stock	(528)	100.0%	(534)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(659)	100.0%	(607)	100.0%
Net Loss Attributable to Common Shareholders	$(3,154)	(376.8)%	$(4,123)	70.5%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment does not generate any material revenues for the Company.

For the three months ended March 31, 2017 and 2016, the Corporate and Other segment contributed $2.0 million and $3.0 million, respectively, or 48.4% and 59.1%, to total consolidated expenses. The decrease in expenses for this segment is primarily attributable to (i) a decrease in interest expense due to the reduction of our outstanding notes payable balances and (ii) reduced compensation and related expenses and other general and administrative expenses.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of March 31, 2017 and December 31, 2016, our loan portfolio consisted of three first mortgage loans with a carrying value of $0.4 million. Two of these loans are fully reserved and have a zero carrying value. We did not originate or sell any loans during the three months ended March 31, 2017 and 2016. We received principal payoffs totaling $7.6 million during the three months ended March 31, 2016 and none during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the valuation allowance represented 97.1% of the total outstanding loan principal and interest balances.

Geographic Diversification

As of March 31, 2017 and December 31, 2016, the collateral underlying our remaining loan portfolio was located in New Mexico and California. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change year over year in the geographic diversification of our loans is primarily attributed to loan payoffs and sales.

While our lending activities have historically been focused primarily in the southwestern United States, we remain flexible in further diversification of our investments geographically if attractive opportunities arise when we recommence lending activities at a meaningful level.

 See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At March 31, 2017 and December 31, 2016, the Prime rate was 4.00% and 3.50%, respectively.

At March 31, 2017 and December 31, 2016, one of our three loans was performing and had an average principal balance of $0.4 million and a weighted average interest rate of 11.0%.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding interest rates for our loan portfolio.

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

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of March 31, 2017 and December 31, 2016, the original projected end-use of the collateral under our loans was classified: 97.1% residential and 2.9% mixed-use.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our mortgage loan portfolio, net of the valuation allowance, as of March 31, 2017, has scheduled maturity dates as follows:

Quarter	Principal and Interest Balance	Percent	#
Matured	$12,682	97.1%	2
Thereafter	385	2.9%	1
Total	13,067	100.0%	3
Less: Valuation Allowance	(12,682)
Net Carrying Value	$385

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At March 31, 2017, we held total operating properties and REO assets of $37.6 million, of which $17.9 million were held for sale, and $19.7 million were classified as other real estate owned. At December 31, 2016, we held REO assets of $122.1 million, of which $17.8 million were held for sale, $88.7 million were held as operating properties (which has been reclassified as Assets from discontinued operations on the accompanying consolidated balance sheets), and $15.5 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Utah, Minnesota and New Mexico.

During the three months ended March 31, 2017, we acquired the remaining 10% interest in Lakeside JV, previously reported as an investment in an unconsolidated entity, resulting in its consolidation and reflected in other real estate owned. During the three months ended March 31, 2016, did not acquire any REO assets.

During the three months ended March 31, 2017, we sold two REO assets (or portions thereof) for $94.0 million (net of selling costs), resulting in a net gain on disposal of $6.8 million. During the three months ended March 31, 2016, we sold two REO assets (or portions thereof) for $1.6 million (net of selling costs), resulting in a total net gain of $0.2 million.

During the three months ended March 31, 2017, we reclassified certain assets between REO held for sale and operating properties (including the reclassification of our Sedona hotel assets) or other REO, depending on when such assets met the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not being actively marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Other than these reclassifications, there were no material changes with respect to REO classifications or planned development during the three months ended March 31, 2017 other than as a result of REO asset sales and capitalized development costs.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations, which totaled $4.7 million ($3.7 million of which is included in income from discontinued operations) and $5.8 million ($4.7 million of which is included in loss from discontinued operations) for the three months ended March 31, 2017 and 2016, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $0.9 million and $5.4 million during the three months ended March 31, 2017 and 2016, respectively.

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

Important Relationships between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan in defaults at March 31, 2017 and December 31, 2016 consisted of impaired legacy mortgage loans. At March 31, 2017 and December 31, 2016, two of our three outstanding loans were in default, both of which were past their respective scheduled maturity dates and fully reserved. We are in the process of pursuing certain enforcement action which could lead to foreclosure or other disposition of assets serving as collateral for our other portfolio loans in default. The timing of foreclosure on the remaining loan collateral is dependent on several factors, including applicable state statutes, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, and summaries of the procedures performed in connection with our fair value analysis as of March 31, 2017, is presented in Note 6 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we recorded net recoveries of prior credit losses of $0.1 million during the three months ended March 31, 2017, relating to the collection of cash and other assets from guarantors on certain legacy loans and insurance reimbursements. No provision for or recovery of credit losses was recorded during the three months ended March 31, 2016. We did not record any impairment charges for real estate owned during the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, the valuation allowance totaled $12.7 million, representing 97.1% of the total outstanding loan principal and accrued interest balance.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have secured financing when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Senior Indebtedness

In January 2015, the Company, through various of its subsidiaries, entered into certain loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) including a $50.0 million non-recourse loan secured by first liens on the Company’s Sedona hotels. This loan was repaid in full in February 2017 upon sale of the Sedona hotels.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a balance of $1.9 million at March 31, 2017. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three months ended March 31, 2017 totaled $0.2 million. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Subject to certain minimum cash and profitability conditions, the Company may be required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018.

Land Purchasing Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the purchase of certain real estate located in New Mexico at a purchase price of $6.8 million. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2% through December 31, 2017, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019. The note may be prepaid in whole or in part without penalty.

Special Assessment Obligations

As of March 31, 2017 and December 31, 2016, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $3.6 million. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.1 million as of March 31, 2017 and December 31, 2016, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.4 million at March 31, 2017. We made no principal payments on this special assessment obligation during the three months ended March 31, 2017.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.5 million as of March 31, 2017 and December 31, 2016. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and secured by certain real estate classified as REO held for sale consisting of 5.2 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $1.8 million at March 31, 2017. We made no principal payments on these special assessment obligations during the three months ended March 31, 2017.

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

Off-Balance Sheet Arrangements

General

We have equity interests in a number of off balance sheet joint ventures and limited partnerships recorded under the equity method with varying structures, as described in Note 5 of the accompanying condensed consolidated financial statements. Most of the joint ventures and partnerships in which we have an interest are involved in the ownership and/or development of real estate. A venture or partnership will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture or partnership may request a contribution from the partners, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt
At March 31, 2017 and December 31, 2016, certain of our unconsolidated joint ventures and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.
In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans had variable interest rates, which created exposure in the form of market risk due to interest rate changes. As of March 31, 2017, we had no outstanding guarantees.

Extension of Office Lease
During the three months ended March 31, 2017, the Company executed an amendment to extend its office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.3 million over the five year term, net of certain concessions granted.

Liquidity and Capital Resources

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to shareholders, other costs and expenses, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash, revenues from remaining operating properties, income from anticipated investment activities, and proceeds from the disposition of our existing loan and REO assets held for sale. To the extent there is a shortfall in available cash, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to fund a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

 At March 31, 2017, we had cash and cash equivalents of $48.2 million, as well as REO held for sale of $17.9 million and loans held for sale of $0.4 million, which we believe are sufficient to cover our liquidity needs over the next twelve months. However, our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our requirements for liquidity as of and for the three months ended March 31, 2017.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $2.9 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, interest on borrowings and litigation settlement payments and related costs.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $90.7 million and $4.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash from investing activities is attributed primarily to increased proceeds from the disposal of assets, coupled with decreases in capitalized REO capital costs and offset by decreases in mortgage loan collections. Proceeds received from the sale of REO assets totaled $91.6 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. Mortgage loan collections totaled $0.0 million and $7.6 million during the three months ended March 31, 2017 and 2016, respectively. Additionally, capital investments in real estate owned decreased year over year totaling $0.9 million and $5.4 million during the three months ended March 31, 2017 and 2016, respectively.

Cash Used In Financing Activities.

Net cash used in financing activities was $51.0 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively. The primary reason for the increase in cash flows used in financing activities is the repayment of notes payable. During the three months ended March 31, 2017 and 2016, we repaid notes in the aggregate amount of $50.0 million and $5.4 million, respectively. We also made dividend payments of $0.5 million for each of the three month periods ended March 31, 2017 and 2016.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of March 31, 2017, there have been no significant changes in our critical accounting policies from December 31, 2016, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed financial statements included with this Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2017.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of March 31, 2017.
This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

PART II

ITEM 1.    LEGAL PROCEEDINGS.

The status of our legal proceedings is provided in Note 10 - “Commitments and Contingencies - Legal Matters” of the accompanying unaudited condensed consolidated financial statements and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or results of operations. The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued 388,332 shares of common stock pursuant to previous restricted stock awards.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS

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

3.3
Amended and Restated Certificate of Designation for of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (filed as Exhibit 3.3 to Annual Report on Form 10-K/A on May 3, 2017 and incorporated herein by reference).

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

10.12††(1)	Form of Restricted Stock Award Agreements.

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

10.27
Real Property Purchase Agreement and Escrow Instructions by and between IMH Gabella, LLC and Bigos-Gabella, LLC dated October 21, 2016 (filed as Exhibit 10.27 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.28
Purchase and Sale Agreement by and between L’Auberge Newco, LLC and Orchards Newco, LLC and DiamondRock Acquisition, LLC dated February 22, 2017 (filed as Exhibit 10.28 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.29
Executive Employment Agreement between IMH Financial Corporation and Samuel J. Montes dated April 11, 2017(filed as Exhibit 10.29 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.30
Preferred shares Series B-2 Purchase Agreement between SRE Monarch, LLC and Chase Funding dated April 11, 2017 (filed as Exhibit 10.30 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.31	Investment Agreement between IMH Financial Corporation and Chase Funding dated April 11, 2017 (filed as Exhibit 10.31 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

21.1*	List of Subsidiaries.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	May 12, 2017	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	May 12, 2017
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	May 12, 2017
Samuel J. Montes	and Principal Accounting Officer)