Form 10-Q
period 2017-06-30
IMH Financial Corp
filed 2017-08-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

The registrant had 1,059,364 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock. The Preferred Stock is collectively convertible, and when combined with outstanding common stock would convert into 24,453,426 outstanding common shares as of August 14, 2017.

IMH Financial Corporation
June 30, 2017 Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Cash and Cash Equivalents	$39,739	$9,702
Funds Held by Lender and Restricted Cash	611	177
Mortgage Loans, Net	7,461	378
Real Estate Held for Sale	14,595	17,837
Other Real Estate Owned	19,423	15,501
Other Receivables	2,241	1,125
Investment in Unconsolidated Entities	4,099	6,522
Other Assets	274	628
Property and Equipment, Net	450	284
Assets of Discontinued Operations	674	94,112
Total Assets	$89,567	$146,266
Liabilities
Accounts Payable and Accrued Expenses	$3,722	$3,237
Accrued Property Taxes	157	219
Dividends Payable	534	539
Accrued Interest Payable	298	379
Customer Deposits and Funds Held for Others	626	264
Notes Payable, Net of Discount	14,343	14,046
Notes Payable and Special Assessment Obligations, Held for Sale	3,269	3,581
Liabilities of Discontinued Operations	554	55,184
Total Liabilities	23,503	77,449
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 shares outstanding; liquidation preference of $39,570	33,474	32,143

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 18,079,523 and 17,552,139 shares issued at June 30, 2017 and December 31, 2016; 16,253,426 and 15,922,321 shares outstanding at June 30, 2017 and December 31, 2016, respectively	181	176
Less: Treasury stock at cost, 1,826,096 and 1,629,818 shares at June 30, 2017 and December 31, 2016, respectively	(6,170)	(5,948)
Paid-in Capital	716,943	718,911
Accumulated Deficit	(679,874)	(678,778)
Total IMH Financial Corporation Stockholders’ Equity	31,080	34,361
Noncontrolling Interests	1,510	2,313
Total Stockholders’ Equity	32,590	36,674
Total Liabilities and Stockholders’ Equity	$89,567	$146,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Operating Property Revenue	$654	$1,155	$1,682	$2,361
Management Fees, Investment and Other Income	360	77	508	171
Mortgage Loan Income, Net	44	96	52	313
Total Revenue	1,058	1,328	2,242	2,845
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	620	759	1,439	1,631
Expenses for Non-Operating Real Estate Owned	170	133	336	291
Professional Fees	1,193	1,262	2,122	2,223
General and Administrative Expenses	2,613	1,947	4,358	3,862
Interest Expense	441	1,256	874	2,264
Depreciation and Amortization Expense	49	384	93	659
Total Operating Expenses	5,086	5,741	9,222	10,930
Recovery of Credit Losses, (Gain) Loss on Disposal, and Equity Method Loss from Unconsolidated Entities
(Gain) Loss on Disposal of Assets, Net	(1,683)	226	(1,715)	(22)
Recovery of Credit Losses, Net	(272)	(120)	(338)	(120)
Equity Method Loss from Unconsolidated Entities, Net	52	46	171	190
Total Recovery of Credit Losses, (Gain) Loss on Disposal and Equity Method Loss from Unconsolidated Entities	(1,903)	152	(1,882)	48
Total Costs and Expenses	3,183	5,893	7,340	10,978
Loss from Continuing Operations, Before Provision for Income Taxes	(2,125)	(4,565)	(5,098)	(8,133)
Provision for Income Taxes	—	—	—	(2)
Loss from Continuing Operations, Net of Tax	(2,125)	(4,565)	(5,098)	(8,135)
Income (Loss) from Discontinued Operations, Net of Tax	(240)	40	4,736	(1,157)
Net Loss	(2,365)	(4,525)	(362)	(9,292)
(Income) Loss Attributable to Noncontrolling Interest Income Allocation	(755)	18	(734)	73
Cash Dividend on Redeemable Convertible Preferred Stock	(533)	(533)	(1,061)	(1,067)
Deemed Dividend on Redeemable Convertible Preferred Stock	(672)	(620)	(1,331)	(1,227)
Net Loss Attributable to Common Shareholders	$(4,325)	$(5,660)	$(3,488)	$(11,513)
Earnings (Loss) per Common Share
Basic and Diluted, Continuing Operations	$(0.25)	$(0.36)	$(0.51)	$(0.65)
Basic and Diluted, Discontinued Operations	$(0.01)	$—	$0.29	$(0.07)
Net Basic and Diluted, Loss Per Share	$(0.26)	$(0.36)	$(0.22)	$(0.72)
Basic and Diluted Weighted Average Common Shares Outstanding	16,154,341	15,922,321	16,121,992	15,910,197
 The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2017
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	17,552,139	$176	1,629,818	$(5,948)	$718,911	$(678,778)	$34,361	$2,313	$36,674
Net Income (Loss)	—	—	—	—	—	(1,096)	(1,096)	734	(362)
Decrease in Noncontrolling Interest due to Profit Participation	—	—	—	—	—	—	—	(1,537)	(1,537)
Dividends Declared on Redeemable Convertible Preferred Stock	—	—	—	—	(1,061)	—	(1,061)	—	(1,061)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(1,331)	—	(1,331)	—	(1,331)
Stock-Based Compensation	527,383	5	—	—	424	—	429	—	429
Treasury Stock	—	—	196,278	(222)	—	—	(222)	—	(222)
Balance at June 30, 2017	18,079,522	$181	1,826,096	$(6,170)	$716,943	$(679,874)	$31,080	$1,510	$32,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(362)	$(9,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity Method Loss from Unconsolidated Entities	171	190
Stock-Based Compensation and Option Amortization	429	425
Stock-Based Compensation Related to Purchase of Treasury Stock	116	—
Gain on Disposal of Assets	(8,506)	(22)
Amortization of Deferred Financing Costs	447	749
Depreciation and Amortization Expense	371	2,239
Accretion of Discount on Notes Payable	397	345
Other Non-Cash Recovery of Credit Losses	(228)	—
Changes in operating assets and liabilities:
Accrued Interest Receivable	(83)	5
Other Receivables	(211)	(164)
Other Assets	608	(116)
Accrued Property Taxes	(191)	(88)
Accounts Payable and Accrued Expenses	(2,109)	489
Customer Deposits and Funds Held for Others	1,497	678
Accrued Interest Payable	(401)	131
Funds Held by Lender and Restricted Cash	1,383	918
Total adjustments, net	(6,310)	5,779
Net cash used in operating activities	(6,672)	(3,513)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	—	3,044
Proceeds from Sale of Real Estate Owned and Operating Properties	97,052	3,292
Purchases of Property and Equipment	(260)	(18)
Mortgage Loan Fundings and Protective Advances	(7,000)	—
Proceeds from Mortgage Note Receivable	—	7,632
Investment in Unconsolidated Entities	(1,810)	(135)
Investment in Real Estate Owned and Other Operating Properties	(1,069)	(8,250)
Funds Held by Lender and Restricted Cash	246	516
Net cash provided by investing activities	87,159	6,081
FINANCING ACTIVITIES
Proceeds from Notes Payable	—	6,574
Debt Issuance Costs Paid	(100)	(504)
Repayments of Notes Payable	(50,257)	(5,616)
Repayments of Capital Leases	(2)	(11)
Dividends Paid	(1,066)	(1,073)
Purchase of Treasury Stock	(338)	—
Distributions to Noncontrolling Interests	(9)	—
Net cash used in financing activities	(51,772)	(630)

	Six months ended June 30,
	2017	2016

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,715	1,938
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,449	7,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	40,164	9,541
CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, END OF PERIOD	425	1,406
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, END OF PERIOD	$39,739	$8,135

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,500	$1,891
Cash paid for taxes	$5	$—
Non-Cash Investing and Financing Transactions:
Capital Expenditures in Accounts Payable and Accrued Expenses	$446	$2,916
Capital Lease and Other Liabilities Assumed by Buyer in Sale of Property	$4,187	$—
Decrease in Non-Controlling Interests through Profit Participation	$(1,537)	$—
Non-cash Recovery of Credit Losses	$(228)	$—
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Liquidity

As of June 30, 2017, our accumulated deficit aggregated $679.9 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets, and the high cost of our previous debt financing. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2016 which, along with proceeds from asset sales, have been our primary sources of working capital. In February 2017, we sold our Sedona hotels, generating net cash of $42.2 million after payment of expenses and related debt.

As of June 30, 2017, we had (i) cash and cash equivalents of $39.7 million and (ii) held for sale REO assets with a carrying value of $14.6 million. We continue to evaluate potential disposition strategies for our remaining REO assets.

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

While we have been successful in securing financing through June 30, 2017 to provide adequate funding for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

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

Comprehensive income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items during the three and six months ended June 30, 2017 and 2016. Accordingly, comprehensive income (loss) is equal to net income (loss) for those periods.

Funds Held by Lender and Restricted Cash

In February 2017, the senior lender-controlled reserve accounts held at December 31, 2016 were released to us upon sale of the Sedona hotels which were the underlying collateral. However, as an accommodation to the buyer of the hotels and in order to provide for a smooth transition, we established certain operating accounts in our capacity as property manager, in our name for the benefit of the buyer, until such time that new accounts could be established in the name of the buyer. Upon opening of the buyer’s new accounts, these temporary accounts will be closed. Since these accounts are legally in the name of the Company, we have presented the balances of these accounts, totaling $0.6 million at June 30, 2017, in restricted cash with an offsetting liability to funds held for others.

Management Fee Revenue Recognition

Our revenues include base management and incentive management fees from management of hotels. Management fees are typically composed of a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. We recognize base management fees as revenue when we earn them under the contracts. In interim periods and at year-end, we recognize incentive management fees that would be due as if the contracts were to terminate at that date, exclusive of any termination fees payable or receivable by us.

Mortgage Investment Revenue Recognition

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 360 or 365 day year, in accordance with the related mortgage loan terms. We do not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related fair value of the collateral is less than the total principal, accrued interest and related costs. We may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as we expect that income recognized in such cases is probable of collection. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy is to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest or more than 90 days past scheduled maturity, whichever comes first. Mortgage loans classified as held for sale are recorded on the lower of carrying value or fair value less cost to sell.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

We do not typically remove a loan from non-accrual status until (a) the borrower has brought the respective loan current as to the payment of past due interest, and (b) we are reasonably assured as to the collection of all contractual amounts due under the loan based on the value of the underlying collateral of the loan, the receipt of additional collateral required and the financial ability of the borrower to service our loan.

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

We generally allocate cash receipts first to interest, except when such payments are specifically designated by the terms of the loan as a principal reduction. Loans with a principal or interest payment one or more days delinquent are in technical default and are subject to various fees and charges including default interest rates, penalty fees and reinstatement fees. Often these fees are negotiated in the normal course of business and, therefore, not subject to estimation. Accordingly, revenue for such fees is recognized over the remaining life of the loan as an adjustment to the interest income yield.

We defer fees for loan originations, processing and modifications, net of direct origination costs, at origination and amortize such fees as an adjustment to interest income using the effective interest method. Revenue for non-refundable commitment fees is recognized over the remaining life of the loan as an adjustment to the interest income yield.

We defer premiums or discounts arising from acquired loans at acquisition and amortize such premiums or discounts as an adjustment to interest income over the contractual term of the related loan using the effective interest method. We include the unamortized portion of the premium or discount as a part of the net carrying value of the loan on the condensed consolidated balance sheets. Costs not directly paid to the seller of the loan are expensed as incurred and not amortized, except for any fees paid directly to the seller.

Reclassifications

Certain reclassifications have been made to 2016 amounts to conform to the current year presentation. See “Note 8 – Segment Information” for additional information regarding these reclassifications. In February 2017, the Company entered into an agreement to sell the Sedona hotels to a third party, at which time such assets met the criteria for held for sale classification. Due to the material nature of the Sedona hotel operations, the disposition of this asset group was deemed to represent a strategic shift that will have a major effect on our current operations and financial results under GAAP. Accordingly, this also caused the reclassification of the respective assets, liabilities, revenues and expenses related to the Sedona hotels to be presented as Assets from discontinued operations and Liabilities from discontinued operations in the condensed consolidated balance sheets, and Income (Loss) from discontinued operations, net of tax in the condensed consolidated statements of operations, respectively. See Note 12 for a summary of discontinued operations. The balance of Mortgage Loans Held for Sale, Net as of December 31, 2016 was reclassified to Mortgage Loans, Net in the condensed consolidated balance sheets to conform with the Company’s determination that such assets did not meet the applicable accounting criteria of held for sale as of that date.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on our operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This update applies to entities that enter into contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In 2015, the FASB voted to defer ASU 2014-09. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. We expect to adopt this guidance effective January 1, 2018 using the modified retrospective application. As a result of the sale of the Sedona hotels in February 2017, the Company no longer owns any assets giving rise to significant hospitality revenues. As such, unless and until we acquire other hotel assets, we do not expect to record direct revenues for hotel operations.  Simultaneously with the sale, the Company entered into a hotel management agreement with the buyer to manage the day-to-day operations of the hotels which will generate a new revenue source for the Company. The Company is in the initial stages of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements of operations resulting from this new revenue source.  We will continue our evaluation of the standards update through the date of adoption.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE LOANS, NET

Lending Activities

The Company did not originate any loans during the six months ended June 30, 2017 or 2016. During the six months ended June 30, 2017, the Company purchased one new mezzanine loan from a related party (fully described in Note 11) at a discount for $7.0 million, with a face value of $7.6 million and incurred and expensed costs related to underwriting the loan of $0.2 million. The loan is collateralized by a pledge of 100% of the direct equity interests in the owner of an office building located in St. Louis, Missouri. The loan had an original maturity date of September 9, 2016 with three one-year extensions, the second of which was exercised by the borrower subsequent to June 30, 2017. The loan has an annual interest rate of 9.5% plus one-month LIBOR. The discount is being amortized over the term of the loan using the effective interest method.

As of June 30, 2017, the Company had four loans outstanding with an aggregate average principal and interest balance of $5.2 million, two of which were performing loans with an average outstanding principal and accrued interest balance of $4.0 million and bearing a weighted average interest rate of 10.6%. As of December 31, 2016, the Company had three loans with an aggregate average principal and interest balance of $4.4 million, one of which was performing with an outstanding principal and accrued interest balance of $0.4 million and bearing an interest rate of 11%. As of June 30, 2017 and December 31, 2016, the Company had two non-performing loans which have been fully reserved and have a zero carrying value. During the six months ended June 30, 2017 and 2016, we recorded mortgage interest income of $0.1 million and $0.3 million, respectively. During the three months ended June 30, 2017 and 2016 we recorded mortgage interest income of $44.0 thousand and $0.1 million, respectively. As of June 30, 2017 and December 31, 2016, the valuation allowance was $12.7 million and represented 63.0% and 97.1%, respectively, of the total outstanding loan principal and interest balances.

Loan Sales and Payoffs

We did not sell any mortgage loans during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company sold one loan with a carrying value of $3.1 million for a net loss of $0.1 million.

During the six months ended June 30, 2017, we did not collect any mortgage payments. During the six months ended June 30, 2016, we collected mortgage loan payoffs totaling $7.6 million.

Given the non-performing status of our legacy loans, we do not expect to receive any loan payoffs on loans that are past their respective maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances, or sell such loans in order to protect collateral, maximize return, or generate additional liquidity.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

At June 30, 2017, we held total REO assets of $34.0 million, of which $14.6 million were held for sale and $19.4 million were classified as other real estate owned. At December 31, 2016, we held total REO assets of $122.1 million, of which $17.8 million was held for sale, $88.7 million were held as operating properties (which have been reclassified as assets of discontinued operations on the accompanying condensed consolidated balance sheets), and $15.5 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of June 30, 2017 and December 31, 2016, respectively, by method of acquisition, is as follows (in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Real Estate Held for Sale	$13,595	$17,717	$1,000	$917	$—	$(797)	$14,595	$17,837
Discontinued Operations	—	83,652	—	14,079	—	(8,997)	—	88,734
Other Real Estate Owned	8,025	8,356	11,398	7,145	—	—	19,423	15,501
Total	$21,620	$109,725	$12,398	$22,141	$—	$(9,794)	$34,018	$122,072

Following is a roll-forward of REO activity from December 31, 2016 to June 30, 2017 (dollars in thousands):

	Operating Properties	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balances at December 31, 2016	$88,734	2	$17,837	10	$15,501	7	$122,072
Additions:
Capital Costs Additions	649	—	230	—	190	—	1,069
Consolidation of Park City Development, LLC Interest in Lakeside JV	—	—	—	—	4,062	1	4,062
Transfer to held for sale	(89,115)	(2)	89,115	2	—	—	—
Reductions:
Cost of Properties Sold	10	—	(92,587)	(4)	(330)	—	(92,907)
Depreciation and Amortization	(278)	—	—	—	—	—	(278)
Balances at June 30, 2017	$—	—	$14,595	8	$19,423	8	$34,018

As discussed in Note 5, we acquired the remaining interest of Park City Development, LLC in Lakeside JV. Following the acquisition of that interest, we were deemed to control the entity and changed our accounting for the investment from an unconsolidated equity investment to a consolidated investment, at which time we recorded the related real estate, other assets and liabilities. During the six months ended June 30, 2017, the Company sold REO from four projects (in whole or portions thereof), for $97.1 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $8.5 million, of which $6.8 million is included as a component of discontinued operations in the unaudited condensed consolidated statement of operations. During the six months ended June 30, 2016, we sold five REO assets (or portions thereof) for $3.3 million (net of transaction costs and other non-cash adjustments), resulting in a total net gain of less than $0.1 million.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2017 and 2016, these costs and expenses were $1.1 million ($0.3 million of which is included in income from discontinued operations) and $6.9 million ($6.0 million of which is included in loss from discontinued operations), respectively. For the six months ended June 30, 2017 and 2016, these costs and expenses were $5.8 million ($4.0 million of which is included in income from discontinued operations) and $12.6 million

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

($10.7 million of which is included in income from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.1 million and $8.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

As of December 31, 2016, the Sedona hotel assets represented 60.6% of the Company’s total assets and constituted an individually significant component of the Company’s business. The Sedona assets contributed pretax loss of $0.2 million for the three months ended June 30, 2017, and $40.0 thousand in pretax income for the three months ended June 30, 2016.

Based on material nature of the hotel assets, the operations and gain on sale of the Sedona hotels is reported as discontinued operations on the financial statements. See Note 12, Discontinued Operations, for additional information.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENTS
Park City, Utah Lakeside Investment

In January 2017, Lakeside DV Holdings, LLC (“LDV Holdings”), a wholly-owned subsidiary of the Company, purchased the interest held in Lakeside JV by Park City Development, LLC (“PCD”) for $0.7 million and terminated PCD as manager. Upon purchase of PCD’s interest, LDV Holdings became the sole owner of Lakeside JV. As a result, Lakeside JV became a consolidated entity of the Company. The Company’s investment in Lakeside JV was previously accounted for under the equity method.

Equity Interests Acquired through Guarantor Recoveries

The Company has acquired certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements while others have been accounted for under the equity method of accounting, depending on the extent of the Company’s financial interest in each such entity.

The Company’s ownership interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $4.1 million and $3.1 million at June 30, 2017 and December 31, 2016, respectively.

In addition, during the six months ended June 30, 2017, the Company advanced a total of $0.6 million to five partnerships under the terms of certain note agreements secured by the assets of the respective partnerships. The outstanding principal of such notes totaled $1.0 million at June 30, 2017, had interest rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.25% at June 30, 2017) to 8% and mature no later than July 31, 2018.

During the three months ended June 30, 2017, the general partner of one of the five partnerships made a capital call of all partners to fund various operating and capital requirements. While the Company met its obligation under this request, none of the remaining partners did so, at which point the Company funded those portions as well totaling $1.1 million. As a result of the other partners’ failure to make the required contributions, the general partner declared a default by such limited partners under the terms of the partnership agreement and assigned those interests to the Company’s limited partner subsidiary. The assignment is being contested by one of the limited partners. As a result of the legal contingency of this matter, while we have recorded the contributions made by the Company in our investment in unconsolidated entities in the accompanying condensed consolidated balance sheets, we have not recorded the possible effects of recording those additional limited partner interests as of June 30, 2017.

Summarized Financial Information of Unconsolidated Entities (unaudited)

The following presents certain summarized financial information of the entities in which the Company holds investments that are recorded on the equity method as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Total assets	$15,578	$19,456
Total liabilities	7,078	6,269

During both the six months ended June 30, 2017 and 2016, the equity loss recorded on these equity method investments in the accompanying condensed consolidated statements of operations was $0.2 million. During the three months ended June 30, 2017 and 2016, the equity loss recorded on these equity method investments in the accompanying condensed consolidated statements of operations was $0.1 million and $46.0 thousand, respectively.

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

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of five valuation approaches (as applicable), or a combination of such approaches, in determining the fair value of the underlying collateral of each loan, REO held for sale and Other REO asset: (i) the development approach; (ii) the income capitalization approach; (iii) the sales comparison approach; or (iv) the receipt of recent offers on specific properties. The development, income capitalization, and sales comparison approach use significant unobservable inputs and are therefore classified as Level 3 inputs. A recent offer is an observable input and is therefore considered a Level 2 input. The valuation approach taken depends on several factors including:

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are based on assumptions that we believe market participants for those assets would also use. During the three months ended June 30, 2017, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant REO assets. In addition, our fair value analysis included a consideration of management’s pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the three and six months ended June 30, 2017:

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

3.
For the three and six months ended June 30, 2017, given the lack of significant change in overall general market conditions, we performed an internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the property, our direct knowledge of local market activity affecting the property, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2016 remained generally applicable at June 30, 2017, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three and six months ended June 30, 2017 and 2016. However, we recorded other net recoveries of credit losses totaling $0.3 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, resulting from the collection of cash and other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the period. We recorded $0.3 million and $0.1 million in other net recoveries of credit losses for the six months ended June 30, 2017 and 2016, respectively. We recorded no impairment charges for real estate owned during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, the valuation allowance totaled $12.7 million, representing 63.0% and 97.1%, respectively, of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of June 30, 2017, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of June 30, 2017 based on currently available

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

There were no losses recorded during the three and six months ended June 30, 2017 or the three and six months ended June 30, 2016 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of June 30, 2017 or 2016.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At June 30, 2017 and December 31, 2016, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Note Payables, Net of Discount, Continuing Operations
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (5.75% and 5.5% at June 30, 2017 and December 31, 2016, respectively), matures December 31, 2019.	$5,940	$5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net of discount of $1.7 million and $2.1 million at June 30, 2017 and December 31, 2016, respectively, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019.	8,503	8,106
Total Notes Payable, Continuing Operations	14,443	14,046
Less: Deferred Financing Costs of Notes Payable, Continuing Operations	(100)	—
Total Notes Payable, Continuing Operations, Net	$14,343	$14,046

Notes Payable and Special Assessment Obligations, Assets Held for Sale
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, maturing various dates through April 30, 2030.	$2,919	$3,067
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022.	350	514
Total Notes Payable and Special Assessment Obligations, Held for Sale	$3,269	$3,581

Note Payables, Net of Discount, Discontinued Operations*
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) one-month LIBOR plus 6.75%, actual interest of 7.40% at December 31, 2016, original maturity of February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company. This note payable was repaid in February 2017 upon sale of the underlying collateral.	$—	$50,000
Total Notes Payable, Discontinued Operations	—	50,000
Less: Deferred Financing Costs of Notes Payable, Discontinued Operations	—	(447)
Total Notes Payable, Discontinued Operations, Net	$—	$49,553
* This note was paid off in connection with the sale of the Sedona assets and has been reclassified into Liabilities of discontinued operations as of December 31, 2016 in the accompanying condensed consolidated balance sheet.

Interest expense for the three months ended June 30, 2017 and 2016 was $0.4 million and $2.3 million, respectively, of which none and $1.0 million, respectively, is included in income from discontinued operations in the accompanying condensed consolidated statements of operations. Interest expense for the six months ended June 30, 2017 and 2016 was $1.9 million and $4.4 million, respectively, of which $1.1 million and $2.1 million, respectively, is included in income from discontinued operations in the accompanying condensed consolidated statements of operations.

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

Land Purchase Financing

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

Other Notes Payable Activity

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable, guaranteed by the Company, was scheduled to mature on April 30, 2016, and bore interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) plus 1.25% or (ii) 4.5%. During the six months ended June 30, 2016, we repaid the BOC Facility in full upon collection of the mortgage receivable that served as collateral for that loan.
Note Payable to Related Party

In December 2014, the Company borrowed $5.0 million from SRE Monarch Lending, LLC (“SRE Monarch”) pursuant to an unsecured non-revolving credit facility (“SRE Note”). The Company used the loan proceeds to make a scheduled payment under the Company’s then-senior loan. SRE Monarch is a related party of Seth Singerman, one of the Company’s prior directors and an affiliate of one of our prior preferred equity holders.

During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to December 22, 2016. The Company paid all accrued interest at the date of each amendment and paid various extension fees totaling $0.2 million during the six months ended June 30, 2016, which fees were amortized over the loan term. The SRE Note was repaid in full in December 2016.

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

Under terms of the SRE Revolver, the Company was obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds upon sale of the land that served as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"). In the event that no sale of the collateral occurred or was expected to occur prior to the Facility Exit Date, we were obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. In the first quarter of 2017, we paid SRE Monarch $0.2 million to settle this obligation, at which time the lien on the collateral was removed.

Notes Payable and Special Assessment Obligations, Assets Held for Sale

As of June 30, 2017 and December 31, 2016, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $3.3 million and $3.6 million, respectively. These obligations are described below.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

One of the special assessment obligations had an outstanding balance of $2.9 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.4 million at June 30, 2017. We made principal payments of $0.1 million on this special assessment obligation during the six months ended June 30, 2017.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of and $0.3 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and secured by certain real estate classified as REO held for sale consisting of 3.9 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $1.2 million at June 30, 2017. We made principal payments of $0.1 million on this special assessment obligation during the six months ended June 30, 2017. During the six months ended June 30, 2017, a portion of the property was sold. In conjunction with the sale, the buyer agreed to assume and additional $0.1 million of the special assessment obligation.

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

Our notes payable and special assessment obligations have the following scheduled maturities as of June 30, 2017 (in thousands):

Year	Amount
2017	$38
2018	231
2019	14,683
2020	245
2021	255
Thereafter	2,260
Total	$17,712

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

Condensed consolidated financial information for our reportable operating segments as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 is summarized as follows (in thousands):

	June 30,	December 31,
Balance Sheet Items	2017	2016
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$49,111	$41,071
Hospitality and Entertainment Operations	150	2,092
Corporate and Other	39,632	8,991
Consolidated Total	$88,893	$52,154

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Three Months Ended June 30, 2017
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$101	$884	$73	$1,058

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	620	—	620
Expenses for Non-Operating Real Estate Owned	170	—	—	170
Professional Fees	663	42	488	1,193
General and Administrative Expense	107	47	2,459	2,613
Interest Expense	133	—	308	441
Depreciation and Amortization Expense	—	—	49	49
Total Operating Expenses	1,073	709	3,304	5,086

Other Expenses
Gain on Disposal of Assets, Net	(1,514)	(169)	—	(1,683)
Recovery of Credit Losses, Net	(212)	—	(60)	(272)
Equity Loss from Unconsolidated Entities, Net	52	—	—	52
Total Other Expenses	(1,674)	(169)	(60)	(1,903)

Total Costs and Expenses, net	(601)	540	3,244	3,183
Income (Loss) from Continuing Operations before Income Taxes	702	344	(3,171)	(2,125)
Provision for Income Taxes	—	—	—	—
Loss from Discontinued Operations, Net of Tax	—	(240)	—	(240)
Net Income (Loss)	$702	$104	$(3,171)	$(2,365)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Three Months Ended June 30, 2016
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$620	$708	$—	$1,328

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	239	520	—	759
Expenses for Non-Operating Real Estate Owned	131	—	2	133
Professional Fees	791	—	471	1,262
General and Administrative Expense	16	—	1,931	1,947
Interest Expense	669	—	587	1,256
Depreciation and Amortization Expense	307	28	49	384
Total Operating Expenses	2,153	548	3,040	5,741

Other Expenses
Loss on Disposal of Assets, Net	226	—	—	226
Recovery of Credit Losses, Net	(120)	—	—	(120)
Equity Loss from Unconsolidated Entities, Net	46	—	—	46
Total Other Expenses	152	—	—	152

Total Costs and Expenses, Net	2,305	548	3,040	5,893
Income (Loss) from Continuing Operations before Income Taxes	(1,685)	160	(3,040)	(4,565)
Provision for Income Taxes	—	—		—
Income from Discontinued Operations, Net of Tax		40		40
Net Income (Loss)	$(1,685)	$200	$(3,040)	$(4,525)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Six Months Ended June 30, 2017
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$128	$1,995	$119	$2,242

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	1,439	—	1,439
Expenses for Non-Operating Real Estate Owned	336	—	—	336
Professional Fees	1,684	30	408	2,122
General and Administrative Expense	115	35	4,208	4,358
Interest Expense	265	—	609	874
Depreciation and Amortization Expense	—	—	93	93
Total Operating Expenses	2,400	1,504	5,318	9,222

Other Expenses
Gain on Disposal of Assets, Net	(1,546)	(169)	—	(1,715)
Recovery of Credit Losses, Net	(278)	—	(60)	(338)
Equity Loss from Unconsolidated Entities, Net	171	—	—	171
Total Other Expenses	(1,653)	(169)	(60)	(1,882)

Total Costs and Expenses, Net	747	1,335	5,258	7,340
Income (Loss) from Continuing Operations before Income Taxes	(619)	660	(5,139)	(5,098)
Provision for Income Taxes	—	—	—	—
Income from Discontinued Operations, Net of Tax	—	4,736	—	4,736
Net Income (Loss)	$(619)	$5,396	$(5,139)	$(362)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Six Months Ended June 30, 2016
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$1,137	$1,685	$23	$2,845

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	476	1,155	—	1,631
Expenses for Non-Operating Real Estate Owned	291	—	—	291
Professional Fees	1,286	—	937	2,223
General and Administrative Expense	42	—	3,820	3,862
Interest Expense	1,075	—	1,189	2,264
Depreciation and Amortization Expense	506	55	98	659
Total Operating Expenses	3,676	1,210	6,044	10,930

Other Expenses
Gain on Disposal of Assets, Net	(22)	—	—	(22)
Recovery of Credit Losses, Net	(120)	—	—	(120)
Equity Loss from Unconsolidated Entities, Net	190	—	—	190
Total Other Expenses	48	—	—	48

Total Costs and Expenses, Net	3,724	1,210	6,044	10,978
Income (Loss) from Continuing Operations before Income Taxes	(2,587)	475	(6,021)	(8,133)
Provision for Income Taxes	—	—	(2)	(2)
Loss from Discontinued Operations, Net of Tax	—	(1,157)	—	(1,157)
Net Loss	$(2,587)	$(682)	$(6,023)	$(9,292)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of June 30, 2017 or December 31, 2016.

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

Treasury Stock

During the six months ended June 30, 2017, we redeemed 196,278 shares of the common stock of the Company, which were part of an 850,000 restricted share grant awarded to the Company’s Chief Executive Officer pursuant to a restricted stock award agreement entered into in 2015 (the “Award Agreement”). The shares were redeemed by the Company pursuant to an election made by the Chief Executive Officer under Section 83(b) of the Internal Revenue Code of 1986, as amended (the “Code”) and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award. The Company paid $0.3 million for the redeemed shares, of which $0.2 million was determined to represent the fair value of the stock redeemed, with the difference of $0.1 million treated as compensation expense.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Share-Based Compensation

During the six months ended June 30, 2017, the Company issued 527,383 shares of common stock pursuant to previous restricted stock awards. During the six months ended June 30, 2017, the Company granted 322,262 shares of restricted stock to certain executives of the Company. Such granted restricted stock vests in three approximately equal parts on each of January 1, 2018, January 1, 2019, and January 1, 2020. There were 116,830 options to employees pursuant to our 2010 Employee Stock Incentive Plan granted during the six months ended June 30, 2017. Such options have an exercise price of $1.13 per share, vest over a three year term, and have an estimated fair value of $0.70 per option. During the six months ended June 30, 2017, no options were forfeited.

As of June 30, 2017, there were 854,667 fully vested stock options outstanding, 2,000,000 fully vested stock warrants outstanding and 2,499,254 restricted stock grants outstanding, of which 974,364 were vested.

Net stock-based compensation expense relating to the stock-based awards was $0.4 million and $0.6 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the three and six months ended June 30, 2017 or 2016. As of June 30, 2017, there was $0.8 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 0.78 years.

During the second quarter of 2017, we issued 73,128 shares of previously granted restricted common stock to our employees pursuant to the Company’s First Amended and Restated 2010 Employee Stock Incentive Plan. These restricted shares were included in the Company’s board approved grant of 86,207 restricted shares for the year ended December 31, 2016. Of the 86,207 shares authorized, 9,942 shares were forfeited due to subsequent employee terminations, and 3,136 shares were withheld by the Company pursuant to an election made by certain employees under Section 83(b) of the Code.

During the second quarter of 2017, the Company issued 100,000 shares of previously granted restricted common stock as part of the Executive Employment Agreement with Samuel Montes, the Company’s Chief Financial Officer. The agreement provides for the issuance of 50,000 shares upon the execution of the employment agreement and an additional 50,000 shares upon the filing of the Company’s 2016 Form 10-K. The restricted shares vest ratably on each anniversary of the Montes Employment Agreement over a three year period beginning on April 1, 2017. Pursuant to an election made by Mr. Montes under Section 83(b) of the Code and the award agreement, the Company reduced the issuance to 79,323 shares in order to satisfy the tax withholding requirements associated with the stock award.

In addition, during the second quarter of 2017, the Company issued a total of 116,772 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan for fiscal years 2015 and 2016 (“Director Compensation Plan”), of which 45,976 shares immediately vested and the balance vested on June 29, 2017.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three and six months ended June 30, 2017 and 2016, (amounts in thousands, except for per share data):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net Loss from Continuing Operations	$(2,125)	$(4,565)	$(5,098)	$(8,133)
Provision for Income Taxes	—	—	—	(2)
(Income) Loss attributable to noncontrolling interest loss allocation	(755)	18	(734)	73
Preferred dividends - cash and deemed	(1,205)	(1,153)	(2,392)	(2,294)
Net Loss from Continuing Operations attributable to common shareholders	(4,085)	(5,700)	(8,224)	(10,356)
Net Income (Loss) from Discontinued Operations attributable to common shareholders	(240)	40	4,736	(1,157)
Net Loss attributable to common shareholders	$(4,325)	$(5,660)	$(3,488)	$(11,513)

Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	16,154,341	15,922,321	16,121,992	15,910,197
Basic and diluted earnings per common share:
Net loss per share, Continuing Operations	$(0.18)	$(0.29)	$(0.36)	$(0.51)
Preferred dividends per share	(0.07)	(0.07)	(0.15)	(0.14)
Net loss per share, Continuing Operations, net	(0.25)	(0.36)	(0.51)	(0.65)
Net income (loss) per share, Discontinued Operations	(0.01)	—	0.29	(0.07)
Net loss attributable to common shareholders per share	$(0.26)	$(0.36)	$(0.22)	$(0.72)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	939,951	980,563	939,312	954,833
Restricted stock	916,492	843,334	789,197	855,458
Warrants to purchase common stock	2,000,000	2,000,000	2,000,000	2,000,000
Convertible preferred stock	8,200,000	8,200,000	8,200,000	8,200,000
Total	12,056,443	12,023,897	11,928,509	12,010,291

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

During both the three and six months ended June 30, 2017, we recorded cash and/or other asset recoveries of $0.3 million from guarantor settlements, insurance recoveries and other settlements, and $0.1 million for both the three and six months ended June 30, 2016.

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
Contractor Arbitration
During the year ended December 31, 2016, a subsidiary of the Company received notice of a Notice and Claim of Mechanic’s and Materialmen’s Lien against the L’Auberge de Sedona property in the amount of $0.4 million in connection with a construction

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES - continued

contract between the general contractor and that subsidiary. The claim was subject to binding arbitration, which occurred in April 2017. The arbitration resulted in an award to the contractor of $0.4 million plus legal fees, which has been recorded in the accompanying condensed consolidated financial statements.
We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Financial Institutions (Banking), and the SEC. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.
Extension of Office Lease
During the six months ended June 30, 2017, the Company executed an amendment to extend its office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.3 million over the five year term, net of certain concessions granted.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned legacy fees of $23.8 thousand and $0.6 million during the three and six months ended June 30, 2017, respectively. No legacy fees were earned during the three and six months ended June 30, 2016.

Chief Financial Officer Employment Agreement

The Company entered into Executive Employment Agreement, dated April 11, 2017, with Samuel Montes (the “Montes Employment Agreement”) to serve as the Company’s Chief Financial Officer. Mr. Montes has served as the Company’s interim Chief Financial Officer since April 8, 2016.

Under his employment agreement, Mr. Montes earns an annual base salary of $0.3 million and is also entitled to receive 11.5% of the Executive Bonus Pool as additional incentive-based compensation with a guaranteed minimum payment of $50,000 for fiscal 2016. The Montes Employment Agreement further provides for the grant of 50,000 shares of restricted Company common stock pursuant to a Restricted Stock Award Agreement issuable upon execution of the Montes Employment Agreement and an additional 50,000 shares issuable upon filing of the Company’s Form 10-K for the year ended December 31, 2016. The restricted shares vest ratably on each anniversary of the Montes Employment Agreement over a three year period beginning on April 1, 2017. Mr. Montes is also eligible for future equity grants as may be approved by the board of directors.

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

During the three months ended June 30, 2017 and 2016, we incurred base consulting fees to JCP of $0.2 million for each period. JCP earned legacy fees of $43.7 thousand and $1.1 million during the three and six months ended June 30, 2017, respectively.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

During the three and six months ended June 30, 2016, JCP earned $0.1 million in legacy fees. During both the six months ended June 30, 2017 and 2016, we incurred base consulting fees to JCP of $0.3 million.

Subsequent to June 30, 2017, the Consulting Agreement was extended for an additional one year period for an annual fee of $0.5 million.

SRE Fee Agreement

On July 24, 2014, the Company and SRE entered into a fee agreement (the “Fee Agreement”). No fees to SRE under the Fee Agreement or the First Amendment were incurred during the three and six months ended June 30, 2017 or the three and six months ended June 30, 2016. In April 2017, the parties terminated the Fee Agreement in connection with the consummation of the transactions contemplated by the Series B-2 Purchase Agreement.

Investment in Lakeside JV

During 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors by selling equity interest in LDV Holdings, of which $1.4 million was sold to various related parties, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal and other professional fees totaling $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, to that law firm. The Company incurred legal or other professional fees totaling $0.5 million and $0.4 million to that law firm during the six months ended June 30, 2017 and 2016. The Company had outstanding payables to that law firm totaling $6.0 thousand and $0.2 million as of June 30, 2017 and December 31, 2016, respectively.

Notes Receivable from Partnerships

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the unconsolidated partnerships to loan up to $0.7 million for the funding of various costs of such partnerships. Subsequent to June 30, 2017, the notes were amended to increase the collective lending facility to a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of June 30, 2017, the total principal advanced under these notes was $1.0 million and is included in other assets in the accompanying condensed balance sheet. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.25% at June 30, 2017) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships.

Purchase of Mezzanine Mortgage Loan Receivable

During the six months ended June 30, 2017, the Company purchased one new mezzanine loan from a related party who is an affiliate of a Preferred Shareholder, Chase Funding, at a discount for $7.0 million, with a face value of $7.6 million and incurred costs related to underwriting the loan of $0.2 million. The loan is collateralized by a pledge of 100% of the direct equity interests in the owner of an office building located in St. Louis, Missouri. The loan had an original maturity date of September 9, 2016 with three one-year extensions, the second of which was exercised by the borrower subsequent to June 30, 2017. The loan has an annual interest rate of 9.5% plus one-month LIBOR. The discount is being amortized over the term of the loan using the effective interest method.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — DISCONTINUED OPERATIONS

On February 28, 2017, we sold our two Sedona hotels in a combined cash transaction to DiamondRock Hospitality Company (“DiamondRock”) for $97.0 million resulting in a gain on sale of $6.8 million (net of selling costs). While the Company was not actively seeking to dispose of these assets, this sale resulted from an unsolicited offer received from a third party. In considering the offer, the Company determined that the price point was favorable to the Company based on review of available market data and elected to proceed with the transaction. In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. While the Company intends to continue to remain active in the hospitality industry through continued management of the two hotels located in Sedona, Arizona (“Sedona hotels”), the pursuit of additional hotels to manage, and the active pursuit of hospitality acquisition opportunities, the Company determined that the disposal of the Sedona hotels is required to be treated as discontinued operations accounting presentation under GAAP.

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

Balance Sheet

The following table summarizes the carrying amounts of the major classes of assets and liabilities for discontinued operations in the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$425	$1,747
Funds Held by Lender and Restricted Cash	—	2,063
Operating Properties, net	—	88,734
Other Receivables	153	831
Other Assets	96	737
Total Assets	$674	$94,112

Liabilities
Accounts Payable and Accrued Expenses	$554	$2,304
Customer Deposits and Funds Held for Others	—	2,170
Notes Payable, Net of Discount	—	49,553
Capital Lease Obligations	—	1,157
Total Liabilities	$554	$55,184

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the three and six months ended June 30, 2017 and 2016. The table below for the three and six months ended June 30, 2017 reflects the financial results for Sedona assets operations from January 1, 2017 through February 28, 2017.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$3	$7,866	$3,425	$13,231

Expenses:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	282	5,965	3,998	10,712
Interest Expense	—	1,048	1,075	2,096
Depreciation and Amortization Expense	—	813	278	1,580
Settlement and Related Costs	(56)	—	129	—
Gain on Disposal of Assets	17	—	(6,791)	—
Provision for Income Taxes	—	—	—	—
Income (Loss) from Discontinued Operations, Net of Tax	$(240)	$40	$4,736	$(1,157)

Interest expense

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the senior mortgage debt that was paid with the proceeds from the sale of the Sedona hotels. The total allocated interest expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest Expense	$—	$943	$628	$1,885
Amortization of Deferred Financing Fees	—	105	447	211
Total	$—	$1,048	$1,075	$2,096

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Information

The following table presents the total operating and investing cash flows and depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operations for the three and six months ended June 30, 2017 and 2016:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Cash flows from discontinued operating activities:	$—	$813	$278	$1,580
Depreciation	—	802	274	1,558
Amortization	—	11	4	22

Cash flows from discontinued investing activities:	$—	$1,056	$659	$4,840
Investment in Real Estate Owned	—	1,056	659	4,840

Non-Cash Investing and Financing Transactions:
Capital Expenditures in Accounts Payable and Accrued Expenses	$439	$303	$461	$512
Liabilities Assumed in Sale of property	$—	$—	$4,132	$—

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

Consulting Agreement with JCP Realty Advisors, LLC

Subsequent to June 30, 2017, the Consulting Agreement was extended for an additional one-year period for an annual fee of $0.5 million.

Notes Receivable from Partnerships

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the unconsolidated partnerships to loan up to $0.7 million for the funding of various costs of such partnerships. Subsequent to June 30, 2017, the notes were amended to increase the collective lending facility to $5.0 million to cover anticipated operating and capital expenditures.

Proposed Hotel Acquisition

Subsequent to June 30, 2017, the Company entered into a purchase and sale agreement with a third party to acquire a hotel consisting of 64 luxury guest rooms, indoor and outdoor function space, a full-service food and beverage outlet and restaurant, and a spa.  The purchase price is $36 million and the transaction is scheduled to close in early October 2017, pending completion of our due diligence procedures and securing the necessary financing.

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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a majority of the balance of our mortgage loans and other legacy real estate assets in the next 12 to 24 months, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages, hospitality assets, and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO assets and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may further increase our leverage.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a substantial portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we will foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that are contained in debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	our inability to manage through the on-going slow recovery of the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	a decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of June 30, 2017, we held mortgage and real estate assets with a carrying value of $41.5 million. Our REO held for sale are being marketed for disposition within the next twelve months. During the six months ended June 30, 2017, we sold our Sedona hotel operating assets for $92.0 million, net of transaction costs and other adjustments, which resulted in a net gain of $6.8 million, and generated net proceeds of $42.2 million, after repayment of $50.0 million in senior indebtedness. The buyer of the hotels retained the Company to provide hotel management services for an initial period of five years at standard industry terms. Aside from the Sedona hotels, an additional seven properties (or portions thereof) were sold during the six months ended June 30, 2017 for $5.0 million, net of transaction costs and other adjustments, which resulted in a net gain of $1.7 million. Properties sold during this period included our last remaining operating property, consisting of a golf course in Bullhead City, Arizona.

Our remaining REO held for sale are being marketed for disposition within the next twelve months. With cash and cash equivalents of $39.7 million at June 30, 2017, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures or other attractive investments, acquisitions of hospitality, or other real estate assets.

During the six months ended June 30, 2017, we recommenced our mortgage lending platform with the purchase of 1 new loan for $7.0 million, with a face value of $7.6 million. The loan has a maturity date of September 9, 2018 with an additional one-year extension option. The loan bears annual interest at a rate of 9.5% plus one-month LIBOR.

In addition to managing the hotel properties and pursuing real estate investment opportunities, management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. We recorded recovery income of $0.3 million during the six months ended June 30, 2017.

Key Operational Aspects

•
As a result of the sale of the Sedona hotels and pay-off of the related liabilities, the Company’s total assets were $89.6 million as of June 30, 2017 compared to $146.3 million as of December 31, 2016.

•
The Company’s net loss for the three and six months ended June 30, 2017 was $2.4 million and $0.4 million, respectively, compared to net losses of $4.5 million and $9.3 million for the three and six months ended June 30, 2016, respectively.

•
The Company’s total revenue from continuing operations decreased by $0.3 million and $0.6 million to $1.1 million and $2.2 million for the three and six months ended June 30, 2017, respectively, from the corresponding periods in 2016.

•
The Company’s basic and diluted net loss from continuing operations per common share for the three and six months ended June 30, 2017 were $0.25 and $0.51 compared to net loss from continuing operations per common share of $0.36 and $0.65 for the three and six months ended June 30, 2016.

Results of Operations for the Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Revenues (in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
Revenues:	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Property Revenue	$654	$1,155	$(501)	(43.4)%	$1,682	$2,361	$(679)	(28.8)%
Management Fees, Investment, and Other Income	360	77	283	367.5%	508	171	337	197.1%
Mortgage Loan Income, net	44	96	(52)	(54.2)%	52	313	(261)	(83.4)%
Total Revenue	$1,058	$1,328	$(270)	(20.3)%	$2,242	$2,845	$(603)	(21.2)%

Operating Property Revenue. For the three months ended June 30, 2017, operating property revenue was $0.7 million as compared to $1.2 million during the three months ended June 30, 2016, a decrease of $0.5 million or 43.4%. During the six months ended June 30, 2017, operating property revenue was $1.7 million compared to $2.4 million for the six months ended June 30, 2016, a decrease of $0.7 million or 28.8%. The year-over-year decrease in operating property revenue is primarily attributable to the sale of our multifamily residential operation in the fourth quarter of 2016, the sale of our Sedona hotels in the first quarter of 2017, and the sale of our Golf property in late second quarter of 2017.

Management Fees, Investment and Other Income. For the three months ended June 30, 2017, management fees, investment and other income was $0.4 million, an increase of $0.3 million, or 367.5%, over the three months ended June 30, 2016. The management fees, investment and other income for the six months ended June 30, 2017 was $0.5 million compared to $0.2 million during the same period in 2016, an increase of $0.3 million or 197.1%. The year-over-year increase is primarily attributable to the management fees we received for managing the Sedona hotels following their sale, and management fees earned under various partnership agreements.

Mortgage Loan Income. For the three months ended June 30, 2017, income from mortgage loans was $44.0 thousand, a decrease of $52.0 thousand from the three months ended June 30, 2016. For the six months ended June 30, 2017, income from mortgage loans was less than $0.1 million compared to $0.3 million for the six months ended June 30, 2016, a decrease of $0.3 million or 83.4%. The year-over-year decrease in mortgage loan income is primarily attributable to the lower number and average balance of income-earning loans in our loan portfolio during the period.

Costs and Expenses

Expenses (in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
Expenses:	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$620	$759	$(139)	(18.3)%	$1,439	$1,631	$(192)	(11.8)%
Expenses for Non-Operating Real Estate Owned	170	133	37	27.8%	336	291	45	15.5%
Professional Fees	1,193	1,262	(69)	(5.5)%	2,122	2,223	(101)	(4.5)%
General and Administrative Expenses	2,613	1,947	666	34.2%	4,358	3,862	496	12.8%
Interest Expense	441	1,256	(815)	(64.9)%	874	2,264	(1,390)	(61.4)%
Depreciation and Amortization Expense	49	384	(335)	(87.2)%	93	659	(566)	(85.9)%
(Gain) Loss on Disposal of Assets, Net	(1,683)	226	(1,909)	(844.7)%	(1,715)	(22)	(1,693)	7,695.5%
Recovery of Credit Losses, Net	(272)	(120)	(152)	126.7%	(338)	(120)	(218)	181.7%
Loss of Unconsolidated Subsidiaries	52	46	6	13.0%	171	190	(19)	(10.0)%
Total Costs and Expenses	$3,183	$5,893	$(2,710)	(46.0)%	$7,340	$10,978	$(3,638)	(33.1)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended June 30, 2017, operating property direct expenses were $0.6 million, a decrease of $0.1 million, or 18.3%, from $0.8 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, operating property direct expenses were $1.4 million compared to $1.6 million for the six months ended June 30, 2016, representing a decrease of $0.2 million or 11.8%. The year-over-year decrease in operating property direct expenses is primarily attributed to a decrease in the operating costs of our golf and restaurant operation which was sold late in the second quarter of 2017, in addition to a decrease resulting from the sale of our multifamily residential operation in the fourth quarter of 2016.

Expenses for Non-Operating Real Estate Owned. For the three months ended June 30, 2017, expenses for non-operating real estate owned assets were $0.2 million, an increase of $37.0 thousand or 27.8%, from $0.1 million for the three months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, expenses for non-operating real estate were $0.3 million. The slight year-over-year increase is primarily attributable to an increase in real estate taxes and asset repair and maintenance costs.

Professional Fees. For the three months ended June 30, 2017, professional fees were $1.2 million, a decrease of $0.1 million or 5.5%, from $1.3 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, professional fees were $2.1 million, a decrease of $0.1 million or 4.5%, from $2.2 million for the six months ended June 30, 2016. The year-over-year decrease in professional fees is primarily attributed to a reduction in enforcement and recovery related legal fees.

General and Administrative Expenses. For the three months ended June 30, 2017, general and administrative expenses were $2.6 million, an increase of 34.2%, from $1.9 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, general and administrative expenses were $4.4 million, an increase of $0.5 million or 12.8%, from $3.9 million for the six months ended June 30, 2016. The increase in general and administrative costs is primarily attributed to approved cash and stock-based executive compensation as well as one-time costs incurred in connection with the transfer of the preferred shareholder interest from SRE to JPM.

Interest Expense. For the three months ended June 30, 2017, interest expense was $0.4 million as compared to $1.3 million for the three months ended June 30, 2016, a decrease of $0.8 million, or 64.9%. For the six months ended June 30, 2017, interest expense was $0.9 million, a decrease of $1.4 million or 61.4% from $2.3 million for the six months ended June 30, 2016. The year-over-year decrease is attributed primarily to the payoff of several notes, including a $22.1 million construction loan and $9.0 million in related party indebtedness in the fourth quarter of 2016, as well as other secured and non-secured notes.

Depreciation and Amortization Expense. For the three months ended June 30, 2017, depreciation and amortization expense was $49.0 thousand, a decrease of $0.3 million, or 87.2%, from $0.4 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, depreciation and amortization expense was $0.1 million, a decrease of $0.6 million or 85.9%, from $0.7 million for the six months ended June 30, 2016. The year-over-year decrease is due primarily to the sales of the Gabella multifamily property in the fourth quarter of 2016 as well as the transfer of the Golf operating property to a held-for-sale property, resulting in the cessation of depreciation expense on that asset.

(Gain) Loss on Disposal of Assets. We sold seven REO assets (or portions thereof) for $5.0 million resulting in a gain of $1.7 million during the three months ended June 30, 2017. During the three months ended June 30, 2016, we sold three REO assets and one mortgage note for $4.7 million (net of selling costs) for a net loss of $0.2 million. During the six months ended June 30, 2017, we sold REO from 4 projects (in whole or portions thereof), resulting in a gain of $8.5 million (of which $6.8 million is included as a component of discontinued operations in the unaudited condensed consolidated statement of operations). During the six months ended June 30, 2016, we sold five REO assets and one mortgage note for $6.3 million (net of selling costs), resulting in a net gain of $22.0 thousand.

Recovery of Credit Losses. For both the three and six months ended June 30, 2017, we recorded recoveries of credit losses of $0.3 million in cash and other assets recovered from guarantors on certain legacy loans and from insurance recoveries received during the period. Recoveries of $0.1 million were recorded for both the three and six months ended June 30, 2016.

Equity Loss of Unconsolidated Subsidiaries. For the three months ended June 30, 2017 and 2016, we recorded net losses of unconsolidated subsidiaries in the amount of $52.0 thousand and $46.0 thousand, respectively. For both the six months ended June 30, 2017 and 2016, we recorded net losses of unconsolidated subsidiaries of $0.2 million. These losses resulted from allocations of various operating expenses combined with a lack of revenue from such partnerships.

Discontinued Operations. As described in Note 12 of this Form 10-Q, we sold our Sedona hotel assets on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the three and six months ended June 30, 2017 and 2016. For the three months ended June 30, 2017, our Sedona hotels contributed a net loss of $0.2 million (resulting primarily from the write-off of remaining accounts receivable), compared to net income of $40.0 thousand for the three months ended June 30, 2016. For the six months ended June 30, 2017, our Sedona hotels provided net income of $4.7 million (including a gain on sale of $6.8 million), compared to a net loss of $1.2 million for the six months ended June 30, 2016. In conjunction with the sale of the Sedona hotels, the $50.0 million note payable secured by the assets was repaid in full. This note payable has correspondingly been presented in the liabilities from discontinued operations as of December 31, 2016. See Note 12 of the accompanying condensed consolidated financial statements for additional information.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three months ended June 30, 2017 and 2016, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-Q, we sold our Sedona hotels on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the three and six months ended June 30, 2017 and 2016. While the Sedona hotels have been presented as discontinued operations in the accompanying condensed consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. Moreover, the Company is actively pursuing other attractive hospitality and entertainment assets.

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

A summary of the financial results for each of our operating segments during the three and six months ended June 30, 2017 and 2016 follows (in thousands):

Hospitality and Entertainment Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Consolidated Total	2016	% of Consolidated Total	2017	% of Consolidated Total	2016	% of Consolidated Total
Total Revenue	$884	83.6%	$708	53.3%	$1,995	89.0%	$1,685	59.2%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	620	100.0%	520	68.5%	1,439	100.0%	1,155	70.8%
Professional Fees	42	3.5%	—	—%	30	1.4%	—	—%
General and Administrative Expenses	47	1.8%	—	—%	35	0.8%	—	—%
Total operating expenses	709		520		1,504		1,155
Other Expenses:
Depreciation & Amortization Expense	—	—%	28	7.3%	—	—%	55	8.3%
Gain on Disposal of Assets	(169)	10.0%	—	—%	(169)	9.9%	—	—%
Other Expenses (Income)	(169)		28		(169)		55
Total Expenses	540	17.0%	548	9.3%	1,335	18.2%	1,210	11.0%
Net Income from Continuing Operations	$344	(16.2)%	$160	(3.5)%	$660	(12.9)%	$475	(5.8)%
Net Income (Loss) from Discontinued Operations, Net of Tax	$(240)	100.0%	$40	100.0%	$4,736	100.0%	$(1,157)	100.0%
Net Income (Loss) Attributable to Common Shareholders	$104	(2.4)%	$200	(3.5)%	$5,396	(154.7)%	$(682)	5.9%

For the three months ended June 30, 2017 and 2016, the hospitality and entertainment operations segment revenues were $0.9 million and $0.7 million, respectively. Net income from discontinued operations for the six months ended June 30, 2017 includes gain on the sale of the Sedona hotels of $6.8 million. For the six months ended June 30, 2017 and 2016, the hospitality and entertainment operations segment revenues were $2.0 million and $1.7 million, respectively.

For the three months ended June 30, 2017 and 2016, the hospitality and entertainment operations segment contributed 83.6% and 53.3%, respectively, of total consolidated revenues. For the six months ended June 30, 2017 and 2016, the segment contributed 89.0% and 59.2%, respectively, of total consolidated revenues. The year-over-year increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to increased revenues at our hotel operations coupled with a lack of other income-producing assets and the sale of various assets and loans in our legacy portfolio.

Similarly, during the three months ended June 30, 2017 and 2016, the hospitality and entertainment operations segment constituted the majority of consolidated operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 19.8% and 26.6% for the three months ended June 30, 2017 and 2016, respectively, and contributed 24.6% and 31.5% for the six months ended June 30, 2017 and 2016, respectively. The decrease in net operating income percentages for the three and six months ended June 30, 2017, as compared to the same period in 2016, was primarily attributed to increased revenue offset by higher general and administrative costs, which are included in the operating property direct expense category.

Of the $0.7 million in total operating expenses for the three months ended June 30, 2017, the hospitality management company expenses attributed totaled $0.1 million. Of the $1.5 million in total operating expenses for the six months ended June 30, 2017, Management company expenses attributed towards $0.1 million.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $0.3 million and $0.2 million of the total consolidated net income from continuing operations for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the segment contributed $0.7 million and $0.5 million, respectively, of the total consolidated net income from continuing operations.

As previously noted, we sold our hotel properties in the first quarter of 2017 and our golf operation in the second quarter of 2017. Until we acquire other operations in the hospitality and entertainment industry segment, the revenue and expense contribution of this segment to total Company operations is expected to decline in future periods compared to previous levels.

Mortgage and REO – Legacy Portfolio and Other Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Consolidated Total	2016	% of Consolidated Total	2017	% of Consolidated Total	2016	% of Consolidated Total

Total Revenue	$101	9.5%	$620	46.7%	$128	5.7%	$1,137	40.0%
Expenses:
Operating Property Direct Expenses	—	—%	239	31.5%	—	—%	476	29.2%
Expenses for Non-Operating Real Estate Owned	170	100.0%	131	98.5%	336	100.0%	291	100.0%
Professional Fees	663	55.6%	791	62.7%	1,684	79.4%	1,286	57.8%
General and Administrative Expense	107	4.1%	16	0.8%	115	2.6%	42	1.1%
Total operating expenses	940		1,177		2,135		2,095
Other Expenses (Income):
Interest Expense	133	30.2%	669	53.3%	265	30.3%	1,075	47.5%
Depreciation & Amortization Expense	—	—%	307	79.9%	—	—%	506	76.8%
(Gain) Loss on Disposal of Assets, Net	(1,514)	90.0%	226	100.0%	(1,546)	90.1%	(22)	100.0%
Recovery of Credit Losses, Net	(212)	77.9%	(120)	100.0%	(278)	82.2%	(120)	100.0%
Earnings in Unconsolidated Subsidiaries	52	100.0%	46	100.0%	171	100.0%	190	100.0%
Other Expenses (Income)	(1,541)		1,128		(1,388)		1,629
Total Expenses (Income)	(601)	(18.9)%	2,305	39.1%	747	10.2%	3,724	33.9%
Net Income (Loss)	$702	(33.0)%	$(1,685)	36.9%	$(619)	12.1%	$(2,587)	31.8%
Net (Income) Loss Attributable to Noncontrolling Interests	(755)	100.0%	18	100.0%	(734)	100.0%	73	100.0%
Net Loss Attributable to Common Shareholders	$(53)	1.2%	$(1,667)	29.5%	$(1,353)	38.8%	$(2,514)	21.8%

For the three months ended June 30, 2017 and 2016, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 9.5% and 46.7%, respectively, of total consolidated revenues. For the six months ended June 30, 2017 and 2016, the segment contributed 5.7% and 40.0%, respectively, of total consolidated revenues. The year-over-year decrease in segment revenue as a percentage of total revenue for the three and six months ended June 30, 2017 resulted primarily from the sale of the Gabella multifamily leasing operation in December 2016, coupled with reduced mortgage loan and investment income due to real estate asset sales and payoffs of certain mortgage loans.

For the three months ended June 30, 2017 and 2016, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated expenses (income), net of gains, of $(0.6) million and $2.3 million, respectively. For the six months ended June 30, 2017 and 2016, the segment recorded total consolidated expenses, net of gain, of $0.7 million and $3.7 million, respectively. The year-over-year decrease in net expenses for the three and six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to (i) increased recoveries from prior credit losses through asset collections from guarantors as a result of our enforcement and collection efforts, (ii) gains from the sale of REO assets (or portions thereof), (iii) decreases in operating property expenses and interest expense due to the sale of certain REO assets and the repayment of debt collateralized by those assets, and (iv) the cessation of depreciation and amortization expense pertaining to Gabella’s residential leasing assets in the second quarter of 2016, partially offset by (x) reduced revenue from operating real estate owned due to their sale. The segment recorded a recovery provision of $0.2 million for the three months ended June 30, 2017 compared to $0.1 million recovery of credit losses recognized for the three months ended June 30, 2016. Recovery provision of credit losses of $0.3 million and $0.1 million were recognized for the six months ended June 30, 2017 and 2016, respectively.

After revenues, less interest, depreciation and amortization expenses, and recoveries of credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net income (loss) of $0.7 million and $(1.7) million, respectively, for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, the segment contributed net income losses of $0.6 million and $2.6 million, respectively.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” and “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Consolidated Total	2016	% of Consolidated Total	2017	% of Consolidated Total	2016	% of Consolidated Total

Total Revenue	$73	6.9%	$—	—%	$119	5.3%	$23	0.8%
Expenses:
Expenses for Non-Operating Real Estate Owned	—	—%	2	1.5%	—	—%	—	—%
Professional Fees	488	40.9%	471	37.3%	408	19.2%	937	42.2%
General and Administrative Expense	2,459	94.1%	1,931	99.2%	4,208	96.6%	3,820	98.9%
Total operating expenses	2,947		2,404		4,616		4,757
Other Expenses:
Interest Expense	308	69.8%	587	46.7%	609	69.7%	1,189	52.5%
Depreciation & Amortization Expense	49	100.0%	49	12.8%	93	100.0%	98	14.9%
Recovery of Credit Losses, Net	(60)	—%	—	—%	(60)	17.8%	—	—%
Other Expenses	297		636		642		1,287
Total Expenses	3,244	101.9%	3,040	51.6%	5,258	71.6%	6,044	55.1%
Loss before Income Taxes	$(3,171)	149.2%	$(3,040)	66.6%	$(5,139)	100.8%	$(6,021)	74.0%
Provision for Income Taxes	—	100.0%		—%	—	—%	(2)	100.0%
Net Loss	$(3,171)	149.2%	$(3,040)	67.2%	$(5,139)	100.8%	$(6,023)	64.8%
Cash Dividend on Redeemable Convertible Preferred Stock	(533)	100.0%	(533)	100.0%	(1,061)	100.0%	(1,067)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(672)	100.0%	(620)	100.0%	(1,331)	100.0%	(1,227)	100.0%
Net Loss Attributable to Common Shareholders	$(4,376)	101.2%	$(4,193)	74.1%	$(7,531)	215.9%	$(8,317)	72.2%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any material revenues for the Company for the three and six months ended June 30, 2016. For both the three and six months ended June 30, 2017, the Company generated $0.1 million, primarily from management fees earned through partnership agreements.

For the three months ended June 30, 2017 and 2016, the Corporate and Other segment contributed $3.2 million and $3.0 million, respectively, or 101.9% and 51.6%, to total consolidated expenses. The increase in expenses for this segment is primarily attributable to (i) increased compensation and costs in general and administrative expenses, and (ii) increased professional fees. For the six months ended June 30, 2017 and 2016, the Corporate and Other segment contributed $5.3 million and $6.0 million, respectively, to total consolidated expenses. The decrease in expenses for this segment is primarily attributable to (i) a decrease in interest expense due to the reduction of our outstanding notes payable balances and (ii) reduced professional fees expense.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of June 30, 2017, our loan portfolio consisted of four first mortgage loans with a carrying value of $7.5 million. As of December 31, 2016, our loan portfolio consisted of three first mortgage loans with a carrying value of $0.4 million. As of June 30, 2017 and December 31, 2016, two of the loans are fully reserved and have a zero carrying value. During the six months ended June 30, 2017, we purchased 1 loan at a discount for $7.0 million, with a face value of $7.6 million and incurred costs related to underwriting the loan of $0.2 million. We received principal payoffs totaling $7.6 million during the six months ended June 30, 2016 and none during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the valuation allowance represented 63.0% and 97.1%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

As of June 30, 2017, the collateral underlying our remaining loan portfolio was located in New Mexico, California, and Missouri. As of December 31, 2016, the collateral underlying our remaining loan portfolio was located in New Mexico and California. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change in the geographic diversification of our loans is primarily attributed to loan purchases.

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

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At June 30, 2017 and December 31, 2016, the Prime rate was 4.25% and 3.75%, respectively.

As of June 30, 2017 two of our four loans were performing, had principal balances of $0.3 million and $7.6 million, and a weighted average interest rate of 10.6%. At December 31, 2016, one of our three loans was performing and had an average principal balance of $0.4 million and a weighted average interest rate of 11.0%.

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

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of June 30, 2017 the original projected end-use of the collateral under our loans was classified: 63.0% residential, 2.0% mixed-use, and 35.0% commercial. As of December 31, 2016, the original projected end-use of the collateral under our loans was classified: 97.1% residential and 2.9% mixed-use.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our mortgage loan portfolio, net of the valuation allowance, as of June 30, 2017, has scheduled maturity dates as follows:

Quarter	Principal and Interest Balance	Percent	#
Matured	$12,682	61.1%	2
Q3 2018	7,693	37.0%	1
2020 and thereafter	393	1.9%	1
Total Principal and Interest	20,768	100.0%	4
Less: Purchase Discount, Net of Accumulated Amortization	(625)
Less: Valuation Allowance	(12,682)
Net Carrying Value	$7,461

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At June 30, 2017, we held total operating properties and REO assets of $34.0 million, of which $14.6 million were held for sale, and $19.4 million were classified as other real estate owned. At December 31, 2016, we held REO assets of $122.1 million, of which $17.8 million were held for sale, $88.7 million were held as operating properties (which is classified in Assets from discontinued operations in the accompanying condensed consolidated balance sheet as of December 31, 2016), and $15.5 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Utah, Minnesota and New Mexico.

During the six months ended June 30, 2017, we acquired the remaining 10% interest in Lakeside JV, previously reported as an investment in an unconsolidated entity, resulting in its consolidation and reflected in other real estate owned in the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2016, we did not acquire any REO assets.

During the six months ended June 30, 2017, we sold REO from 4 projects (in whole or in portions thereof), for $97.1 million (net of transaction costs and other adjustments), resulting in a net gain on disposal of $8.5 million. During the six months ended June 30, 2016, we sold five REO assets (or portions thereof) for $3.3 million (net of transaction costs and other adjustments), resulting in a total net gain of $22.0 thousand.

During the six months ended June 30, 2017, we reclassified certain assets between REO held for sale and operating properties (including the reclassification of our Sedona hotel assets) or other REO, depending on when such assets met the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not being actively marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Other than these reclassifications, there were no material changes with respect to REO classifications or planned development during the six months ended June 30, 2017 other than as a result of REO asset sales and capitalized development costs.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations, which totaled $1.1 million ($0.3 million of which is included in income from discontinued operations) and $6.9 million ($6.0 million of which is included in loss from discontinued operations) for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, these costs and expenses were $5.8 million ($4.0 million of which is included in income from discontinued operations) and $12.6 million ($10.7 million of which is included in income from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.1 million and $8.3 million during the six months ended June 30, 2017 and 2016, respectively.

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

Important Relationships between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan in defaults at June 30, 2017 and December 31, 2016 consisted of impaired legacy mortgage loans. At June 30, 2017 and December 31, 2016, two of our outstanding loans were in default, both of which were past their respective scheduled maturity dates and fully reserved. We are in the process of pursuing certain enforcement action which could lead to foreclosure or other disposition of assets serving as collateral for our other portfolio loans in default. The timing of foreclosure on the remaining loan collateral is dependent on several factors, including applicable state statutes, other existing liens, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, and summaries of the procedures performed in connection with our fair value analysis as of June 30, 2017, is presented in Note 6 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three and six months ended June 30, 2017 and 2016. However, we recorded net recoveries of prior credit losses of $0.3 million and $0.1 million during the three and six months ended June 30, 2017 and 2016, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans and insurance reimbursements. We did not record any impairment charges for real estate owned during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, the valuation allowance totaled $12.7 million, representing and 63.0% and 97.1%, respectively, of the total outstanding loan principal and accrued interest balance.

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

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a remaining balance of $1.7 million at June 30, 2017. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the six months ended June 30, 2017 totaled $0.4 million. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Subject to certain minimum cash and profitability conditions, the Company may be required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018.

Land Purchase Financing

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

Special Assessment Obligations

As of June 30, 2017 and December 31, 2016, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $3.3 million and $3.6 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $2.9 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.4 million at June 30, 2017. We made principal payments of $0.1 million on this special assessment obligation during the six months ended June 30, 2017.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of and $0.3 million as of June 30, 2017 and December 31, 2016. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and secured by certain real estate classified as REO held for sale consisting of 3.9 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $1.2 million at June 30, 2017. We made principal payments of $0.1 million on this special assessment obligation during the six months ended June 30, 2017. During the six months ended June 30, 2017, a portion of the property was sold. In conjunction with the sale, the buyer agreed to assume an additional $0.1 million of the special assessment obligation.

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

Debt
At June 30, 2017 and December 31, 2016, certain of our unconsolidated joint ventures and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.
In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans had variable interest rates, which created exposure in the form of market risk due to interest rate changes. As of June 30, 2017, we had no outstanding guarantees.

Extension of Office Lease
During the six months ended June 30, 2017, the Company executed an amendment to extend its office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.3 million over the five year term, net of certain concessions granted.

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

 At June 30, 2017, we had cash and cash equivalents of $39.7 million, as well as REO held for sale of $14.6 million, which we believe are sufficient to cover our liquidity needs over the next twelve months. However, our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our requirements for liquidity as of and for the six months ended June 30, 2017.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $6.7 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $87.2 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash from investing activities is attributed primarily to increased proceeds from the disposal of assets, coupled with decreases in capitalized REO capital costs and offset by decreases in mortgage loan collections. Proceeds received from the sale of REO assets and mortgage loans totaled $97.1 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively. Mortgage loan fundings totaled $7.0 million during the six months ended June 30, 2017, while mortgage loan collections totaled $7.6 million during the and six months ended June 30, 2016. Additionally, capital investments in real estate owned decreased year over year totaling $1.1 million and $8.3 million during the six months ended June 30, 2017 and 2016, respectively.

Cash Used In Financing Activities.

Net cash used in financing activities was $51.8 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, we repaid notes in the aggregate amount of $50.3 million compared to $5.6 million, during the same period in 2016. We received proceeds from notes payable of $6.6 million during the six months ended June 30, 2016 and none in 2017. We also made dividend payments of $1.1 million for each of the six months ended June 30, 2017 and 2016.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of June 30, 2017, there have been no significant changes in our critical accounting policies from December 31, 2016, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2017.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of June 30, 2017.
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

Failure to prevent or detect a malicious cyber-attack on our systems and databases could result in a misappropriation of confidential information or access to highly sensitive information.
Cyber-attacks are becoming more sophisticated and pervasive. Across our business we hold large volumes of personally identifiable information including that of employees and customers. Individuals may try to gain unauthorized access to our data in order to misappropriate such information for potentially fraudulent purposes, and our security measures may fail to prevent such unauthorized access. A significant breach could have a material adverse affect on our operations, reputation, and financial condition. In addition, if we were unable to prove that our systems are properly designed to detect an intrusion, we could be subject to severe penalties and loss of existing or future business. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure. The costs to mitigate or address security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of business. As threats related to cyber attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our profitability.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, the Company issued 139,052 shares of common stock pursuant to previous restricted stock awards.

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

10.29
Executive Employment Agreement between IMH Financial Corporation and Samuel J. Montes dated April 11, 2017(filed as Exhibit 10.29 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference). (1)

10.30
Preferred shares Series B-2 Purchase Agreement between SRE Monarch, LLC and Chase Funding dated April 11, 2017 (filed as Exhibit 10.30 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

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

Date:	August 14, 2017	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	August 14, 2017
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	August 14, 2017
Samuel J. Montes	and Principal Accounting Officer)