Form 10-Q
period 2017-09-30
IMH Financial Corp
filed 2017-11-20
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

The registrant had 1,059,364 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock. The Preferred Stock is collectively convertible, and when combined with outstanding common stock would convert into 24,453,426 outstanding common shares as of November 20, 2017.

IMH Financial Corporation
September 30, 2017 Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Cash and Cash Equivalents	$34,089	$9,702
Funds Held by Lender and Restricted Cash	308	177
Mortgage Loans, Net	7,203	378
Real Estate Held for Sale	15,252	17,837
Other Real Estate Owned	35,860	15,501
Other Receivables	340	1,125
Investment in Unconsolidated Entities	—	6,522
Other Assets	4,279	628
Property and Equipment, Net	533	284
Assets of Discontinued Operations	592	94,112
Total Assets	$98,456	$146,266
Liabilities
Accounts Payable and Accrued Expenses	$4,078	$3,237
Accrued Property Taxes	238	219
Dividends Payable	539	539
Accrued Interest Payable	431	379
Customer Deposits and Funds Held for Others	368	264
Notes Payable, Net of Discount	14,787	14,046
Notes Payable and Special Assessment Obligations, Held for Sale	2,920	3,581
Liabilities of Discontinued Operations	493	55,184
Total Liabilities	23,854	77,449
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 shares outstanding; liquidation preference of $39,570	34,160	32,143

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 18,079,522 and 17,552,139 shares issued at September 30, 2017 and December 31, 2016; 16,253,426 and 15,922,321 shares outstanding at September 30, 2017 and December 31, 2016, respectively	181	176
Less: Treasury stock at cost, 1,826,096 and 1,629,818 shares at September 30, 2017 and December 31, 2016, respectively	(6,170)	(5,948)
Paid-in Capital	715,881	718,911
Accumulated Deficit	(675,595)	(678,778)
Total IMH Financial Corporation Stockholders’ Equity	34,297	34,361
Noncontrolling Interests	6,145	2,313
Total Stockholders’ Equity	40,442	36,674
Total Liabilities and Stockholders’ Equity	$98,456	$146,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Operating Property Revenue	$—	$928	$1,682	$3,289
Management Fees, Investment and Other Income	300	73	808	244
Mortgage Loan Income, Net	350	19	402	332
Total Revenue	650	1,020	2,892	3,865
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	105	851	1,544	2,482
Expenses for Non-Operating Real Estate Owned	153	86	485	377
Professional Fees	1,059	1,125	3,181	3,348
General and Administrative Expenses	1,793	1,829	6,154	5,691
Interest Expense	449	1,241	1,323	3,505
Depreciation and Amortization Expense	46	49	139	709
Total Operating Expenses	3,605	5,181	12,826	16,112
Recovery of Investment and Credit Losses, (Gain) Loss on Disposal, and Equity Method Loss from Unconsolidated Entities, Net
(Gain) Loss on Disposal of Assets, Net	(321)	2	(2,036)	(20)
Recovery of Investment and Credit Losses, Net	(6,070)	(129)	(6,408)	(249)
Impairment of Real Estate Owned	344	—	344	—
Equity Method Loss from Unconsolidated Entities	68	48	239	238
Total Recovery of Investment and Credit Losses, (Gain) Loss on Disposal and Equity Method Loss from Unconsolidated Entities	(5,979)	(79)	(7,861)	(31)
Total (Income) Costs and Expenses	(2,374)	5,102	4,965	16,081
Income (Loss) from Continuing Operations, Before Provision for Income Taxes	3,024	(4,082)	(2,073)	(12,216)
Provision for Income Taxes	—	—	—	(2)
Income (Loss) from Continuing Operations, Net of Tax	3,024	(4,082)	(2,073)	(12,218)
Income (Loss) from Discontinued Operations, Net of Tax	30	(848)	4,766	(2,004)
Net Income (Loss)	3,054	(4,930)	2,693	(14,222)
Income Attributable to Noncontrolling Interest Income Allocation	1,224	19	490	92
Cash Dividend on Redeemable Convertible Preferred Stock	(539)	(539)	(1,600)	(1,606)
Deemed Dividend on Redeemable Convertible Preferred Stock	(685)	(632)	(2,016)	(1,859)
Net Income (Loss) Attributable to Common Shareholders	$3,054	$(6,082)	$(433)	$(17,595)
Earnings (Loss) per Common Share
Basic, Continuing Operations	0.19	(0.33)	(0.32)	(0.98)
Basic, Discontinued Operations	0.00	(0.05)	0.29	(0.13)
Net Basic, Income (Loss) Per Share	0.19	(0.38)	(0.03)	(1.11)
Weighted Average Common Shares Outstanding - Basic	16,253,427	15,922,321	16,166,285	15,914,283
Diluted, Continuing Operations	0.12	(0.33)	(0.32)	(0.98)
Diluted, Discontinued Operations	0.00	(0.05)	0.29	(0.13)
Net Diluted, Income (Loss) Per Share	0.12	(0.38)	(0.03)	(1.11)
Weighted Average Common Shares Outstanding Assuming Dilution	25,091,821	15,922,321	16,166,285	15,914,283
 The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2017
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	17,552,139	$176	1,629,818	$(5,948)	$718,911	$(678,778)	$34,361	$2,313	$36,674
Net Income (Loss)	—	—	—	—	—	3,183	3,183	(490)	2,693
Increase in Noncontrolling Interest due to VIE Consolidation (Note 5)	—	—	—	—	—	—	—	6,509	6,509
Decrease in Noncontrolling Interest due to Profit Participation	—	—	—	—	—	—	—	(1,537)	(1,537)
Decrease in Noncontrolling Interest due to Lakeside JV Member Loans	—	—	—	—	—	—	—	(650)	(650)
Cash Dividends on Redeemable Convertible Preferred Stock	—	—	—	—	(1,600)	—	(1,600)	—	(1,600)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(2,016)	—	(2,016)	—	(2,016)
Stock-Based Compensation	527,383	5	—	—	586	—	591	—	591
Treasury Stock	—	—	196,278	(222)	—	—	(222)	—	(222)
Balance at September 30, 2017	18,079,522	$181	1,826,096	$(6,170)	$715,881	$(675,595)	$34,297	$6,145	$40,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$2,693	$(14,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity Method Loss from Unconsolidated Entities	239	238
Stock-Based Compensation and Option Amortization	591	614
Stock-Based Compensation Related to Purchase of Treasury Stock	116	—
Gain on Disposal of Assets	(8,873)	(20)
Amortization of Deferred Financing Costs	447	1,162
Depreciation and Amortization Expense	417	3,152
Accretion of Mortgage Income	(129)	—
Accretion of Discount on Notes Payable	610	530
Other Non-Cash Recovery of Investment and Credit Losses	(6,298)	—
Impairment of Real Estate Owned	344	—
Changes in operating assets and liabilities:
Accrued Interest Receivable	(95)	(3)
Other Receivables	(1,280)	(142)
Other Assets	(2,235)	63
Accrued Property Taxes	(110)	66
Accounts Payable and Accrued Expenses	(1,686)	626
Customer Deposits and Funds Held for Others	1,239	968
Accrued Interest Payable	(268)	213
Funds Held by Lender and Restricted Cash	1,443	1,099
Total adjustments, net	(15,528)	8,566
Net cash used in operating activities	(12,835)	(5,656)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	—	3,044
Proceeds from Sale of Real Estate Owned and Operating Properties	98,321	3,436
Purchases of Property and Equipment	(388)	(19)
Mortgage Loan Fundings and Protective Advances	(7,000)	—
Proceeds from Mortgage Note Receivable	—	7,632
Investment in Unconsolidated Entities	(1,810)	(135)
Investment in Real Estate Owned and Other Operating Properties	(1,383)	(10,660)
Funds Held by Lender and Restricted Cash	489	116
Net cash provided by investing activities	88,229	3,414
FINANCING ACTIVITIES
Proceeds from Notes Payable	—	9,212
Debt Issuance Costs Paid	—	(884)
Repayments of Notes Payable	(50,370)	(5,616)
Repayments of Capital Leases	(2)	(15)
Dividends Paid	(1,600)	(1,606)
Purchase of Treasury Stock	(338)	—

	Nine Months Ended September 30,
	2017	2016
Distributions to Noncontrolling Interests	(9)	—
Net cash provided by (used in) financing activities	(52,319)	1,091

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,075	(1,151)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,449	7,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	34,524	6,452
CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, END OF PERIOD	435	1,063
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, END OF PERIOD	$34,089	$5,389

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,603	$3,072
Cash paid for taxes	$5	$—
Non-Cash Investing and Financing Transactions:
Decrease in Investment in Unconsolidated Entities due to Consolidation of VIE’s (Note 5)	$(4,000)	$—
Decrease in Mortgage Loans due to Consolidation of VIE’s (Note 5)	$(400)	$—
Decrease in Other Receivables due to Consolidation of VIE’s (Note 5)	$(2,400)	$—
Increase in Other Real Estate Owned due to Consolidation of VIE’s (Note 5)	$17,800	$—
Increase in Other Assets due to Consolidation of VIE’s (Note 5)	$1,100	$—
Increase in Accounts Payable and Accrued Expenses due to Consolidation of VIE’s (Note 5)	$200	$—
Increase in Non-Controlling Interest due to Consolidation of VIE’s (Note 5)	$6,509	$—
Capital Expenditures in Accounts Payable and Accrued Expenses	$438	$549
Capital Lease and Other Liabilities Assumed by Buyer in Sale of Property	$4,292	$—
Decrease in Non-Controlling Interests through Profit Participation	$(1,537)	$—
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain loan and guarantor enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying consolidated financial statements while others were accounted for under the equity method of accounting, prior to September 30, 2017, based on the extent of the Company’s controlling financial interest in each such entity. During the period ended September 30, 2017, the Company consolidated partnerships previously recorded under the equity method of accounting following the assignment of certain controlling interests in those partnerships. See Note 5 for a further discussion of the effects of the consolidation, our equity investments and VIEs.

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. While the Company intends to continue to remain active in the hospitality industry through the management of the two hotels located in Sedona, Arizona (“Sedona hotels”), through the end of the fiscal year, the acquisition and management of a hotel in Sonoma, California, the pursuit of additional hotels to manage, and the active pursuit of hospitality acquisition opportunities, the Company determined that the disposal of the Sedona hotels is required to be treated as discontinued operations accounting presentation under GAAP. As such, the historical financial results of the Sedona hotels and the related income tax effects have been presented as discontinued operations for all periods presented of the disposal group and is reported in the balance sheet as assets of discontinued operations, liabilities of discontinued operations and net income (loss) of discontinued operations in the condensed consolidated statements of operations through the date of sale (February 28, 2017).

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of September 30, 2017, our accumulated deficit aggregated $675.6 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets, and the high cost of our previous debt financing. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

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

As of September 30, 2017, we had (i) cash and cash equivalents of $34.1 million and (ii) held for sale REO assets with a carrying value of $15.3 million. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

We require liquidity and capital resources for new asset acquisitions and for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, dividends to our preferred shareholders. We expect our primary sources of liquidity over the next twelve months to consist of our current cash, mortgage loan interest income, revenues from ownership or management of hotels, proceeds from borrowings and equity issuances, and proceeds from the disposition of our existing loan and REO assets held for sale. We believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale, and debt and equity financing will be sufficient to allow us to fund our operations for a period of at least one year from the date these condensed consolidated financial statements are issued.

While we have been successful in securing financing through September 30, 2017 to provide adequate funding for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets, receipts of principal and interest on mortgage and related investments, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

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

Variable Interest Entities

The Company accounts for the investments it makes in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. These certain legal entities are referred to as “variable interest entities” or “VIEs.”

The Company would consolidate the results of any such entity in which it determined that it had a controlling financial interest. The Company would have a “controlling financial interest” in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. On a quarterly basis, the Company reassesses whether it has a controlling financial interest in any investments it has in these certain legal entities.

Comprehensive income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items during the three and nine months ended September 30, 2017 and 2016. Accordingly, comprehensive income (loss) is equal to net income (loss) for those periods.

Funds Held by Lender and Restricted Cash

In February 2017, the senior lender-controlled reserve accounts held at December 31, 2016 were released to us upon sale of the Sedona hotels, which were the underlying collateral. However, as an accommodation to the buyer of the hotels and in order to provide for a smooth transition, we established certain operating accounts in our capacity as property manager, in our name for the benefit of the buyer, until such time that new accounts could be established in the name of the buyer. Upon opening of the buyer’s new accounts, these temporary accounts will be closed. Since these accounts are legally in the name of the Company, we have presented the balances of these accounts, totaling $0.3 million at September 30, 2017, in restricted cash with an offsetting liability to funds held for others.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This update applies to entities that enter into contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In 2015, the FASB voted to defer ASU 2014-09. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. We expect to adopt this guidance effective January 1, 2018 using the modified retrospective application. The Company is in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements of operations resulting from its hospitality revenue source, which includes revenues from sales of room reservations, food and beverage, spa services, and miscellaneous hotel revenues.  We will continue our evaluation of the standards update through the date of adoption.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE LOANS, NET

Lending Activities

The Company did not originate any loans during the nine months ended September 30, 2017 or 2016. During the nine months ended September 30, 2017, the Company purchased one new mezzanine loan from a related party (as described in Note 11) at a discount for $7.0 million, with a face value of $7.6 million and incurred and expensed costs related to underwriting the loan of $0.2 million. The loan is collateralized by a pledge of 100% of the direct equity interests in the owner of an office building located in St. Louis, Missouri. The loan had an original maturity date of September 9, 2016 with three one-year extensions, the second of which was exercised by the borrower, thereby extending the maturity date to September 9, 2018. The loan has an annual interest rate of 9.5% plus one-month LIBOR. The discount is being amortized over the term of the loan using the effective interest method.

As further discussed in Note 5, at September 30, 2017, the Company consolidated certain partnerships which had previously been accounted for as equity method investments. As a result of the consolidation of such partnerships, one mortgage loan with a principal and interest balance of $0.4 million due from one of the partnerships was eliminated in consolidation.

As of September 30, 2017, the Company had three loans outstanding with an aggregate average principal and interest balance of $6.8 million, one of which was a performing loan with an outstanding principal and accrued interest balance of $7.7 million and bearing an interest rate of 9.5% plus one month LIBOR as of September 30, 2017. As of December 31, 2016, the Company had three loans with an aggregate average principal and interest balance of $4.4 million, one of which was performing with an outstanding principal and accrued interest balance of $0.4 million and bearing an interest rate of 11.0%. As of September 30, 2017 and December 31, 2016, the Company had two non-performing loans which have been fully reserved and have a zero carrying value. During the nine months ended September 30, 2017 and 2016, we recorded mortgage interest income of $0.4 million and $0.3 million, respectively. During the three months ended September 30, 2017 and 2016 we recorded mortgage interest income of $0.4 million and $19.0 thousand, respectively. As of September 30, 2017 and December 31, 2016, the valuation allowance was $12.7 million and represented 63.8% and 97.1%, respectively, of the total outstanding loan principal and interest balances.

Loan Sales and Payoffs

We did not sell any mortgage loans during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company sold one loan with a carrying value of $3.1 million for a net loss of $0.1 million.

During the nine months ended September 30, 2017, we did not collect any mortgage payments. During the nine months ended September 30, 2016, we collected mortgage loan payoffs totaling $7.6 million.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

As of September 30, 2017, we held total REO assets of $51.1 million, of which $15.3 million were held for sale and $35.9 million were classified as other real estate owned. At December 31, 2016, we held total REO assets of $122.1 million, of which $17.8 million was held for sale, $88.7 million were held as operating properties (which have been reclassified as assets of discontinued operations on the accompanying condensed consolidated balance sheets), and $15.5 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of September 30, 2017 and December 31, 2016, respectively, by method of acquisition, is as follows (in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Real Estate Held for Sale	$9,467	$17,717	$5,785	$917	$—	$(797)	$15,252	$17,837
Discontinued Operations	—	83,652	—	14,079	—	(8,997)	—	88,734
Other Real Estate Owned	28,588	8,356	7,272	7,145	—	—	35,860	15,501
Total	$38,055	$109,725	$13,057	$22,141	$—	$(9,794)	$51,112	$122,072

Following is a roll-forward of REO activity from December 31, 2016 to September 30, 2017 (dollars in thousands):

	Operating Properties	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balances at December 31, 2016	$88,734	2	$17,837	10	$15,501	7	$122,072
Additions:
Capital Costs Additions	649	—	851	—	229	—	1,729
Consolidation of Park City Development, LLC Interest in Lakeside JV	—	—	—	—	4,062	1	4,062
Consolidation of New Mexico partnerships					17,761	7	17,761
Transfer to held for sale	(89,115)	(2)	90,224	5	(1,109)	(4)	—
Reductions:
Cost of Properties Sold	10	—	(93,660)	(7)	(584)	—	(94,234)
Depreciation and Amortization	(278)	—	—	—	—	—	(278)
Balances at September 30, 2017	$—	—	$15,252	8	$35,860	11	$51,112

As discussed in Note 5, during the nine months ended September 30, 2017, we acquired the remaining interest of Park City Development, LLC in Lakeside JV. Following the acquisition of that interest, we were deemed to control the entity and changed our accounting for the investment from an unconsolidated equity investment to a consolidated investment, at which time we recorded the related real estate, other assets and liabilities. Similarly, as described in Note 5, on September 29, 2017, we acquired a controlling interest in a group of seven partnerships with real estate assets located in New Mexico (collectively referred to as the “New Mexico Partnerships”), which were previously accounted for under the equity method of accounting. As a result of this transaction, we were required to consolidate the New Mexico Partnerships, at which time we recorded the related real estate, other assets and liabilities at their preliminary estimated fair values.

During the nine months ended September 30, 2017, the Company sold REO from seven projects (in whole or portions thereof), for $98.3 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $8.9 million, of which $6.8 million is included as a component of discontinued operations in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2016, we sold six REO assets (or portions thereof) for $3.4 million (net of transaction costs and other non-cash adjustments), resulting in a total net gain of less than $0.1 million.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2017 and 2016, these costs and expenses were $0.3 million ($16.0 thousand of which is included in income from discontinued operations) and $6.7 million ($5.8 million of which is included in loss from discontinued operations), respectively. For the nine months ended September 30, 2017 and 2016, these costs and expenses were $6.0 million ($4.0 million of which is included in income from discontinued operations) and $19.4 million ($16.5 million of which is included in income from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.4 million and $10.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

As of December 31, 2016, the Sedona hotel assets represented 60.6% of the Company’s total assets and constituted an individually significant component of the Company’s business. The Sedona assets contributed pretax income of $30.0 thousand for the three months ended September 30, 2017, and $0.8 million in pretax loss for the three months ended September 30, 2016.

Based on the material nature of the hotel assets, the operations and gain on sale of the Sedona hotels is reported as discontinued operations on the financial statements. See Note 12, Discontinued Operations, for additional information.

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

Equity Interests Acquired through Guarantor Recoveries

In 2015, the Company acquired certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of enforcement and collection efforts. Prior to September 29, 2017, certain of these entities were consolidated in the accompanying condensed consolidated financial statements while others were accounted for under the equity method of accounting, depending on the extent of the Company’s financial interest in and level of control over each such entity.

Effective September 29, 2017, the Company began to consolidate the accounts of various corporate entities, the full ownership of which was initially granted to the Company under a previous judgment award against a guarantor under certain legacy mortgage loans. The value of the corporate entities was not recorded as a recovery at the time of award since the ownership of those entities remained under the control of a court-appointed receiver from the date the judgment was awarded. The assets of the corporate entities consist primarily of general and limited partnership interests in, and various receivables from (and liabilities to), several of the previously consolidated and unconsolidated entities, as well amounts for other entities pertaining to the guarantor that were administratively dissolved by court order in a receivership wind-up motion. As a result, the Company began to consolidate into its financial statements the accounts of various unconsolidated variable interest entities, whose assets are comprised of real estate holdings, rights to develop water and receivables from other related entities, and liabilities which consist primarily of various amounts payable to related entities.

The consolidation of the aforementioned entities occurred as a result of the termination of a court-appointed receivership over the corporate entities which maintained the general partner interests and thereby controlled the activities of such entities through that date. On September 29, 2017, the receiver assigned and delivered to the Company the stock certificates of the corporate entities, including the underlying interest in partnerships. As a result, as of that date, the Company received full possession, custody and control of its interests in the corporate entities and related interest in partnerships. The Company’s ownership interests in the consolidated entities range from 3.8% to 100.0% and were determined to be variable interest entities. The Company determined the partnerships are deemed to be variable interest entities and that through its general and limited partnership interests, the Company is the primary beneficiary of such entities because 1) it has the power to direct the activities of the entities that most significantly impact the economic performance of such entities, and 2) with the financial assistance provided to such entities, the Company has the risk of absorbing losses or rights to receive benefits that could be potentially significant to the entities; as such, they should be consolidated. Intercompany receivables and liabilities have been eliminated in consolidation in the accompanying condensed consolidated financial statements.

Financial data presented for previous periods have not been restated to reflect the consolidation of the entities. The assets and liabilities of the newly consolidated entities were recorded at their preliminary estimated fair values. As a result of the assignment of the corporate entity and related general partner interests and recording of assets and liabilities at fair value for the affected entities, and after elimination of intercompany balances, the Company recorded the elimination of the investment in unconsolidated entities of $4.0 million, and recorded a decrease in mortgage loans of $0.4 million, a decrease in other receivables of $2.4 million, an increase in other real estate owned of $17.8 million, an increase in other assets of $1.1 million, an increase in liabilities of $0.2 million, and non-controlling interests of $6.5 million as of September 30, 2017. In addition, the Company recorded net recovery income of $6.1 million during the period ended September 30, 2017.

In 2016, a subsidiary of the Company entered into a series of promissory notes and related agreements with five of the partnerships to advance a total of up to $0.7 million for the purposes of funding various operating costs and repair and maintenance costs in connection with a damaged well affecting the partnerships. The partnership notes are secured by the assets of the respective partnerships, bear interest rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.25% at September 30, 2017) to 8% and mature no later than July 31, 2018. During the three months ended September 30, 2017, the notes were amended to increase

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES, PARTNERSHIPS, AND OTHER RELATED MATTERS - continued

the maximum loan amount to $1.0 million per entity, or $5.0 million in total, and to cross-collateralize the notes. During the nine months ended September 30, 2017, a total of $0.8 million was advanced to five partnerships under the terms of the note agreements. The outstanding principal and interest of such notes totaled $1.3 million as of September 30, 2017. Upon consolidation of the related entities on September 30, 2017, the notes receivable and notes payable and related interest amounts were eliminated.

In April 2017, the court-appointed receiver over the general partner of one of the partnerships made a capital call of all partners to fund various operating and capital requirements. While the Company met its obligation under this request, none of the remaining partners did so, at which point the Company funded those portions as well totaling $1.1 million to the partnership. As a result of the other partners’ failure to make the required contributions, the general partner declared a default by such limited partners under the terms of the partnership agreement and assigned those limited partner interests to the Company’s limited partner subsidiary. Upon transfer of the general partner interest at termination of the receivership on September 29, 2017, the Company has full authority to act on behalf of the partnership. Accordingly, we have recorded the effects of the ownership of those additional limited partner interests upon consolidation as of September 30, 2017.

The Company’s consolidated financial statements include the assets, liabilities and results of operations of variable interest entities ("VIEs") for which the Company is the primary beneficiary. The other equity holders’ interests are reflected in net income (loss) attributable to noncontrolling interests in the condensed consolidated statements of operations and noncontrolling interest in the condensed consolidated balance sheets. For certain of the consolidated entities, the Company previously recorded only its proportionate interest in related assets and liabilities at that time, rather than recording the gross assets and liabilities and non-controlling interest portion. For the applicable entities, it was determined that the Company should have recorded additional other REO assets and a corresponding non-controlling interest in the amount of $3.2 million. We have recorded out of period adjustments to reflect the proper amount of assets, liabilities and non-controlling interests as of September 30, 2017. The Company concluded that these out of period adjustments were not material to any of the prior period balance sheets and they had no impact on prior period statements of operations and cash flows.

The following table summarizes the carrying amounts of these entities’ assets and liabilities included in the Company’s consolidated balance sheets at September 30, 2017 (in thousands, net of intercompany eliminations):

Assets and Liabilities of Consolidated VIE's	September 30, 2017

Cash and Cash Equivalents	$1,948
Real Estate and related assets	23,423
Other Assets	1,143
Total Assets	$26,514

Current Liabilities	$215
Total Liabilities	$215

The Company’s maximum exposure to loss consists of its combined equity in the corporate entities and partnerships which totaled $19.7 million as of September 30, 2017.

Summarized Financial Information of Unconsolidated Entities (unaudited)

As of September 30, 2017, we no longer hold investments that are recorded on the equity method as a result of the aforementioned consolidation.

Prior to consolidation, during each of the nine months ended September 30, 2017 and 2016, the equity loss recorded on these equity method investments in the accompanying condensed consolidated statements of operations was $0.2 million. During the three months ended September 30, 2017 and 2016, the equity loss recorded on these equity method investments in the accompanying condensed consolidated statements of operations was $68.0 thousand and $48.0 thousand, respectively.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are based on assumptions that we believe market participants for those assets would also use. During the three months ended September 30, 2017, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant REO assets. In addition, our fair value analysis included a consideration of management’s pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the three and nine months ended September 30, 2017:

1.
We reviewed the status of each of our loans to ascertain the likelihood of collecting or recovering all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	We reviewed the status of each of our REO assets to determine whether such assets continue to be properly classified as held for sale, operating properties or other REO as of the reporting date.

3.
For the three and nine months ended September 30, 2017, given the lack of significant change in overall general market conditions, we performed an internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the property, our direct knowledge of local market activity affecting the property, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.
In connection with the consolidation of the New Mexico partnerships described in Note 5, we estimated the preliminary fair value of assets and liabilities. The fair value of assets, which are primarily comprised of land and/or related rights to develop water, was based on recently prepared valuation reports and other available market data with respect to the land and water development rights, with consideration given to, and value adjusted for, management’s disposition strategy for such assets. The gross value was reduced by the estimated amount of selling costs, repair cost estimates to ready such assets for sale, and contingent liabilities due upon sale. The fair value of liabilities was based on the anticipated settlement amount of such liabilities.

Based on our analysis, aside from the newly consolidated entities, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2016 remained consistent at September 30, 2017, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three and nine months ended September 30, 2017 and 2016. However, we recorded other net recoveries of investment and credit losses totaling $6.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, resulting from the collection of cash and/or other assets recovered from certain guarantors on certain legacy loans and insurance

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

recoveries received during the period. We recorded $6.4 million and $0.2 million in other net recoveries of investment and credit losses for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, the valuation allowance totaled $12.7 million, representing 63.8% and 97.1%, respectively, of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of September 30, 2017, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of September 30, 2017 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

The Company recorded a loss from impairment of real estate owned of $0.3 million during the three and nine months ended September 30, 2017 and there were no losses recorded during the three and nine months ended September 30, 2016 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of September 30, 2017 or 2016.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of September 30, 2017 and December 31, 2016, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Note Payables, Net of Discount, Continuing Operations
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (5.75% and 5.5% at September 30, 2017 and December 31, 2016, respectively), matures December 31, 2019.	$5,940	$5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net of discount of $1.5 million and $2.1 million at September 30, 2017 and December 31, 2016, respectively, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019.	8,716	8,106
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022.	131	—
Total Notes Payable, Continuing Operations	$14,787	$14,046

Notes Payable and Special Assessment Obligations, Assets Held for Sale
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, maturing various dates through April 30, 2030.	$2,920	$3,067
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022.	—	514
Total Notes Payable and Special Assessment Obligations, Held for Sale	$2,920	$3,581

Note Payables, Net of Discount, Discontinued Operations*
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) one-month LIBOR plus 6.75%, actual interest of 7.40% at December 31, 2016, original maturity of February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company. This note payable was repaid in February 2017 upon sale of the underlying collateral.	$—	$50,000
Total Notes Payable, Discontinued Operations	—	50,000
Less: Deferred Financing Costs of Notes Payable, Discontinued Operations	—	(447)
Total Notes Payable, Discontinued Operations, Net	$—	$49,553
* This note was paid off in connection with the sale of the Sedona assets in February 2017 and has been reclassified into Liabilities of discontinued operations as of December 31, 2016 in the accompanying condensed consolidated balance sheet.

Interest expense for the three months ended September 30, 2017 and 2016 was $0.4 million and $2.3 million, respectively, of which none and $1.1 million, respectively, is included in income from discontinued operations in the accompanying condensed consolidated statements of operations. Interest expense for the nine months ended September 30, 2017 and 2016 was $2.4 million and $6.7 million, respectively, of which $1.1 million and $3.2 million, respectively, is included in income from discontinued operations in the accompanying condensed consolidated statements of operations.

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

During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to December 22, 2016. The Company paid all accrued interest at the date of each amendment and paid various extension fees totaling $0.5 million during the nine months ended September 30, 2016, which fees were amortized over the loan term. The SRE Note was repaid in full in December 2016.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Notes Payable and Special Assessment Obligations, Assets Held for Sale

As of September 30, 2017 and December 31, 2016, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $3.1 million and $3.6 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $2.9 million and $3.1 million as of September 30, 2017 and December 31, 2016, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $6.1 million at September 30, 2017. We made principal payments of $0.1 million on this special assessment obligation during the nine months ended September 30, 2017.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of and $0.1 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at September 30, 2017. We made principal payments of $0.2 million on this special assessment obligation during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, a portion of the property was sold. In conjunction with the sale, the buyer agreed to assume and additional $0.2 million of the special assessment obligation.

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

Our notes payable and special assessment obligations have the following scheduled maturities as of September 30, 2017 (in thousands):

Year	Amount
2017	$14
2018	184
2019	14,850
2020	201
2021	211
Thereafter	2,247
Total	$17,707

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

Condensed consolidated financial information for our reportable operating segments, excluding assets from discontinued operations, as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 is summarized as follows (in thousands):

	September 30,	December 31,
Balance Sheet Items	2017	2016
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$60,972	$41,071
Hospitality and Entertainment Operations	3,074	2,092
Corporate and Other	33,818	8,991
Consolidated Total	$97,864	$52,154

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Three Months Ended September 30, 2017
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$387	$176	$87	$650

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	105	—	105
Expenses for Non-Operating Real Estate Owned	153	—	—	153
Professional Fees	616	13	430	1,059
General and Administrative Expense	—	79	1,714	1,793
Interest Expense	132	—	317	449
Depreciation and Amortization Expense	—	—	46	46
Total Operating Expenses	901	197	2,507	3,605

Other (Income) Expense
Gain on Disposal of Assets, Net	(321)	—	—	(321)
Recovery of Investment and Credit Losses, Net	(6,070)	—	—	(6,070)
Impairment of Real Estate Owned	344	—	—	344
Equity Loss from Unconsolidated Entities, Net	68	—	—	68
Total Other (Income)	(5,979)	—	—	(5,979)

Total (Income) Costs and Expense, net	(5,078)	197	2,507	(2,374)
Income (Loss) from Continuing Operations before Income Taxes	5,465	(21)	(2,420)	3,024
Provision for Income Taxes	—	—	—	—
Income from Discontinued Operations, Net of Tax	—	30	—	30
Net Income (Loss)	$5,465	$9	$(2,420)	$3,054

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Three Months Ended September 30, 2016
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$679	$341	$—	$1,020

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	276	575	—	851
Expenses for Non-Operating Real Estate Owned	86	—	—	86
Professional Fees	727	—	398	1,125
General and Administrative Expense	20	—	1,809	1,829
Interest Expense	650	—	591	1,241
Depreciation and Amortization Expense	—	—	49	49
Total Operating Expenses	1,759	575	2,847	5,181

Other (Income) Expense
Loss on Disposal of Assets, Net	2	—	—	2
Recovery of Investment and Credit Losses, Net	(129)	—	—	(129)
Equity Loss from Unconsolidated Entities, Net	48	—	—	48
Total Other (Income)	(79)	—	—	(79)

Total Costs and Expense, net	1,680	575	2,847	5,102
Loss from Continuing Operations before Income Taxes	(1,001)	(234)	(2,847)	(4,082)
Provision for Income Taxes	—	—	—	—
Loss from Discontinued Operations, Net of Tax	—	(848)	—	(848)
Net Loss	$(1,001)	$(1,082)	$(2,847)	$(4,930)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Nine Months Ended September 30, 2017
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$516	$2,170	$206	$2,892

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	1,544	—	1,544
Expenses for Non-Operating Real Estate Owned	485	—	—	485
Professional Fees	2,305	39	837	3,181
General and Administrative Expense	115	117	5,922	6,154
Interest Expense	397	—	926	1,323
Depreciation and Amortization Expense	—	—	139	139
Total Operating Expenses	3,302	1,700	7,824	12,826

Other (Income) Expense
Gain on Disposal of Assets, Net	(1,867)	(169)	—	(2,036)
Recovery of Investment and Credit Losses, Net	(6,348)	—	(60)	(6,408)
Impairment of Real Estate Owned, Net	344	—	—	344
Equity Loss from Unconsolidated Entities, Net	239	—	—	239
Total Other (Income)	(7,632)	(169)	(60)	(7,861)

Total Costs and Expense, net	(4,330)	1,531	7,764	4,965
Income (Loss) from Continuing Operations before Income Taxes	4,846	639	(7,558)	(2,073)
Provision for Income Taxes	—	—	—	—
Income from Discontinued Operations, Net of Tax	—	4,766	—	4,766
Net Income (Loss)	$4,846	$5,405	$(7,558)	$2,693

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Nine Months Ended September 30, 2016
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues	$1,816	$2,026	$23	$3,865

Operating Expenses
Operating Property Direct Expenses (exclusive of interest and depreciation)	750	1,732	—	2,482
Expenses for Non-Operating Real Estate Owned	377	—	—	377
Professional Fees	2,013	—	1,335	3,348
General and Administrative Expense	60	—	5,631	5,691
Interest Expense	1,725	—	1,780	3,505
Depreciation and Amortization Expense	506	56	147	709
Total Operating Expenses	5,431	1,788	8,893	16,112

Other (Revenues) Expenses
Gain on Disposal of Assets, Net	(20)	—	—	(20)
Recovery of Investment and Credit Losses, Net	(249)	—	—	(249)
Equity Loss from Unconsolidated Entities, Net	238	—	—	238
Total Other (Revenues) Expenses	(31)	—	—	(31)

Total Costs and Expenses, Net	5,400	1,788	8,893	16,081
Income (Loss) from Continuing Operations before Income Taxes	(3,584)	238	(8,870)	(12,216)
Provision for Income Taxes	—	—	(2)	(2)
Loss from Discontinued Operations, Net of Tax	—	(2,004)	—	(2,004)
Net Loss	$(3,584)	$(1,766)	$(8,872)	$(14,222)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of September 30, 2017 or December 31, 2016.

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

Treasury Stock

During the nine months ended September 30, 2017, we redeemed 196,278 shares of the common stock of the Company, which were part of an 850,000 restricted share grant awarded to the Company’s Chief Executive Officer pursuant to a restricted stock award agreement entered into in 2015 (the “Award Agreement”). The shares were redeemed by the Company pursuant to an election made by the Chief Executive Officer under Section 83(b) of the Internal Revenue Code of 1986, as amended (the “Code”) and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award. The Company paid $0.3 million for the redeemed shares, of which $0.2 million was determined to represent the fair value of the stock redeemed, with the difference of $0.1 million treated as compensation expense.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Share-Based Compensation

During the nine months ended September 30, 2017, the Company issued 527,383 shares of common stock pursuant to previous restricted stock awards. During the nine months ended September 30, 2017, the Company granted 322,262 shares of restricted stock to certain executives of the Company. Pursuant to an election made by the executives under Section 83(b) of the Code and the award agreement, the Company reduced the issuance to 262,310 shares in order to satisfy the tax withholding requirements associated with the stock award. Such granted restricted stock vests in three approximately equal parts on each of January 1, 2018, January 1, 2019, and January 1, 2020. There were 116,830 options to employees pursuant to our 2010 Employee Stock Incentive Plan granted during the nine months ended September 30, 2017. Those options have an exercise price of $1.13 per share, vest over a three year term, and have an estimated fair value of $0.70 per option. During the nine months ended September 30, 2017, no options were forfeited.

During the second quarter of 2017, we issued 73,128 shares of previously approved restricted common stock to our employees pursuant to the Company’s First Amended and Restated 2010 Employee Stock Incentive Plan. These restricted shares were included in the Company’s board approved grant of 86,207 restricted shares for the year ended December 31, 2016. Of the 86,207 shares authorized, 9,942 shares were forfeited due to subsequent employee terminations, and 3,136 shares were withheld by the Company pursuant to an election made by certain employees under Section 83(b) of the Code.

During the second quarter of 2017, the Company issued 100,000 shares of previously approved restricted common stock as part of the Executive Employment Agreement with Samuel Montes, the Company’s Chief Financial Officer. The agreement provides for the issuance of 50,000 shares upon the execution of the employment agreement and an additional 50,000 shares upon the filing of the Company’s 2016 Form 10-K. The restricted shares vest ratably on each anniversary of the Montes Employment Agreement over a three year period beginning on April 1, 2017. Pursuant to an election made by Mr. Montes under Section 83(b) of the Code and the award agreement, the Company reduced the issuance to 79,323 shares in order to satisfy the tax withholding requirements associated with the stock award.

In addition, during the second quarter of 2017, the Company issued a total of 116,772 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan for fiscal years 2015 and 2016 (“Director Compensation Plan”), of which 45,976 shares immediately vested and the balance vested on June 29, 2017.

As of September 30, 2017, there were 1,055,497 stock options outstanding, of which 854,667 were fully vested, 2,000,000 fully vested stock warrants outstanding and 791,511 of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock.

Net stock-based compensation expense relating to the stock-based awards was $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the three and nine months ended September 30, 2017 or 2016. As of September 30, 2017, there was $0.6 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 0.59 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except for per share data):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net Income (Loss) from Continuing Operations	$3,024	$(4,082)	$(2,073)	$(12,216)
Provision for Income Taxes	—	—	—	(2)
(Income) Loss attributable to noncontrolling interest loss allocation	1,224	19	490	92
Preferred dividends - cash and deemed	(1,224)	(1,171)	(3,616)	(3,465)
Net Income (Loss) from Continuing Operations attributable to common shareholders	3,024	(5,234)	(5,199)	(15,591)
Net Income (Loss) from Discontinued Operations attributable to common shareholders	30	(848)	4,766	(2,004)
Net (Income) Loss attributable to common shareholders	$3,054	$(6,082)	$(433)	$(17,595)

Denominator - Weighted average shares:
Weighted average number of common shares - Basic	16,253,427	15,922,321	16,166,285	15,914,283
Weighted average number of common shares assuming dilution	25,091,821	15,922,321	16,166,285	15,914,283
Basic earnings per common share:
Net income (loss) per share, Continuing Operations	$0.26	$(0.26)	$(0.10)	$(0.76)
Preferred dividends per share	(0.07)	(0.07)	(0.22)	(0.22)
Net income (loss) per share, Continuing Operations, net	0.19	(0.33)	(0.32)	(0.98)
Net income (loss) per share, Discontinued Operations	—	(0.05)	0.29	(0.13)
Net income (loss) attributable to common shareholders per share	$0.19	$(0.38)	$(0.03)	$(1.11)
Diluted earnings per common share:
Net income (loss) per share, Continuing Operations	$0.17	$(0.26)	$(0.10)	$(0.76)
Preferred dividends per share	(0.05)	(0.07)	(0.22)	(0.22)
Net income (loss) per share, Continuing Operations, net	0.12	(0.33)	(0.32)	(0.98)
Net income (loss) per share, Discontinued Operations	—	(0.05)	0.29	(0.13)
Net income (loss) attributable to common shareholders per share	$0.12	$(0.38)	$(0.03)	$(1.11)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	1,038,988	961,384	972,475	957,041
Restricted stock	61,128	929,223	589,835	889,790
Warrants to purchase common stock	2,000,000	2,000,000	2,000,000	2,000,000
Convertible preferred stock	—	8,200,000	8,200,000	8,200,000
Total	3,100,116	12,090,607	11,762,310	12,046,831

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

As disclosed in Note 5, during the three and nine months ended September 30, 2017, we recorded cash, receivables and/or other asset recoveries of $6.1 million and $6.4 million, respectively, from guarantor settlements, insurance recoveries and other settlements, and $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2016.

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
Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case that is in the Arizona District Court. The case arose from claims by another creditor of the Justin 123 receivership discussed above, alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit seeks damages totaling $0.3 million, plus attorney fees and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. The Company believes that any liability it may ultimately incur would not have a material adverse effect on its financial condition or its result of operations.

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
11333, Inc. Claim
In 2008, a subsidiary of the Company suffered a loss due to hurricane damage sustained to a property it owned in Galveston, TX. This property did not have insurance coverage at the time of loss. In March of 2011, the subsidiary filed a claim under an errors and omissions policy with its insurer, Lloyd’s of London (“Lloyd’s”), for failure to maintain adequate insurance on the property. The claim which was denied by Lloyd’s and the Company filed a lawsuit with respect to this policy in the United States District Court of Arizona (the “Court”) against Lloyd’s and the Company’s insurance broker, HUB International Insurance Co. (“HUB”). On April 5, 2017, the Court denied the Company’s motion for summary judgment and granted the defendants’ motions for summary judgment, which the Company has appealed. Lloyd’s and HUB have recently filed motions seeking reimbursement of attorney fees in the amount of up to $1.2 million and the Company has filed opposing motions. The parties are currently awaiting the Court’s decision and the ninth circuit court stayed the deadline for 11333, Inc.’s appeal proceedings until a decision is made by the Court related to the motion for award of attorney fees. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined and no amounts have been accrued for in these condensed consolidated financial statements.
Extension of Office Lease
During the nine months ended September 30, 2017, the Company executed an amendment to extend its office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.3 million over the five year term, net of certain concessions granted.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned legacy fees of $19.7 thousand and $0.6 million during the three and nine months ended September 30, 2017, respectively. No legacy fees were earned during the three and nine months ended September 30, 2016.

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

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company entered into a consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital Partners, LLC (“Juniper Capital”), one of the Series B Investors, pursuant to which JCP agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities and (b) assisting the Company in managing and liquidating assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided by either party. The Company and JCP have come to substantial agreement on extending the term of the Consulting Agreement for successive one year periods provided that the annual base consulting fee will be reduced from $0.6 million to $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors) and JCP will be entitled to receive a maximum 1.25% origination fee on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP, subject to reduced fee based on the increasing size of the loan or investment. Under the current terms of the Consulting Agreement, JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP, equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from the (ii) the gross sales proceeds from the sale of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). While the parties have agreed in principle that the terms of the amended agreement will be effective as of July 25, 2017, the written amendment has not yet been executed by the parties.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

During the three months ended September 30, 2017 and 2016, we incurred base consulting fees to JCP of $0.1 million and $0.2 million, respectively. JCP earned legacy fees of $36.2 thousand and $1.1 million during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, JCP earned none and $0.1 million in legacy fees, respectively. During the nine months ended September 30, 2017 and 2016, we incurred base consulting fees to JCP of $0.4 million and $0.5 million, respectively.

Investment in Lakeside JV

During 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors by selling equity interest in LDV Holdings, of which $1.4 million was sold to various related parties, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal and other professional fees totaling $43.5 thousand and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, to that law firm. The Company incurred legal or other professional fees totaling $0.6 million and $0.5 million to that law firm during the nine months ended September 30, 2017 and 2016. The Company had outstanding payables to that law firm totaling $11.1 thousand and $0.2 million as of September 30, 2017 and December 31, 2016, respectively.

Notes Receivable from Certain Investors in Lakeside JV

During the three months ended September 30, 2017, certain of the investors in the Lakeside JV executed promissory notes in favor of a subsidiary of the Company totaling $0.7 million. The notes receivable have an annual interest rate of 8% and mature at the earliest to occur of 1) the date on which the sale of the Lakeside property occurs, or 2) September 17, 2019. The promissory notes are secured by the investors’ respective interest and allocated proceeds of the Lakeside JV. Under applicable accounting guidance, the notes receivable have been netted against the non-controlling interest balance in the accompanying condensed consolidated balance sheet.

Notes Receivable from Certain Partnerships

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships (which the Company began consolidating beginning September 2017) to loan up to $0.7 million for the funding of various costs of such partnerships. During the three months ended September 30, 2017, the notes were amended to increase the collective lending facility to a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of September 30, 2017, the total principal advanced under these notes was $1.2 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.25% at September 30, 2017) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable was eliminated in consolidation as of September 30, 2017.

Purchase of Mezzanine Mortgage Loan Receivable

During the nine months ended September 30, 2017, the Company purchased one new mezzanine loan from a related party who is an affiliate of a Preferred Shareholder, Chase Funding, at a discount for $7.0 million, with a face value of $7.6 million and incurred costs related to underwriting the loan of $0.2 million. The loan is collateralized by a pledge of 100% of the direct equity interests in the owner of an office building located in St. Louis, Missouri. The loan had an original maturity date of September 9, 2016 with three one-year extensions, the second of which was exercised by the borrower during the three months ended September 30, 2017. The loan has an annual interest rate of 9.5% plus one-month LIBOR. The discount is being amortized over the term of the loan using the effective interest method.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — DISCONTINUED OPERATIONS

On February 28, 2017, we sold our two hotels located in Sedona, Arizona (“Sedona hotels”) in a combined cash transaction to DiamondRock Hospitality Company (“DiamondRock”) for $97.0 million resulting in a gain on sale of $6.8 million (net of selling costs). While the Company was not actively seeking to dispose of these assets, this sale resulted from an unsolicited offer received from a third party. In considering the offer, the Company determined that the price point was favorable to the Company based on review of available market data and elected to proceed with the transaction. In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. While the Company intends to continue to remain active in the hospitality industry through the active pursuit of hospitality acquisition and management opportunities, the Company determined that the disposal of the Sedona hotels is required to be treated as discontinued operations accounting presentation under GAAP.

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

Balance Sheet

The following table summarizes the carrying amounts of the major classes of assets and liabilities for discontinued operations in the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$435	$1,747
Funds Held by Lender and Restricted Cash	—	2,063
Operating Properties, net	—	88,734
Other Receivables	80	831
Other Assets	77	737
Total Assets	$592	$94,112

Liabilities
Accounts Payable and Accrued Expenses	$493	$2,304
Customer Deposits and Funds Held for Others	—	2,170
Notes Payable, Net of Discount	—	49,553
Capital Lease Obligations	—	1,157
Total Liabilities	$493	$55,184

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the three and nine months ended September 30, 2017 and 2016. The table below for the three and nine months ended September 30, 2017 reflects the financial results for Sedona assets operations from January 1, 2017 through February 28, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$—	$6,870	$3,425	$20,101

Expenses:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	16	5,794	4,014	16,506
Interest Expense	—	1,060	1,075	3,156
Depreciation and Amortization Expense	—	864	278	2,443
Settlement and Related Costs	—	—	129	—
Gain on Disposal of Assets	(46)	—	(6,837)	—
Provision for Income Taxes	—	—	—	—
Income (Loss) from Discontinued Operations, Net of Tax	$30	$(848)	$4,766	$(2,004)

Interest expense

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the senior mortgage debt that was paid with the proceeds from the sale of the Sedona hotels. The total allocated interest expense for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Expense	$—	$955	$628	$2,840
Amortization of Deferred Financing Fees	—	105	447	316
Total	$—	$1,060	$1,075	$3,156

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Information

The following table presents the total operating and investing cash flows and depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cash flows from discontinued operating activities:	$—	$813	$278	$1,580
Depreciation	—	802	274	1,558
Amortization	—	11	4	22

Cash flows from discontinued investing activities:	$—	$1,056	$659	$4,840
Investment in Real Estate Owned	—	1,056	659	4,840

Non-Cash Investing and Financing Transactions:
Capital Expenditures in Accounts Payable and Accrued Expenses	$439	$303	$461	$512
Liabilities Assumed in Sale of property	$—	$—	$4,132	$—

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

Acquisition of MacArthur Place

On October 2, 2017, the Company, through various subsidiaries, acquired certain hotel and related assets from 29 East MacArthur, LLC (the “Seller”) pursuant to the amended Purchase and Sale Agreement, dated September 1, 2017, in which the Company agreed to purchase the Seller's operating hotel consisting of 64 luxury guest rooms, indoor and outdoor function space, full-service food and beverage outlet and restaurant operations, and spa operations located in Sonoma, California (the “MacArthur Hotel”, aka “MacArthur Place”) for a purchase price $36.0 million. Simultaneously with the acquisition of the MacArthur Place, a hotel management subsidiary of the Company entered into a five year management agreement (the “Hotel Management Agreement”)
to provide hotel and resort management services to the MacArthur Hotel in exchange for monthly and annual management fees at commercially standard terms.

MacArthur Hotel Building Loan Agreement with MidFirst Bank

In connection with the acquisition of the MacArthur Hotel, the Company entered into a building loan agreement/disbursement schedule and related agreements (the “MacArthur Loan”) with MidFirst Bank ( “MidFirst”), dated as of October 2, 2017, in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires the Company to fund minimum equity of $17.4 million, the majority of which was funded at the time of the Sonoma Hotel purchase and the balance of which will be funded during the renovation period. The MacArthur Loan has an initial term of three years, and may be extended for two one year periods if the loan is in good standing, upon satisfaction of certain conditions, and upon payment of a fee of 0.35% of outstanding principal per extension. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75%, which may be reduced by (a) 0.25% if certain minimum compensating balances are maintained at the Bank and by (b) 0.50% if certain additional conditions are met.

The MacArthur Loan is secured by a deed of trust on all MacArthur Hotel real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Hotel and related revenues. The Company has agreed to provide a construction completion guaranty with respect to the planned MacArthur Hotel improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company has provided a loan repayment guaranty of fifty percent (50%) of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum book value net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. In addition, the MacArthur Loan requires the MacArthur Hotel to establish various operating and reserve accounts at MidFirst which are subject to a cash management agreement. In the event of default, MidFirst has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Termination of Management Agreement

On October 20, 2017, the Company received notification from DiamondRock AZ LA Tenant, LLC and DiamondRock AZ OR Tenant, LLC (“DRH”) indicating their intent to terminate the management contract between the Company’s hotel management company subsidiary and DRH effective December 31, 2017 for the Sedona hotels in accordance with the terms of the management agreement.

Hotel Fund Offering

Subsequent to September 30, 2017, L’Auberge Fund Manager, LLC (the “Fund Manager”), a wholly-owned subsidiary of the Company, commenced an offering of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Fund”) pursuant to Regulation D and Regulation S promulgated under the Securities Act (the “Offering”). The Company, through another wholly-owned subsidiary (the “Common Member”), made an initial investment of approximately $17.0 million for common member interests in the Fund. The Common Member’s investment and an initial advance of $19.4 million on the MacArthur Loan were used to acquire the MacArthur Hotel (the “Property”) as described above. The net proceeds of the Offering, after the payment of certain organizational and offering costs, are to be used to (i) repay the Common Member’s initial investment and (ii) fund the renovation of the Property.

Purchasers of the Preferred Interests (the “Preferred Members”) will be entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). The Fund Manager is expected to retain a 10% Preferred Interest in the Fund. Prior to the sale or other disposition of the Property, if the Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company, through the Common Member, will provide the funds necessary to pay the Preferred Distribution for such month. Such payment by the Common Member will be treated as an additional capital contribution and the Common Member’s capital account will be increased by such amount. In addition, on a quarterly basis, the Fund will distribute ten percent (10.0%) of cash available for distribution, as defined in the Fund’s LLC Agreement, after payment of the Preferred Distribution, calculated for the most recently completed fiscal quarter to the Preferred Members pro rata in proportion to the weighted average Preferred Interests owned during the applicable quarterly period (the “Quarterly Excess Cash Distribution”). Additionally, upon the refinance or sale of all or a portion of the Property, Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”). The Company will have no obligation to contribute the funds necessary to pay the Preferred Distribution or the Additional Preferred Distribution upon a capital transaction such as the sale or refinancing of the Property. Upon a capital transaction, the Company will distribute 10.0% of any cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned.

The Fund intends to pursue a liquidity event, with a focus on the sale of all or substantially all of the Fund’s assets, approximately four to six years following commencement of the Offering.

IMH One WestChase Mezz, LLC Loan Acquisition

On November 6, 2017, IMH One WestChase Mezz, LLC, a Delaware limited liability company (“Mezz Lender”) and wholly-owned subsidiary of the Company, acquired, at par, a $12.25 million mezzanine loan (the “Mezz Loan”) originally made by JPMorgan Chase Bank, National Association, a banking association chartered under the laws of the United States of America (“Original Lender”), to IVC One Westchase Center Holdings, LLC, a Delaware limited liability company (“Mezz Borrower”). The Mezz Loan was acquired under a Mezzanine Assignment and Assumption Agreement dated November 6, 2017 by and between Original Lender and Mezz Lender (the “Mezz Agreement”).

The Mezz Loan, which is dated October 5, 2017, has a two-year initial term with three one-year extensions, and bears interest at a floating rate of 7.25% over 30-day LIBOR for the initial term and a floating rate of 7.50% over 30-day LIBOR for the extension terms, if any. The Mezz Loan is primarily secured by a pledge of all of the equity interests in Borrower which owns an office building in Houston, Texas with approximately 466,159 rentable square feet of office space (the “Underlying Property”). The Mezz Loan is also secured by a non-recourse carve-out guaranty executed by Investcorp US Real Estate, LLC, the parent of the Mezz Borrower. The first mortgage on the Underlying Property in the principal amount of $47.0 million has priority of payment over the Mezz Loan in the event of default. The Mezz Loan provides, among other things, for a prepayment penalty in the event of refinancing within the first 24 months of the loan term.

Chad Parson, a director of the Company, is a managing director of JPMorgan Securities LLC, an affiliate of the Original Lender.

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

As of September 30, 2017, we held mortgage and real estate assets with a carrying value of $58.3 million. Our REO held for sale are being marketed for disposition within the next twelve months.

Effective September 29, 2017, the Company began to consolidate into its financial statements the accounts of various previously unconsolidated variable interest entities, whose assets are comprised of real estate holdings, rights to develop water and receivables from other related entities, and liabilities which consist primarily of various amounts payable to related entities. The consolidation occurred as a result of termination of a court-appointed receivership which maintained the general partner interest and thereby the court-appointed receivership had controlled the activities of such entities through that date. As a result, as of that date, the Company received full possession, custody and control of such interests in the partnerships and in turn the Company gained control over the activities of such partnerships. The assets and liabilities of the newly consolidated entities were recorded at their preliminary estimated fair values, with the portion attributable to non-Company interests reflected in non-controlling interest.

During the nine months ended September 30, 2017, we sold our Sedona hotel operating assets for $92.0 million, net of transaction costs and other adjustments, which resulted in a net gain of $6.8 million, and generated net proceeds of $42.2 million, after repayment of $50.0 million in senior indebtedness. The buyer of the hotels initially retained the Company to provide hotel management services for an initial period of five years at standard industry terms. However, the buyer exercised its option to terminate the hotel management agreement effective December 31, 2017. Aside from the Sedona hotels, an additional six properties (or portions thereof) were sold during the nine months ended September 30, 2017 for $6.3 million, net of transaction costs and other adjustments, which resulted in a net gain of $2.0 million. Properties sold during this period included our last remaining operating property, consisting of a golf course in Bullhead City, Arizona.

Our remaining REO held for sale are being marketed for disposition within the next twelve months. With cash and cash equivalents of $34.1 million at September 30, 2017, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures or other attractive investments, acquisitions of hospitality, or other real estate assets.

During the nine months ended September 30, 2017, we recommenced our mortgage lending platform with the purchase of one new loan for $7.0 million, with a face value of $7.6 million. The loan has a maturity date of September 9, 2018 with an additional one-year extension option. The loan bears annual interest at a rate of 9.5% plus one-month LIBOR.

In addition to pursuing hospitality acquisition and management opportunities, as well as other real estate investment opportunities, management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. We recorded recoveries of investment and credit losses of $6.4 million during the nine months ended September 30, 2017.

On October 2, 2017, we acquired certain hotel and related assets consisting of 64 luxury guest rooms, indoor and outdoor function space, full-service food and beverage outlet and restaurant operations, and spa operations located in Sonoma, California (the “MacArthur Hotel”, aka “MacArthur Place”) for a purchase price $36.0 million. In connection with the acquisition of the MacArthur Hotel, the Company entered into a building loan agreement/disbursement schedule and related agreements (the “MacArthur Loan”) with MidFirst Bank (“MidFirst”) in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires us to fund minimum equity of $17.4 million, the majority of which was funded at the time of the Sonoma Hotel purchase and the balance of which will be funded during the renovation period.

Key Operational Aspects

•
As a result of the sale of the Sedona hotels and pay-off of the related liabilities, the Company’s total assets were $98.5 million as of September 30, 2017 compared to $146.3 million as of December 31, 2016.

•
The Company’s net income (loss) for the three and nine months ended September 30, 2017 was $3.1 million and ($2.7 million), respectively, compared to net losses of $4.9 million and $14.2 million for the three and nine months ended September 30, 2016, respectively.

•
The Company’s total revenue from continuing operations decreased by $0.4 million and $1.0 million to $0.7 million and $2.9 million for the three and nine months ended September 30, 2017, respectively, from the corresponding periods in 2016.

•
The Company’s basic and diluted net income (loss) from continuing operations per common share for the three and nine months ended September 30, 2017 were $0.19 and $(0.32) compared to net loss from continuing operations per common share of $0.33 and $0.98 for the three and nine months ended September 30, 2016.

Results of Operations for the Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Revenues (in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues:	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Property Revenue	$—	$928	$(928)	(100.0)%	$1,682	$3,289	$(1,607)	(48.9)%
Management Fees, Investment, and Other Income	300	73	227	311.0%	808	244	564	231.1%
Mortgage Loan Income, net	350	19	331	1,742.1%	402	332	70	21.1%
Total Revenue	$650	$1,020	$(370)	(36.3)%	$2,892	$3,865	$(973)	(25.2)%

Operating Property Revenue. For the three months ended September 30, 2017, there was no operating property revenue as compared to $0.9 million during the three months ended September 30, 2016, a decrease of $0.9 million or 100.0%. During the nine months ended September 30, 2017, operating property revenue was $1.7 million compared to $3.3 million for the nine months ended September 30, 2016, a decrease of $1.6 million or 48.9%. The year-over-year decrease in operating property revenue is primarily attributable to the sale of our multifamily residential operation in the fourth quarter of 2016, the sale of our Sedona hotels in the first quarter of 2017, and the sale of our golf and restaurant operation in the second quarter of 2017.

Management Fees, Investment and Other Income. For the three months ended September 30, 2017, management fees, investment and other income was $0.3 million, an increase of $0.2 million, or 311.0%, over the three months ended September 30, 2016. The management fees, investment and other income for the nine months ended September 30, 2017 was $0.8 million compared to $0.2 million during the same period in 2016, an increase of $0.6 million or 231.1%. The year-over-year increase is primarily attributable to the management fees we received for managing the Sedona hotels following their sale, and management fees earned under various partnership agreements.

Mortgage Loan Income. For the three months ended September 30, 2017, income from mortgage loans was $0.4 million, an increase of $0.3 million from the three months ended September 30, 2016. For the nine months ended September 30, 2017, income from mortgage loans was $0.4 million compared to $0.3 million for the nine months ended September 30, 2016, an increase of $0.1 million or 21.1%. The year-over-year increase in mortgage loan income is primarily attributable to the newly purchased performing loan in mid-2017, coupled with the payoff or sale of loans in 2016.

Costs and Expenses

Expenses (in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Expenses:	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$105	$851	$(746)	(87.7)%	$1,544	$2,482	$(938)	(37.8)%
Expenses for Non-Operating Real Estate Owned	153	86	67	77.9%	485	377	108	28.6%
Professional Fees	1,059	1,125	(66)	(5.9)%	3,181	3,348	(167)	(5.0)%
General and Administrative Expenses	1,793	1,829	(36)	(2.0)%	6,154	5,691	463	8.1%
Interest Expense	449	1,241	(792)	(63.8)%	1,323	3,505	(2,182)	(62.3)%
Depreciation and Amortization Expense	46	49	(3)	(6.1)%	139	709	(570)	(80.4)%
(Gain) Loss on Disposal of Assets, Net	(321)	2	(323)	(16,150.0)%	(2,036)	(20)	(2,016)	10,080.0%
Recovery of Investment and Credit Losses, Net	(6,070)	(129)	(5,941)	4,605.4%	(6,408)	(249)	(6,159)	2,473.5%
Impairment of Real Estate Owned	344	—	344	100.0%	344	—	344	100.0%
Loss of Unconsolidated Subsidiaries	68	48	20	41.7%	239	238	1	0.4%
Total (Income) Costs and Expenses	$(2,374)	$5,102	$(7,476)	(146.5)%	$4,965	$16,081	$(11,116)	(69.1)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended September 30, 2017, operating property direct expenses were $0.1 million, a decrease of $0.7 million, or 87.7%, from $0.9 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, operating property direct expenses were $1.5 million compared to $2.5 million for the nine months ended September 30, 2016, representing a decrease of $0.9 million or 37.8%. Amounts for the three and nine months ended September 30, 2017 include costs relating to our hospitality management subsidiary which are partially funded through related management fee income. The year-over-year decrease in operating property direct expenses is primarily attributed to a decrease in the operating costs of our golf and restaurant operation which was sold late in the second quarter of 2017, in addition to a decrease resulting from the sale of our multifamily residential operation in the fourth quarter of 2016.

Expenses for Non-Operating Real Estate Owned. For the three months ended September 30, 2017, expenses for non-operating real estate owned assets were $0.2 million, an increase of $67.0 thousand or 77.9%, from $86.0 thousand for the three months ended September 30, 2016. For the nine months ended September 30, 2017, expenses for non-operating real estate were $0.5 million an increase of $0.1 million from $0.4 million for the nine months ended September 30, 2016. The slight year-over-year increase is primarily attributable to an increase in real estate taxes and asset repair and maintenance costs.

Professional Fees. For both the three months ended September 30, 2017 and 2016, professional fees were $1.1 million. For the nine months ended September 30, 2017, professional fees were $3.2 million, a decrease of $0.2 million or 5.0%, from $3.3 million for the nine months ended September 30, 2016. The decrease in professional fees is primarily attributed to a reduction in enforcement and recovery related legal fees.

General and Administrative Expenses. For the three months ended September 30, 2017 and 2016, general and administrative expenses were consistent at $1.8 million. For the nine months ended September 30, 2017, general and administrative expenses were $6.2 million, an increase of $0.5 million or 8.1%, from $5.7 million for the nine months ended September 30, 2016. The increase in general and administrative costs is primarily attributed to approved cash and stock-based executive compensation as well as one-time costs incurred in connection with the transfer of the preferred shareholder interest from SRE to JPM.

Interest Expense. For the three months ended September 30, 2017, interest expense was $0.4 million as compared to $1.2 million for the three months ended September 30, 2016, a decrease of $0.8 million, or 63.8%. For the nine months ended September 30, 2017, interest expense was $1.3 million, a decrease of $2.2 million or 62.3% from $3.5 million for the nine months ended September

30, 2016. The year-over-year decrease is attributed primarily to the payoff of several notes, including a $22.1 million construction loan and $9.0 million in related party indebtedness in the fourth quarter of 2016, as well as other secured and non-secured notes.

Depreciation and Amortization Expense. For the three months ended September 30, 2017, depreciation and amortization expense was $46.0 thousand compared to $49.0 thousand for the three months ended September 30, 2016. For the nine months ended September 30, 2017, depreciation and amortization expense was $0.1 million, a decrease of $0.6 million or 80.4%, from $0.7 million for the nine months ended September 30, 2016. The year-over-year decrease is due primarily to the sales of the Gabella multifamily property in the fourth quarter of 2016 and the sale of the Sedona hotels in first quarter 2017.

(Gain) Loss on Disposal of Assets. We sold two REO assets (or portions thereof) for $1.3 million resulting in a gain of $0.3 million during the three months ended September 30, 2017. During the three months ended September 30, 2016, we sold one REO asset for $0.1 million (net of selling costs) for a net loss of $2.0 thousand. During the nine months ended September 30, 2017, we sold REO from seven projects (in whole or portions thereof), resulting in a gain of $8.9 million (of which $6.8 million is included as a component of discontinued operations in the unaudited condensed consolidated statement of operations). During the nine months ended September 30, 2016, we sold six REO assets and one mortgage note for $6.4 million (net of selling costs), resulting in a net gain of $20.0 thousand.

Recovery of Investment and Credit Losses. For the three and nine months ended September 30, 2017, we recorded recoveries of investment and credit losses of $6.1 million and $6.4 million, respectively, primarily resulting from the consolidation of various equity interests, and from cash, receivables, and/or other assets recovered from guarantors on certain legacy loans and from insurance recoveries received during the period. Recoveries of $0.1 million and $0.2 million were recorded for the three and nine months ended September 30, 2016, respectively.

Impairment of Real Estate Owned. For both the three and nine months ended September 30, 2017, we recorded impairment of real estate owned of $0.3 million and none for both the three and nine months ended September 30, 2016.

Equity Loss of Unconsolidated Subsidiaries. For the three months ended September 30, 2017 and 2016, we recorded net losses of unconsolidated subsidiaries in the amount of $68.0 thousand and $48.0 thousand, respectively. For both the nine months ended September 30, 2017 and 2016, we recorded net losses of unconsolidated subsidiaries of $0.2 million. These losses resulted from allocations of various operating expenses combined with a lack of revenue from such partnerships.

Discontinued Operations. As described in Note 12 of this Form 10-Q, we sold our Sedona hotel assets on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the three and nine months ended September 30, 2017 and 2016. For the three months ended September 30, 2017, our Sedona hotels contributed a net income of $30.0 thousand (resulting primarily from the remaining proration true-up), compared to net income of $0.8 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, our Sedona hotels provided net income of $4.8 million (including a gain on sale of $6.8 million), compared to a net loss of $2.0 million for the nine months ended September 30, 2016. In conjunction with the sale of the Sedona hotels, the $50.0 million note payable secured by the assets was repaid in full. This note payable has correspondingly been presented in the liabilities from discontinued operations as of December 31, 2016. See Note 12 of the accompanying condensed consolidated financial statements for additional information.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and nine months ended September 30, 2017 and 2016, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-Q, we sold our Sedona hotels on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the three and nine months ended September 30, 2017 and 2016. While the Sedona hotels have been presented as discontinued operations in the accompanying condensed consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. Moreover, the Company is actively pursuing other attractive hospitality and entertainment assets.

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

A summary of the financial results for each of our operating segments during the three and nine months ended September 30, 2017 and 2016 follows (in thousands):

Hospitality and Entertainment Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Consolidated Total	2016	% of Consolidated Total	2017	% of Consolidated Total	2016	% of Consolidated Total
Total Revenue	$176	27.1%	$341	33.4%	$2,170	75.0%	$2,026	52.4%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	105	100.0%	575	67.6%	1,544	100.0%	1,732	69.8%
Professional Fees	13	1.2%	—	—%	39	1.2%	—	—%
General and Administrative Expenses	79	4.4%	—	—%	117	1.9%	—	—%
Total operating expenses	197		575		1,700		1,732
Net Operating Income	(21)		(234)		470		294
Net Operating Income % of revenue	(11.9)%		(68.6)%		21.7%		14.5%
Gain on Disposal of Assets	—	—%	—	—%	(169)	8.3%	—	—%
Other Expenses (Income)	—		—		(169)		56
Total Expenses	197	(8.3)%	575	11.3%	1,531	30.8%	1,788	11.1%
Net Income (Loss) from Continuing Operations	(21)	(0.7)%	(234)	5.7%	639	(30.8)%	238	(1.9)%
Net Income (Loss) from Discontinued Operations, Net of Tax	30	100.0%	(848)	100.0%	4,766	100.0%	(2,004)	100.0%
Net Income (Loss) Attributable to Common Shareholders	$9	0.3%	$(1,082)	17.8%	$5,405	(1,248.3)%	$(1,766)	10.0%

For the three months ended September 30, 2017 and 2016, the hospitality and entertainment operations segment revenues were $0.2 million and $0.3 million, respectively. Net income from discontinued operations for the nine months ended September 30, 2017 includes gain on the sale of the Sedona hotels of $6.8 million. For the nine months ended September 30, 2017 and 2016, the hospitality and entertainment operations segment revenues were $2.2 million and $2.0 million, respectively.

For the three months ended September 30, 2017 and 2016, the hospitality and entertainment operations segment contributed 27.1% and 33.4%, respectively, of total consolidated revenues. For the nine months ended September 30, 2017 and 2016, the segment contributed 75.0% and 52.4%, respectively, of total consolidated revenues. The year-over-year increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to increased revenues at our hotel operations coupled with a lack of other income-producing assets and the sale of various assets and loans in our legacy portfolio. The slight decline for the three months ended September 30, 2017 over the three months ended can be attributed to the lack of income from of our golf course operation due to its sale in the second quarter of 2017.

Similarly, during the three months ended September 30, 2017 and 2016, the hospitality and entertainment operations segment constituted the majority of consolidated operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled (11.9)% and (68.6)% for the three months ended September 30, 2017 and 2016, respectively, and contributed 21.7% and 14.5% for the nine months ended September 30, 2017 and 2016, respectively. The increase in net operating income percentages for the three and nine months ended September 30, 2017, as compared to the same period in 2016, was primarily attributed to increased revenue offset by lower operating property direct expenses.

Of the $0.2 million in total operating expenses for the three months ended September 30, 2017, the hospitality management company expenses attributed totaled $0.1 million. Of the $1.7 million in total operating expenses for the nine months ended September 30, 2017, hospitality management company expenses attributed towards $0.2 million. Additionally, costs totaling $0.1 million for the acquisition of MacArthur Place hotel are included in total operating expenses for the three and nine months ended September 30, 2017.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $21.0 thousand and $0.2 million of the total consolidated net loss from continuing operations for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the segment contributed $0.6 million and $0.2 million, respectively, of the total consolidated net income from continuing operations.

As previously noted, we sold our hotel properties in the first quarter of 2017 and our golf operation in the second quarter of 2017. The MacArthur Place hotel was acquired in the fourth quarter of 2017. We anticipate the hospitality and entertainment industry segment’s revenue and expense contribution to be less in comparison to previous levels until further acquisitions are made.

Mortgage and REO – Legacy Portfolio and Other Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Consolidated Total	2016	% of Consolidated Total	2017	% of Consolidated Total	2016	% of Consolidated Total

Total Revenue	$387	59.5%	$679	66.6%	$516	17.8%	$1,816	47.0%
Expenses:
Operating Property Direct Expenses	—	—%	276	32.4%	—	—%	750	30.2%
Expenses for Non-Operating Real Estate Owned	153	100.0%	86	100.0%	485	100.0%	377	100.0%
Professional Fees	616	58.2%	727	64.6%	2,305	72.5%	2,013	60.1%
General and Administrative Expense	—	—%	20	1.1%	115	1.9%	60	1.1%
Total operating expenses	769		1,109		2,905		3,200
Other Expenses (Income):
Interest Expense	132	29.4%	650	52.4%	397	30.0%	1,725	49.2%
Depreciation & Amortization Expense	—	—%	—	—%	—	—%	506	71.4%
(Gain) Loss on Disposal of Assets, Net	(321)	100.0%	2	100.0%	(1,867)	91.7%	(20)	100.0%
Recovery of Investment and Credit Losses, Net	(6,070)	100.0%	(129)	100.0%	(6,348)	99.1%	(249)	100.0%
Impairment of Real Estate Owned	344	—%	—	—%	344	100.0%	—	—%
Earnings in Unconsolidated Subsidiaries	68	100.0%	48	100.0%	239	100.0%	238	100.0%
Other Expenses (Income)	(5,847)		571		(7,235)		2,200
Total Expenses, Net of Gains	(5,078)	213.9%	1,680	32.9%	(4,330)	(87.2)%	5,400	33.6%
Net Income (Loss)	5,465	180.7%	(1,001)	24.5%	4,846	(233.8)%	(3,584)	29.3%
Net (Income) Loss Attributable to Noncontrolling Interests	1,224	100.0%	19	100.0%	490	100.0%	92	100.0%
Net Income (Loss) Attributable to Common Shareholders	$6,689	219.0%	$(982)	16.1%	$5,336	(1,232.3)%	$(3,492)	19.8%

For the three months ended September 30, 2017 and 2016, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 59.5% and 66.6%, respectively, of total consolidated revenues. For the nine months ended September 30, 2017 and 2016, the segment contributed 17.8% and 47.0%, respectively, of total consolidated revenues. The year-over-year decrease in segment revenue as a percentage of total revenue for the three and nine months ended September 30, 2017 resulted primarily from the sale of the Gabella multifamily leasing operation in December 2016, coupled with reduced mortgage loan and investment income due to real estate asset sales and payoffs of certain mortgage loans.

For the three months ended September 30, 2017 and 2016, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated (income) expenses, net of gains, of $(5.1) million and $1.7 million, respectively. For the nine months ended September 30, 2017 and 2016, the segment recorded total consolidated (income) expenses, net of gain, of $(4.3) million and $5.4 million, respectively. The year-over-year decrease in net expenses for the three and nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to (i) increased recoveries from prior credit losses through asset collections from guarantors as a result of our enforcement and collection efforts, (ii) gains from the sale of REO assets (or portions thereof), (iii) decreases in operating property expenses and interest expense due to the sale of certain REO assets and the repayment of debt collateralized by those assets, and (iv) the cessation of depreciation and amortization expense pertaining to Gabella’s residential leasing assets in the second quarter of 2016, partially offset by (x) reduced revenue from operating real estate owned due to their sale. The segment recorded a recovery provision of $6.1 million for the three months ended September 30, 2017 compared to $0.1 million recovery of investment and credit losses recognized for the three months ended September 30, 2016. Recovery provision of credit losses of $6.3 million and $0.2 million were recognized for the nine months ended September 30, 2017 and 2016, respectively.

After revenues, less interest, depreciation and amortization expenses, and recoveries of investment and credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net income (loss) of $5.5 million and $(1.0) million, respectively, for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, the segment contributed net income (loss) of $4.8 million and $(3.6) million, respectively.

See “Note 3 – Mortgage Loans, Net” and “Note 4 – Real Estate Held for Sale and Other Real Estate Owned” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Consolidated Total	2016	% of Consolidated Total	2017	% of Consolidated Total	2016	% of Consolidated Total

Total Revenue	$87	13.4%	$—	—%	$206	7.1%	$23	0.6%
Expenses:
Expenses for Non-Operating Real Estate Owned	—	—%	—	—%	—	—%	—	—%
Professional Fees	430	40.6%	398	35.4%	837	26.3%	1,335	39.9%
General and Administrative Expense	1,714	95.6%	1,809	98.9%	5,922	96.2%	5,631	98.9%
Total operating expenses	2,144		2,207		6,759		6,966
Other Expenses:
Interest Expense	317	70.6%	591	47.6%	926	70.0%	1,780	50.8%
Depreciation & Amortization Expense	46	100.0%	49	100.0%	139	100.0%	147	20.7%
Recovery of Investment and Credit Losses, Net	—	—%	—	—%	(60)	0.9%	—	—%
Other Expenses	363		640		1,005		1,927
Total Expenses	2,507	(105.6)%	2,847	55.8%	7,764	156.4%	8,893	55.3%
Loss before Income Taxes	$(2,420)	(80.0)%	$(2,847)	69.7%	$(7,558)	364.6%	$(8,870)	72.6%
Provision for Income Taxes	—	100.0%	—	—%	—	—%	(2)	100.0%
Net Loss	(2,420)	(80.0)%	(2,847)	57.7%	(7,558)	364.6%	(8,872)	62.4%
Cash Dividend on Redeemable Convertible Preferred Stock	(539)	100.0%	(539)	100.0%	(1,600)	100.0%	(1,606)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(685)	100.0%	(632)	100.0%	(2,016)	100.0%	(1,859)	100.0%
Net Loss Attributable to Common Shareholders	$(3,644)	(119.3)%	$(4,018)	66.1%	$(11,174)	2,580.6%	$(12,337)	70.1%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any material revenues for the Company for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, the Company generated $0.1 million and $0.2 million, respectively, primarily from management fees earned through partnership agreements.

For the three months ended September 30, 2017 and 2016, the Corporate and Other segment contributed $2.5 million and $2.8 million, respectively, or (105.6)% and 55.8%, to total consolidated expenses. The decrease in expenses for this segment is primarily attributable to (i) decreased costs in general and administrative expenses, and (ii) decreased interest expense. For the nine months ended September 30, 2017 and 2016, the Corporate and Other segment contributed $7.8 million and $8.9 million, respectively, to total consolidated expenses. The decrease in expenses for this segment is primarily attributable to (i) a decrease in interest expense due to the reduction of our outstanding notes payable balances and (ii) reduced professional fees expense. As a percentage of total expense, the increase for the three and nine months ended September 30, 2017 is attributed to gains recognized offsetting the expenses in other segments.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of September 30, 2017, our loan portfolio consisted of three first mortgage loans with a carrying value of $7.2 million. As of December 31, 2016, our loan portfolio consisted of three first mortgage loans with a carrying value of $0.4 million. As of September 30, 2017 and December 31, 2016, two of the loans are fully reserved and have a zero carrying value. During the nine months ended September 30, 2017, we purchased one loan at a discount for $7.0 million, with a face value of $7.6 million and incurred costs related to underwriting the loan of $0.2 million. During the nine months ended September 30, 2017, a group of partnerships previously accounted for under the equity investment method was consolidated, and through this process, eliminated one mortgage loan through intercompany consolidation. We received principal payoffs totaling $7.6 million during the nine months ended September 30, 2016 and none during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the valuation allowance represented 63.8% and 97.1%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

As of September 30, 2017, the collateral underlying our loan portfolio was located in California and Missouri. As of December 31, 2016, the collateral underlying our loan portfolio was located in New Mexico and California. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change in the geographic diversification of our loans is primarily attributed to loan purchases.

While our lending activities have historically been focused primarily in the southwestern United States, we remain flexible in further diversification of our investments geographically if attractive opportunities arise when we recommence lending activities at a meaningful level.

 See “Note 3 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At September 30, 2017 and December 31, 2016, the Prime rate was 4.25% and 3.75%, respectively.

As of September 30, 2017 one of our three loans was performing, had a principal balance $7.6 million, and a weighted average interest rate of 11.0%. At December 31, 2016, one of our three loans was performing and had a principal balance of $0.3 million and an interest rate of 11.0%.

See “Note 3 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding interest rates for our loan portfolio.

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

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of September 30, 2017 the original projected end-use of the collateral under our loans was classified as 63.8% residential and 36.2% commercial. As of December 31, 2016, the original projected end-use of the collateral under our loans was classified as 97.1% residential and 2.9% mixed-use.

See “Note 3 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our mortgage loan portfolio, net of the valuation allowance, as of September 30, 2017, has scheduled maturity dates as follows:

Quarter	Principal and Interest Balance	Percent	#
Matured	$12,682	62.2%	2
Q3 2018	7,699	37.8%	1
Total Principal and Interest	20,381	100.0%	3
Less: Purchase Discount, Net of Accumulated Amortization	(496)
Less: Valuation Allowance	(12,682)
Net Carrying Value	$7,203

See “Note 3 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding loan modifications.

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

At September 30, 2017, we held total REO assets of $51.1 million, of which $15.3 million were held for sale, and $35.9 million were classified as other real estate owned. At December 31, 2016, we held REO assets of $122.1 million, of which $17.8 million were held for sale, $88.7 million were held as operating properties (which is classified in Assets from discontinued operations in the accompanying condensed consolidated balance sheet as of December 31, 2016), and $15.5 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Utah, Minnesota and New Mexico.

During the nine months ended September 30, 2017, we acquired the remaining 10% interest in Lakeside JV resulting in its consolidation and reflected in other real estate owned in the accompanying condensed consolidated balance sheets. In addition, on September 29, 2017, we acquired a controlling interest in a group of seven partnerships with real estate assets located in New Mexico (collectively referred to as the “New Mexico Partnerships”), which were previously accounted for under the equity method of accounting. As a result of this transaction, we were required to consolidate the New Mexico Partnerships, at which time we recorded the related real estate assets at their preliminary estimated fair values, which added $17.8 million to our other real estate owned balance as of September 30, 2017. During the nine months ended September 30, 2016, we did not acquire any REO assets.

During the nine months ended September 30, 2017, we sold REO from seven projects (in whole or in portions thereof), for $98.3 million (net of transaction costs and other adjustments), resulting in a net gain on disposal of $8.9 million. During the nine months ended September 30, 2016, we sold six REO assets (or portions thereof) for $3.4 million (net of transaction costs and other adjustments), resulting in a total net gain of $22.0 thousand.

During the nine months ended September 30, 2017, we reclassified certain assets between REO held for sale and operating properties (including the reclassification of our Sedona hotel assets) or other REO, depending on when such assets met the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not being actively marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Other than these reclassifications, there were no material changes with respect to REO classifications or planned development during the nine months ended September 30, 2017 other than as a result of REO asset sales and capitalized development costs.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations, which totaled $0.3 million (none of which is included in income from discontinued operations) and $6.7 million ($5.8 million of which is included in loss from discontinued operations) for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, these costs and expenses were $6.0 million ($4.0 million of which is included in income from discontinued operations) and $19.4 million ($16.5 million of which is included in income from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.4 million and $10.7 million during the nine months ended September 30, 2017 and 2016, respectively.

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

See “Note 4 – Real Estate Held for Sale and Other Real Estate Owned” in the accompanying condensed consolidated financial statements for additional information.

Important Relationships between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan in defaults at September 30, 2017 and December 31, 2016 consisted of impaired legacy mortgage loans. At September 30, 2017 and December 31, 2016, two of our outstanding loans were in default, both of which were past their respective scheduled maturity dates and fully reserved. We are in the process of pursuing certain enforcement action which could lead to foreclosure or other disposition of assets serving as collateral for our other portfolio loans in default. The timing of foreclosure on the remaining loan collateral is dependent on several factors, including applicable state statutes, other existing liens, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 3 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, and summaries of the procedures performed in connection with our fair value analysis as of September 30, 2017, is presented in Note 6 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three and nine months ended September 30, 2017 and 2016. However, we recorded net recoveries of prior investment and credit losses of $6.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively; and $6.4 million and $0.2 million during the nine months ended September 30, 2017 and 2016, respectively, relating to the collection of cash, receivables and/or other assets from guarantors on certain legacy loans and insurance reimbursements. For the three and nine months ended September 30, 2017, we recorded impairment of real estate owned of $0.3 million and none for the three and nine months ended September 30, 2016.

As of September 30, 2017 and December 31, 2016, the valuation allowance totaled $12.7 million, representing and 63.8% and 97.1%, respectively, of the total outstanding loan principal and accrued interest balance.

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

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a remaining balance of $1.4 million at September 30, 2017. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the nine months ended September 30, 2017 totaled $0.6 million. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Subject to certain minimum cash and profitability conditions, the Company may be required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018.

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

Special Assessment Obligations

As of September 30, 2017 and December 31, 2016, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $3.1 million and $3.6 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $2.9 million and $3.1 million as of September 30, 2017 and December 31, 2016, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $6.1 million at September 30, 2017. We made principal payments of $0.1 million on this special assessment obligation during the nine months ended September 30, 2017.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of and $0.1 million and $0.0 million as of September 30, 2017 and December 31, 2016, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at September 30, 2017. We made principal payments of $0.2 million on this special assessment obligation during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, a portion of the property was sold. In conjunction with the sale, the buyer agreed to assume an additional $0.2 million of the special assessment obligation.

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

Hotel Acquisition and Construction Loan

In connection with the acquisition of the MacArthur Hotel on October 2, 2017, the Company entered into a building loan agreement/disbursement schedule and related agreements with MidFirst, dated as of October 2, 2017, in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires the Company to fund minimum equity of $17.4 million, the majority of which was funded at the time of the Sonoma Hotel purchase and the balance of which will be funded during the renovation period. The MacArthur Loan has an initial term of three years, and may be extended for two one year periods if the loan is in good standing and upon satisfaction of certain conditions, and upon payment of a fee of 0.35% of outstanding principal per extension. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75%, which may be reduced by (a) 0.25% if certain minimum compensating balances are maintained at the Bank and by (b) 0.50% if certain additional conditions are met.

The MacArthur Loan is secured by a deed of trust on all MacArthur Hotel real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Hotel and related revenues. The Company agreed to provide a construction completion guaranty with respect to the planned MacArthur Hotel improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, The Company has provided a loan repayment guaranty of fifty percent (50%) of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum book value net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. In addition, the MacArthur Loan requires the MacArthur Hotel to establish various operating and reserve accounts at MidFirst which are subject to a cash management agreement. In the event of default, MidFirst has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Hotel Fund Offering

Subsequent to September 30, 2017, L’Auberge Fund Manager, LLC (the “Fund Manager”), a wholly-owned subsidiary of the Company, commenced an offering of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Fund”) pursuant to Regulation D and Regulation S promulgated under the Securities Act (the “Offering”). The Company, through another wholly-owned subsidiary (the “Common Member”), made an initial investment of approximately $17.0 million for common member interests in the Fund. The Common Member’s investment and an initial advance of $19.4 million on the MacArthur Loan were used to acquire the MacArthur Hotel (the “Property”) as described above. The net proceeds of the Offering, after the payment of certain organizational and offering costs, are to be used to (i) repay the Common Member’s initial investment and (ii) fund the renovation of the Property.

Purchasers of the Preferred Interests (the “Preferred Members”) will be entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). The Fund Manager is expected to retain a 10% Preferred Interest in the Fund. Prior to the sale or other disposition of the Property, if the Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company, through the Common Member, will provide the funds necessary to pay the Preferred Distribution for such month. Such payment by the Common Member will be treated as an additional capital contribution and the Common Member’s capital account will be increased by such amount. In addition, on a quarterly basis, the Fund will distribute ten percent (10.0%) of cash available for distribution, as defined in the Fund’s LLC Agreement, after payment of the Preferred Distribution, calculated for the most recently completed fiscal quarter to the Preferred Members pro rata in proportion to the weighted average Preferred Interests owned during the applicable quarterly period (the “Quarterly Excess Cash Distribution”). Additionally, upon the refinance or sale of all or a portion of the Property, Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”). The Company will have no obligation to contribute the funds necessary to pay the Preferred Distribution or the Additional Preferred Distribution upon a capital transaction such as the sale or refinancing of the Property. Upon a capital transaction, the Company will distribute 10.0% of any cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned.

The Fund intends to pursue a liquidity event, with a focus on the sale of all or substantially all of the Fund’s assets, approximately four to six years following commencement of the Offering.

Off-Balance Sheet Arrangements

General

We have equity interests in a number of off balance sheet joint ventures and limited partnerships previously recorded under the equity method with varying structures (which became consolidated entities effective September 29, 2017), as described in Note 5 of the accompanying condensed consolidated financial statements. Most of the joint ventures and partnerships in which we have an interest are involved in the ownership and/or development of real estate. A venture or partnership will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture or partnership may request a contribution from the partners, and we will evaluate such request.

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships (which the Company began consolidating beginning September 2017) to loan up to $0.7 million for the funding of various costs of such partnerships. During the three months ended September 30, 2017, the notes were amended to increase the collective lending facility to a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of September 30, 2017, the total principal advanced under these notes was $1.2 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.25% at September 30, 2017) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable was eliminated in consolidation as of September 30, 2017.

Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt
At September 30, 2017 and December 31, 2016, certain of our unconsolidated joint ventures and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.
In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans had variable interest rates, which created exposure in the form of market risk due to interest rate changes. As of September 30, 2017, we had no outstanding guarantees. However, in connection with the MacArthur Loan executed on October 2, 2017, we agreed to provide a construction completion guaranty with respect to the planned MacArthur Hotel improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, we have provided a loan repayment guaranty of fifty percent (50%) of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, we are required to maintain a minimum book value net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan.

Extension of Office Lease
During the nine months ended September 30, 2017, the Company executed an amendment to extend its office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.3 million over the five year term, net of certain concessions granted.

Liquidity and Capital Resources

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to shareholders, other costs and expenses, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash, revenues from remaining operating properties, income from anticipated investment activities, proceeds from the disposition of our existing loan and REO assets held for sale, and proceeds from debt and equity financing initiatives. To the extent there is a shortfall in available cash, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to fund a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

 At September 30, 2017, we had cash and cash equivalents of $34.1 million, as well as REO held for sale of $15.3 million, which we believe are sufficient to cover our liquidity needs over the next twelve months. However, our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our requirements for liquidity as of and for the nine months ended September 30, 2017.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $12.8 million and $5.7 million for the nine months ended September 30, 2017 and 2016, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $88.2 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash from investing activities is attributed primarily to increased proceeds from the disposal of assets, coupled with decreases in capitalized REO capital costs and offset by decreases in mortgage loan collections. Proceeds received from the sale of REO assets and mortgage loans totaled $98.3 million and $6.5 million for the nine months ended September 30, 2017 and 2016, respectively. Mortgage loan funding totaled $7.0 million during the nine months ended September 30, 2017, while mortgage loan collections totaled $7.6 million during the nine months ended September 30, 2016. Additionally, capital investments in real estate owned decreased year over year totaling $1.4 million and $10.7 million during the nine months ended September 30, 2017 and 2016, respectively.

Cash Provided By (Used In) Financing Activities.

Net cash provided by (used in) financing activities was ($52.3 million) and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we repaid notes in the aggregate amount of $50.4 million compared to $5.6 million, during the same period in 2016. We received proceeds from notes payable of $9.2 million during the nine months ended September 30, 2016 and none in 2017. We also made dividend payments of $1.6 million for each of the nine months ended September 30, 2017 and 2016.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, there have been no significant changes in our critical accounting policies from December 31, 2016, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2017.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of September 30, 2017.
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
Cyber-attacks are becoming more sophisticated and pervasive. Across our business we hold large volumes of personally identifiable information including that of employees and customers. Individuals may try to gain unauthorized access to our data in order to misappropriate such information for potentially fraudulent purposes, and our security measures may fail to prevent such unauthorized access. A significant breach could have a material adverse effect on our operations, reputation, and financial condition. In addition, if we were unable to prove that our systems are properly designed to detect an intrusion, we could be subject to severe penalties and loss of existing or future business. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure. The costs to mitigate or address security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of business. As threats related to cyber attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our profitability.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Document

10.1	Purchase and Sale Agreement, dated as of August 2, 2017, by and between 29 East MacArthur LLC and IMH Financial Corporation

10.2	First Amendment to Purchase and Sale Agreement dated as of September 1, 2017, by and between 29 East MacArthur LLC and IMH Financial Corporation

10.3	Assignment and Assumption of Purchase Agreement dated September 25, 2017, by and between IMH Financial Corporation and L’Auberge de Sonoma, LLC

10.4	Second Amendment to Purchase and Sale Agreement dated as of September 28, 2017, by and between 29 East MacArthur LLC, and L’Auberge de Sonoma, LLC

10.5	Third Amendment to Purchase and Sale Agreement dated as of September 29, 2017, by and between 29 East MacArthur LLC, and L’Auberge de Sonoma, LLC

10.6	Building Loan Agreement/Disbursement Schedule dated as of October 2, 2017, by and between MidFirst Bank and L’Auberge de Sonoma, LLC

10.7	Promissory Note dated as of October 2, 2017, made by L’Auberge de Sonoma, LLC in favor of MidFirst Bank

10.8	Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 2, 2017, made by L’Auberge de Sonoma, LLC for the benefit of MidFirst Bank

10.9	Completion Guaranty, dated as of October 2, 2017, made by IMH Financial Corporation in favor of MidFirst Bank

10.10	Continuing Guaranty, dated as of October 2, 2017, made by IMH Financial Corporation in favor of MidFirst Bank

10.11	Mezzanine Assignment and Assumption Agreement, dated as of November 6, 2017, by and between JPMorgan Chase Bank, National Association, and IMH One Westchase Mezz, LLC

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

Date:	November 20, 2017	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	November 20, 2017
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	November 20, 2017
Samuel J. Montes	and Principal Accounting Officer)