Form 10-K
period 2017-12-31
IMH Financial Corp
filed 2018-03-29
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended December 31, 2017
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

The registrant had 1,497,525 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock, 5,595,148 shares of Series B-2 Preferred Stock and 2,352,941 shares of Series B-3 Preferred Stock. The Preferred Stock is collectively convertible, and when combined with outstanding common stock would convert into 27,244,528 outstanding common shares as of March 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated by Reference
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its 2018 Annual Meeting of Shareholders.

IMH Financial Corporation
2017 Form 10-K Annual Report
Table of Contents

PART I
Item 1.	Business	5
Item 1A.	Risk Factors	10
Item 1A.	Unresolved Staff Comments	28
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Mine Safety Disclosures	31
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	61
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	65
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance (1)	67
Item 11.	Executive Compensation (1)	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters (1)	69
Item 13.	Certain Relationships and Related Transactions, and Director Independence (1)	70
Item 14.	Principal Accountant Fees and Services (1)	71
PART IV
Item 15.	Exhibits and Financial Statement Schedules	73
Item 16.	Form 10-K Summary	75
	Signatures	76
	Exhibits	77

(1)
These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2017, portions of which are incorporated by reference herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “IMHFC,” “we,” “us,” and “our,” as used herein refers collectively to IMH Financial Corporation and its consolidated subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

ITEM 1.	BUSINESS.

Our Company

We are a real estate investment and finance company. We focus on investments in commercial, hospitality, industrial and residential real estate and mortgages secured by those assets. The Company seeks opportunities to invest in real estate-related platforms and projects in partnership with other experienced real estate investment firms, and to sponsor and co-invest in real estate mortgages and other real estate-based investment vehicles. In addition, the Company intends to expand its hospitality footprint and use of the L’Auberge brand through the acquisition or management of other luxury boutique hotels.

Recent Developments

Operations and Investments

During 2017, the Company continued to aggressively pursue enforcement against current and former defaulted borrowers through foreclosure actions and recovery of other guarantor assets. As of December 31, 2017, substantially all of the Company’s non-operating REO assets (assets held for sale and other real estate owned) were obtained through foreclosure or related processes.

In February 2017, we sold two hotels located in Sedona, Arizona (the “Sedona hotels”) which had been acquired through deed-in-lieu of foreclosure in 2013 for $97.0 million, generating net proceeds to the Company of $45.0 million after payoff of the related $50.0 million mortgage and closing costs, and resulting in a gain on sale of approximately $6.8 million. Concurrent with the sale, we entered into an agreement to provide management services to the Sedona hotels. This management agreement was terminated in accordance with its terms in the fourth quarter of 2017.

In October 2017, the Company acquired the MacArthur Place Hotel & Spa in Sonoma, California (“MacArthur Place”) for $36.0 million. The acquisition was funded through a combination of Company equity and a loan from MidFirst Bank. Simultaneously with the acquisition of MacArthur Place, a hotel management subsidiary of the Company entered into a five year management agreement to provide hotel and resort management services in exchange for monthly and annual management fees at commercially standard terms. Shortly after our purchase of MacArthur Place, massive fires spread throughout Santa Rosa, Sonoma and Napa counties that burned over 245,000 acres.  While MacArthur Place sustained no physical damage, we decided to evacuate our guests and staff for approximately 10 days due to the hotel’s proximity of the fire.  MacArthur Place operations, along with most other businesses in the surrounding areas, were negatively impacted immediately following extinguishment of the fires. We do not believe that the fire’s impact on the local hospitality market or MacArthur Place was extensive or will be long-lived.

During 2017, the Company made two mezzanine loan investments with a face value of $19.9 million bearing variable rates ranging from 7.25% to 9.75% plus one month LIBOR. We also identified and closed on two other mortgage investments totaling $26.6 million subsequent to year end.

Hotel Fund

In November 2017, the Company sponsored and commenced an offering of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”) pursuant to Regulation D and Regulation S promulgated under the Securities Act. The Company made initial contributions of $17.8 million through December 31, 2017 for its common member interest in the Hotel Fund. The net proceeds of this offering are being used (i) to redeem the Company’s initial contributions to the Hotel Fund and (ii) to fund certain renovations to MacArthur Place. The Company is expected to retain a 10.0% Preferred Interest in the Fund. The Hotel Fund intends to pursue a liquidity event in approximately four to six years.

Senior Debt Financing and Retirement

In connection with the acquisition of MacArthur Place, the Company borrowed $32.3 million (the “MacArthur Loan”) from MidFirst Bank, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, $10.0 million is being set aside to fund planned hotel improvements, and the balance to fund interest reserves and operating capital. The loan has an initial term of three years and, subject to certain conditions and the payment of certain fees, may be extended for two (2) one-year periods. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75% subject to certain adjustments.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company has agreed to provide a construction completion guaranty with respect to the planned hotel improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company has provided a loan repayment guaranty equal to fifty percent (50%) of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Transfer of Series B-2 Preferred Shares and Issuance of B-3 Preferred Shares

On April 11, 2017, JPMorgan Chase Funding Inc., a Delaware corporation (“JPM Funding”), an affiliate of JPMorgan Chase & Co., purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch, LLC (“SRE Monarch”) pursuant to a Preferred Stock Purchase Agreement among the Company, JPM Funding and SRE Monarch (“Series B-2 Purchase Agreement”). Pursuant to the Series B-2 Purchase Agreement, the Company paid SRE Monarch all accrued and unpaid dividends on the Series B Preferred Shares and $0.3 million as an expense reimbursement. In connection with this transaction, the Company’s board of directors approved for filing with Secretary of State of the State of Delaware, an Amended and Restated Certificate of Designation of the Cumulative Convertible Series B-1 Preferred Stock and Cumulative Convertible Series B-2 Preferred Stock (“Restated Certificate of Designation”) pursuant to which JPM Funding replaced SRE Monarch as the holder of the Company’s Series B-2 Preferred Stock and, in general, succeeded to the rights of SRE Monarch thereunder.

On February 9, 2018, the Company issued 2,352,941 shares of its newly-authorized Series B-3 Cumulative Convertible Preferred Stock to JPM Funding at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. Dividends on the Series B-3 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. The Company intends to use the proceeds from the sale of these shares for general corporate purposes. In connection with this transaction, the Company’s board of directors approved for filing with Secretary of State of the State of Delaware, the Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock of the Company (the “Second Amended Certificate of Designation”). Concurrent with its issuance of these shares of Series B-3 Preferred Stock, the Company issued to JPM Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “JPM Warrant”). The JPM Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share. The JPM Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The JPM Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis.

Our History and Structure

We are a Delaware corporation formed in 2010 as a result of the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (“Fund”), from a Delaware limited liability company into a Delaware corporation. The primary business of the Fund, which was organized in May 2003, was making investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), an Arizona-licensed mortgage banker. In 2012, IMH Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Holdings”), obtained its mortgage banker’s license in the State of Arizona.

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

Our Market Opportunity

Prior to 2017, our commercial mortgage lending activities were limited to originating seller carryback loans in connection with our disposition of certain REO assets. However, we re-initiated our commercial mortgage investment activities in 2017 and expect to expand these activities as we generate additional liquidity.

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

In addition, we are seeking to leverage our hospitality expertise through the management, acquisition, renovation and disposition of hospitality assets with commensurate risk-adjusted returns.

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

Our Target Assets

Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months, we intend to expand our business focus to include: (a) purchasing or investing in commercial and other mortgage and mezzanine loans, individually or in pools (b) originating mortgage loans that are collateralized by real property located throughout the United States, and (c) pursuing, in an opportunistic manner, other real estate investments such as participation interests in loans, whole and bridge loans, commercial or residential mortgage-backed securities, equity or other ownership interests in entities that are the direct or indirect owners of real property, and direct or indirect investments in real property, such as those that may be obtained in a joint venture or by acquiring the securities of other entities which own real property. In addition, as we endeavor to expand our hospitality footprint, we are seeking to acquire and/or manage boutique hotel properties in unique locations that have significant potential for value appreciation through renovation and improved management. We refer to the assets we will target for acquisition or origination as our “target assets.”

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

Investment Committee

In July 2014, our Board created an Investment Committee to assist the Board in (i) reviewing our investment policies, strategies, and performance and (ii) overseeing our capital and financial resources. Other than with respect to transactions that are carried out in substantial accordance with an approved annual budget and certain other transactions and actions specified in the charter of the Investment Committee, no investment may be made without approval of the Investment Committee or of a delegate of the Investment Committee pursuant to an appropriate delegation of the Investment Committee’s authority. The Investment Committee does not participate in matters such as corporate or property financings that involve “day-to-day” cash management decisions or treasury functions. The Investment Committee consists of three members, two of whom are the Series B-1 Director and the Series B-2 Director and the other of whom is a director then serving as the Company’s chief executive officer. The current members of the Investment Committee are Jay Wolf (as the Series B-1 Director), Lawrence D. Bain (as our CEO), and Chad Parsons (as the Series B-2 Director).

Seasonality

Our revenues are derived from hospitality operations and management, and mortgage and related loan investments. Revenues from our hospitality properties are generally seasonal in nature, which may vary in significance depending on the micro climate weather patterns and timing of seasonal events that spur demand. Based on our current hotel asset holdings, revenues are typically highest in the third quarter, with modest reductions during the second and fourth quarters, and lowest in the first quarter of the year. Revenues from traditional mortgage and related investments are not seasonal in nature and are generally recognized more evenly during the term of the investment.

Employees

As of December 31, 2017, we had 22 full-time employees and 2 full-time outside consultants working in our corporate offices, and 101 full-time and 42 part-time employees working at MacArthur Place. We consider relations with our employees to be good.

We utilized an outside professional management company during a part of 2017 to run the day-to-day operations of our Arizona golf course property. This management company provided on-site personnel who were employees of the management company. Effective January 31, 2017, we terminated the management agreement for our golf course operation and converted the asset to a self-managed operation. We sold the golf course operation in June 2017.

Competition

The lending industry in which we operate is serviced primarily by commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a relatively smaller number of non-conventional lenders that are similar to us.

In addition, we are subject to competition with other investors in real property and real estate-related investments. Numerous REITs, banks, insurance companies, and pension funds, as well as corporate and individual developers and owners of real estate, compete with us in seeking real estate assets for acquisition.

We are also subject to competition with professional hospitality management companies who seek to manage hotel properties in the same areas in which we operate.

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

Investment Company Status

We seek to manage our operations and expect to deploy our capital in a manner to qualify for an exemption from registration as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Usury Laws

Usury laws in some states limit the interest that lenders are entitled to receive on a mortgage loan. State law and court interpretations thereof applicable to determining whether the interest rate on a loan is usurious and the consequences for exceeding the maximum rate vary. For example, we may be required to forfeit interest above the applicable limit or to pay a specified penalty. In such a situation, the borrower may have the recorded mortgage or deed of trust canceled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. In the alternative, a violation of some usury laws results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment and prohibiting the lender from foreclosing.

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

Risks Related to Our Business Strategy and Our Operations:

We have continued to record losses as a result of limited income-producing assets, significant operating and overhead costs, significant interest and dividend expenses, provisions for credit losses, and impairment losses which may continue to harm our results of operations.

We reported net losses of $1.6 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively, due primarily to the limited number of our income producing assets coupled with (i) the high cost of our debt financing, (ii) significant dividend payments to the holders of our preferred shares, and (iii) professional fees we incurred in connection with loan and guarantee enforcement activities. As of December 31, 2017, our accumulated deficit aggregated $679.5 million. We may continue to record net losses in the future as a result of a lack of income-producing assets, significant operating and overhead costs, significant interest and dividend expenses, provisions for credit losses, and impairment losses on real estate owned, which may further harm our results of operations.

While we have, to date, been able to secure the necessary debt or equity financing to provide us with sufficient working capital and have generated additional liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional financing to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Furthermore, under the Second Amended Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Stock (the “Series B Investors”) have significant approval rights over asset sales. Our failure to (x) generate sustainable earning assets, (y) sufficiently reduce our expenses, and/or (z) successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position. Under the Second Amended Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2017.  However, subsequent to December 31, 2017, we obtained a waiver of this breach from the Series B Investors.

Our business model and investment strategies involve substantial risk and may not be successful.

We have made certain recent changes to our business strategy. Initiating new business activities and significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry. However, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. In particular, a change in our business strategy, including the manner in which we allocate our resources across our commercial mortgage loans, or the types of assets we seek to acquire, may increase our exposure to certain risks, including, but not limited to, interest rate risk, default risk, and real estate market fluctuations. Efforts we have made and continue to make to significantly expand our investing activity in commercial real-estate related assets and to develop new methods and channels for acquiring and selling residential and commercial real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decisions would not be subject to stockholder approval. Any new activities that we engage in may increase our fiduciary responsibilities, result in conflicts of interest arising from our investment activities and the activities of the entities we manage, increase our exposure to litigation, and expose us to other risks.

We are subject to the business, financial, and operating risks common to the hotel and hospitality industries, which could reduce our revenues and limit opportunities for growth.

We intend to remain active in the hospitality industry through the acquisition and/or management of hotel operations. Business, financial, and operating risks common to the hotel and hospitality industries include:

•	significant competition from multiple hospitality providers;

•	the costs and administrative burdens associated with complying with applicable laws and regulations in the geographic regions in which we operate;

•	delays in, cancellations of, or underestimated costs of planned or future refurbishment projects;

•	changes in the desirability of the geographic region of the hotels in our business;

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

Our operating results could fluctuate to the extent that our business relies on leisure travel.

Our operating results could fluctuate because our hospitality business relies on revenue generated by leisure travelers. Therefore, there are numerous factors beyond our control that affect our operating results. For any of the reasons listed below, or for other reasons we do not presently anticipate, it is possible that our operating results will be below market or our expectations. Leisure travelers are typically sensitive to discretionary spending levels, tend to curtail travel during general economic downturns, and are affected by other trends or events that may include:

•	bad weather or natural disasters;

•	fuel price increases;

•	travel-related accidents;

•	hotel, airline or other travel-industry related strikes;

•	financial notability of the airline industry;

•	acts of terrorism; and

•	war or political instability.

Other factors that may adversely affect our operating results include:

•	the number of properties we own and/or manage;

•	the number of rooms booked at the properties we own and/or manage;

•	our ability to expand into new markets;

•	our ability to develop strong brand recognition or customer loyalty; and

•	the announcement or introduction of lower prices or new travel services and products by our competitors.

Our new programs and new branded products may not be successful.

In connection with our acquisition of MacArthur Place, we intend to implement a rebranding campaign under the “L’Auberge” name. We cannot be assured that this or any other brand we choose to adopt, or any other new programs or products we may launch in the future, will be accepted by hotel owners, the traveling public, or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

We are required to fund certain amounts for the Hotel Fund if the hotel does not achieve specified levels of operating profit and cash flows.

Under the terms of the limited liability company operating agreement of the Hotel Fund, Preferred Investors are entitled to a monthly distribution equal to 7.0% per annum of their invested capital, on a cumulative and non-compounding basis. In the event that the hotel is unable to generate sufficient cash flow to pay the preferred distribution in a given month, the Company is obligated to fund the amount of any such shortfall via a common capital contribution to the Hotel Fund. Moreover, the Company has agreed to assume via a common capital contribution obligation payment of certain selling commissions and non-accountable expense obligations relating to the offering of the Preferred Interests. To the extent that the hotel does not generate sufficient operating profit or cash flows to fully fund the required distributions to holders of the Preferred Interests, the Company would have to use cash that it might otherwise have used to carry out our investment strategy and thereby negatively impacting our ability to successfully implement such investment strategy and/or seek other sources of capital to fund such required distributions, which might not be available at the time needed or, if available, be on terms that are not attractive to the Company. Furthermore, if we are unable to dispose of MacArthur Place at a price sufficient to return our common capital contributions, we may not be able to recover some or all of our common capital contributions which could cause us to suffer a loss and reduce our cash flows.

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

Our investment policy provides that aggregate loans outstanding to a borrower or affiliated borrowers should not exceed 20% of the Company’s investment portfolio. Following the origination of a loan, however, the aggregate loans outstanding to a borrower or affiliated borrowers may exceed those thresholds as a result of changes in the size and composition of our overall investment portfolio. When loans outstanding to a borrower or affiliated borrowers exceed these thresholds, the failure of a borrower or affiliated borrowers (as opposed to a diversified group of borrowers) to perform its loan obligations could harm our results of operations and financial condition.

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

We have limited personnel with experience in developing real estate and we may not be able to solely manage the real estate we acquire or foreclose upon or develop the underlying projects in a timely or cost-effective manner, or at all, which could harm our financial condition and results of operations.

Because we have limited personnel with experience in developing real estate, we occasionally engage external professionals in the related fields to assist us in this effort. When we acquire real estate through purchase or foreclosure on one of our loans or otherwise, we may seek to complete the underlying projects, either alone or through joint ventures. We may not be able to manage the development process in a timely or cost-effective manner or at all. In addition, we may, however, be unable to obtain such assistance at an attractive cost or at all. Even if we are able to obtain such assistance, we may be exposed to the risks associated with the failure to complete the development of the project as expected or desired.

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

We are marketing substantially all of our remaining legacy assets, individually or in bulk, to generate additional liquidity and capital in order to implement our investment strategy. In addition, we have pursued or are pursuing enforcement (in most cases, foreclosure) on our remaining loans in default, and expect to take ownership or otherwise dispose of the underlying collateral and position the asset for future monetization. We may be unable to sell our legacy assets on a timely basis or may be required to do so at a price below our adjusted carrying value, which could harm our business, our financial condition, and our ability to implement our investment strategy.

If we do not resume our mortgage investing activities or investing activities, we will not be able to grow our business and our results of operations and financial condition will be harmed.

While we made two new mortgage investments during 2017, we have not engaged in lending activities at any meaningful level since late 2008. Our failure to fund new loans or instruments prevents us from capitalizing on interest-generating or other fee paying assets, and managing interest rate and other risk as our existing assets are sold, restructured or refinanced, which harms our results of operations and financial condition.

Acquiring ownership of property, through foreclosure or otherwise, subjects us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We acquired the majority of our REO as a result of foreclosing on the associated loans and related enforcement actions taken, and we may acquire additional real property in this manner in the future. As of December 31, 2017, we owned 18 properties with an aggregate net carrying value of $64.6 million. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the associated loan. See the risk factor below entitled “Our borrowers are exposed to risks associated with owning real estate.”

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

Many of our target assets, including commercial mortgage loan related assets, generally experience periods of illiquidity. In the event that a secondary market for our portfolio loans or other assets does not develop, we may be required to bear all the risk of our assets until the loans mature, are repaid, or are sold. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale, or the unavailability of financing for these assets. In addition, certain of our target assets, such as bridge loans and other commercial real estate mortgage loans, may also be particularly illiquid assets due to their short life, their potential unsuitability for securitization, and the greater difficulty of recovery in the event of a borrower’s default. There is generally a very limited secondary market for the loan assets we hold.

The illiquidity of our assets makes it difficult for us to sell such assets at advantageous times or at favorable prices, including, if necessary, to maintain our exemption from the Investment Company Act. Moreover, we may need to invest our capital in a manner and at times other than we would have otherwise preferred or intended, in order to be able to rely on an exemption under the Investment Company Act so as to avoid redemption of the Series B Preferred Shares as required under the Series B Investment Agreement. See “Maintenance of our exemption from registration under the Investment Company Act will impose significant limitations on our operations, which may have a material adverse effect on our ability to execute our business strategy” below in these Risk Factors. Moreover, adverse market conditions could harm the liquidity of our assets. As a result, our ability to sell our assets and purchase new assets has been, and may in the future, continue to be, relatively limited, which may cause us to incur losses. If we are required to sell all or a portion of our assets quickly, we may realize significantly less than the value at which we have previously recorded those assets. This will limit our ability to mitigate our risk in changing real estate markets and may have an adverse effect on our results of operations and financial condition.

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

If we are unable to obtain financing on favorable terms or at all, we may have to continue to curtail our investment activities, which would further limit our growth prospects, and force us to dispose of assets at inopportune times in order to maintain our Investment Company Act exemption or to otherwise obtain necessary liquidity.

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

We have historically originated or acquired commercial real estate-bridge (i.e., short-term) loans secured by first lien mortgages on properties of borrowers who are typically seeking short-term capital to be used in the acquisition, construction, or rehabilitation of properties, and we may continue to do so. The typical borrower under a short-term loan has usually identified what it believes is an undervalued asset that may have been under-managed or located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management, or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the short-term loan, and we bear the risk that our loan may not be fully and/or timely repaid.

In addition, borrowers under a bridge loan usually use the proceeds of a conventional mortgage loan to repay the bridge loan. Thus, the repayment of a bridge loan is subject to the risk that the borrower will be unable to obtain permanent financing. Bridge loans are also subject to the risk associated with all commercial mortgage loans — borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest accrued under the loan. Our results of operations and financial condition would be adversely affected by any such losses we were to suffer with respect to these loans.

The subordinated loan assets that we may acquire, which involve greater risks of loss than senior loans secured by income-producing properties, could result in losses that could harm our results of operations and financial condition.

We have historically, and may in the future, acquire subordinated loans secured by junior mortgages on the underlying property or by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal, particularly to the junior lender. If a borrower defaults on our subordinated loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt is paid in full or otherwise to the satisfaction of the senior lender. Where debt senior to our portfolio loan exists, intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies, and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses to us. Our willingness to acquire such loans also may be negatively affected by our need to rely on an exemption from registration under the Investment Company Act. In addition, even if we are able to foreclose on the underlying collateral following a borrower’s default on a subordinated loan, we may assume the rights and obligations of the defaulting borrower under the loan and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our subordinated loans could harm our results of operations and financial condition.

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

The holders of our Series B Preferred Shares hold, in the aggregate, approximately, 38% of our total voting shares and have certain director designation rights. Under the Second Amended Certificate of Designation we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B Preferred Shares outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. For example, under the Second Amended Certificate of Designation, the sale of any of our assets for an amount less than 95% of the value of that asset, as set forth in the annual operating budget approved by our board of directors, requires the prior approval of the Series B Investors. Further, certain actions, including breaching any of our material obligations to the holders of Series B Preferred Shares under the Second Amended Certificate of Designation or under the Series B Restated Investment Agreement could allow the holders of the Series B Preferred Shares to demand that we redeem the Series B Preferred Shares. The interests of the holders of our Series B Preferred Shares may not always coincide with our interests as a company or with the interests of our other stockholders.

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

We have previously entered into loan agreements which contained certain restrictive covenants that had the effect of requiring us to obtain the lender’s consent prior to taking certain actions, including the sale, encumbering, or transfer of certain assets, declaring or paying dividends, or incurring additional indebtedness. We also have entered into various loan guaranty agreements, including a construction completion guaranty with respect to the planned hotel improvement project at MacArthur Place equal to fifty percent (50%) of the MacArthur Loan principal along with a guaranty of interest and operating deficits, containing various financial and operating covenants, including minimum liquidity covenants and minimum net worth covenants. If we fail to meet or satisfy such covenants, we could be in default under those loan agreements, and the lender could elect to declare the full amount outstanding under those loans due and payable, require the posting of additional collateral, and/or enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets, any of which could have a material adverse effect on our business, results of operations, and financial condition. Also, a default under these loans or guarantees could trigger a non-compliance event under our Second Amended Certificate of Designation which could result in, among other things, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity.

Any borrowing by us will increase our risk, which may reduce the return on our assets, reduce cash available for distribution to our stockholders, and increase losses.

Subject to market conditions and availability, we have historically used, and may continue to use borrowings to provide us with the necessary cash to pay our operating expenses, pay the principal and interest due under our loans, make dividend payments to our Series B preferred shareholders, finance our assets, or make other investments. Any such borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. To the extent we are permitted under our existing loan or other agreements, we may borrow funds from a number of sources, including through repurchase agreements, re-securitizations, securitizations, warehouse facilities, and bank credit facilities (including term loans and revolving facilities), and the terms of any indebtedness we incur may vary. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy will depend on our available capital, our ability to access financing arrangements, the stability of cash flows generated from the assets in our portfolio, our assessment of the risk-adjusted returns associated with those assets, our ability to enter into repurchase agreements, re-securitizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), available credit limits and financing rates, the type or amount of collateral required to be pledged, and our assessment of the appropriate amount of leverage for the particular assets we are funding.

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

•	restricting our ability to borrow unused amounts under our financing arrangements, even if we are current in payments on our borrowings under those arrangements;

•	the potential loss of some or all of our assets securing the loans to foreclosure or sale;

•	increasing our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•	requiring us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our debt, thereby reducing funds available for operations;

•	negatively affecting our ability to refinance debt that matures prior to sale or other disposition of the investment it was used to finance on favorable terms, or at all; and

•
causing our lenders to require as a condition of making a loan to us that the lender receive a priority on mortgage repayments received by us on our mortgage portfolio, thereby requiring the first dollars we collect to go to our lenders.

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

Our loans may contain restrictive covenants relating to our operations which could harm our business, results of operations, and financial condition.

To the extent we borrow funds pursuant to loan or similar agreements, these agreements may impose restrictions on us with respect to our ability to: (i) incur additional debt; (ii) make acquisitions; (iii) reduce liquidity below certain levels; (iv) pay dividends to our stockholders; (v) redeem debt or equity securities; or (vi) conduct the operation of our business and the carrying out of our investment strategy as determined by management. If we fail to meet or satisfy any of the covenants in our current or future loan agreements, we would be in default under these agreements, and our lenders could elect to declare loans outstanding to us due and payable, terminate their commitments to provide future funding, require the posting of additional collateral, and enforce their respective interests against existing collateral from us, or any combination of the foregoing. Also, a default could constitute a Noncompliance Event under our Second Amended Certificate of Designation which could result in, among other things, accelerated maturity under our loan agreements, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, requirements for us to post additional collateral, and foreclosure rights upon default. A default also could significantly limit our financing alternatives, which could cause us to curtail or suspend all of our investment activities or prematurely dispose of assets.

We have experienced defaults on our commercial mortgage loan assets and expect to experience such defaults in the future, which may harm our business.

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our revenue and have an adverse effect on our results of operations and financial condition. At December 31, 2017, two of our four loans with outstanding principal and interest balances totaling $12.7 million were in default and past their respective scheduled maturity dates.

Our borrowers are exposed to risks associated with owning real estate.

Our borrowers are subject to risks, expenses, and liabilities associated with owning real estate including, among others:

•	the expense of maintaining, operating, developing, and protecting the real estate that serves as collateral for our loans;

•	the risk of a decline in value of such real estate due to market or other forces;

•	the absence of financing for development and construction activities;

•	the risk of default by tenants who have rental obligations to the owners of such real estate;

•	the risks of zoning, rezoning, and other regulatory matters affecting such real estate;

•	acts of God, including earthquakes, floods, and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism;

•	adverse changes in national and local economic and market conditions;

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

Any or all of these risks, if not properly managed by the borrower, could impose substantial costs or other burdens on our borrower, or result in a reduction in the value of the real estate underlying our loan to the borrower, thereby increasing the likelihood of default by the borrower. In addition, to the extent we foreclose on any such real estate securing that loan, we would become directly subject to the same risks.

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

In the event of any default under a recourse or non-recourse commercial mortgage loan held directly by us, we generally bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure or otherwise) and the principal and accrued interest on the mortgage loan. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the commercial mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial mortgage loan can be an expensive and lengthy process and could have a substantial negative effect on our anticipated return on the foreclosed commercial mortgage loan.

We rely on the value of our real estate collateral to help protect us from incurring losses on our commercial mortgage loans, and the realizable value of that real estate collateral is subject to appraisal errors and events beyond our control.

We often rely on third-party appraisers to value the real estate used as collateral for the loans that we make. Any errors or mistakes in judgment by such appraisers may cause an over-valuation of such real estate collateral. Also, the realizable value of the real estate securing our loans may decrease due to a general downturn in the real estate market. As a result, the value of the collateral securing our mortgage loans may be less than anticipated at the time the applicable commercial mortgage loan was originated or acquired. If the value of the collateral supporting our commercial mortgage loans declines and a foreclosure sale occurs, we may not recover the full amount of our commercial mortgage loan.

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

Guarantors of our loans may not have sufficient assets to support their guarantees, which, in the event of a loan default where the realizable value of the underlying collateral is insufficient to fully amortize our loan.

Our commercial mortgage loans are not insured or guaranteed by any federal, state or local government agency. Our loans are generally guaranteed by individuals or entities affiliated with the borrower. These guarantors may not have sufficient assets to back up their guarantees, in whole or in part, and collections pursuant to any such guarantees may be difficult and costly. Consequently, if there is a default on a particular commercial mortgage loan and guarantee, our only practical recourse may be to foreclose upon the mortgaged real property. If the value of the foreclosed property is less than the amount outstanding under the corresponding loan, we may incur losses.

We may experience a further decline in the fair value of our assets, which could harm our results of operations and our financial condition.

Our real estate assets are subject to increases and decreases in fair value. A decline in the fair value of our assets may require us to recognize a provision for credit loss or an impairment charge against such assets under U.S. generally accepted accounting principles (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, we recorded a provision for credit loss of $0.7 million year ended December 31, 2017, which was offset by cash recoveries of $0.1 million during the year. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2017 and 2016 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on the collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development or operating to being held for sale or other REO. Such a provision for credit losses or impairment charges reflects non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations and financial condition could be harmed.

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

Valuations of certain assets may be difficult to obtain or unreliable. When appropriate, the Company will obtain information from third-party valuation specialists and real estate brokers to assist us in valuing our assets. These valuations are often subject to various disclaimers and conditions. Depending on the complexity and lack of liquidity of an asset, valuations of the same asset can vary substantially from one third party valuation provider to another. In certain circumstances, we may be required to determine the fair value of our investments based on our own judgment. Our results of operations for a given period could be harmed if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon their disposal.

Competition for buyers of real estate that we own, or for permanent take-out financing for our borrowers, places severe pressure on asset values, and we may not be able to realize the full value of any of our assets as a result.

The industry in which we operate is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. As we resume lending operations, we expect to compete with these lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans. Additionally, as we seek to locate purchasers for real estate or loans we have acquired, we compete with other real estate owners seeking to sell property or loans acquired through foreclosure or otherwise. Many of these market participants are willing to sell their property or accept permanent take-out financing in amounts less than their original principal investment. If we are not able to compete successfully in the real estate marketplace, our ability to realize value from our existing REO and loans may be harmed or delayed, and we may not be able to grow our asset portfolio.

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

We may continue to originate and acquire, rehabilitation loans. In addition, we have acquired a hotel with the intent of making significant renovations in order to increase the overall market value. The renovation, refurbishment, or expansion of such assets involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include: rehabilitation costs exceeding original estimates, possibly making a project uneconomical; environmental risks; and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if renovation costs are more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments to us on our loan on a timely basis or at all, which could result in significant losses to us.

Our loans and real estate assets are concentrated geographically and a downturn in the economies or markets in which we operate could harm our asset values.

We have commercial mortgage loans and own real property (or hold interests in entities that own real property) in the following states: Arizona, California, New Mexico, Utah, Minnesota, Missouri, and Texas. Because we are not diversified geographically and are not required to observe any specific geographic diversification criteria, a downturn in the economies of the states in which we own real estate or have commercial mortgage loans, could harm our loan, real estate or investment portfolio.

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

Through foreclosure, we have acquired a substantial number of real property assets. We carry comprehensive liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of these properties under various insurance policies. We also maintain title insurance to protect us against defects affecting these real property assets. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for certain uninsured losses such as loss from riots, war, or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover all our losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we, or one or more of our borrowers, experiences a loss which is uninsured or which exceeds policy limits or which the applicable insurance policy does not cover, we could lose the capital invested in those real property assets or in loans secured by such properties as well as the anticipated future cash flows from the assets or loans secured by those properties (or, in the event of foreclosure, from those properties themselves).

Our development activities expose us to project cost, completion, and resale risks.

We occasionally develop or renovate hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Our ongoing involvement in the development of such properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in impairment charges; (3) construction delays or cost overruns, including those due to a shortage of skilled labor, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.

In connection with the MacArthur Loan, the Company has agreed to provide a construction completion guaranty with respect to the planned hotel improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy.  In addition, the Company has provided a loan repayment guaranty equal to fifty percent (50%) of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters.  If the Hotel Fund is unable to raise adequate debt or equity capital to fund excessive renovation costs, it would cause the Company to utilize its resources to meet such requirements which could have a detrimental material effect on our liquidity.

We may be exposed to liabilities for risks associated with the use of hazardous substances on any of our properties.

Under various federal, state, and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may harm an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may diminish the value of the relevant mortgage asset held by us. If we acquire a property through foreclosure or otherwise, the presence of hazardous substances on such property may harm our ability to sell the property and we may incur substantial remediation costs, which could harm our results of operations and financial condition.

Other Risk Factors:

We may not be able to utilize our net operating loss carryforwards and built-in tax losses as anticipated, which could result in greater than anticipated tax liabilities.

We have accumulated net operating loss carryforwards of approximately $439.1 million as of December 31, 2017. In addition, we have built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, totaling approximately $53.5 million. Subject to certain limitations, such net operating loss carryforwards and unrealized built-in losses may be available to offset future taxable income and gain from our existing assets as well as any income and gain from new assets we acquire. Our ability to use our net operating loss carryforwards and built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our net operating loss carryforwards and built-in losses is subject to various limitations, including possible changes in the tax laws or regulations relating to the use of these potential tax benefits. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), which significantly affected U.S. tax law by changing how the U.S. imposes income tax on corporations. The 2017 Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the 2017 Tax Act and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the 2017 Tax Act in our Financial Statements, further regulatory or GAAP accounting guidance for the 2017 Tax Act, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate.

Our decisions about raising capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

We rely on our ability to raise capital to fund our continuing operations and achieve our investment objectives. We may raise capital through a variety of methods, including, but not limited to, issuing new shares of our common stock or preferred stock, and issuing convertible and non-convertible debt securities. The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock unless we seek and receive approval from our stockholders to increase the authorized number of our shares in our charter. Also, certain “change of ownership” tests under U.S. federal income tax laws may limit our ability to raise needed equity capital and/or could limit our future use of tax losses to offset any income tax obligations we may incur in the future.

In addition, we may not be able to raise capital when needed or desired. As a result, we may not be able to finance our continuing operations or growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our business and our portfolio of investments, we may have to forgo attractive business and investment opportunities, and our operating expenses may increase significantly relative to our capital base, adversely affecting our business and financial condition.

To the extent we have capital that is available for investment, we have broad discretion over how to invest that capital and you will be relying on the judgment of our management regarding its use. To the extent we invest capital in our business or in portfolio assets, we may not be successful in achieving favorable returns.

A financial downturn, recession or other declines in the U.S. real estate market could further adversely affect our operating results and liquidity.

If the financial or real estate markets were to experience a decline, we could experience additional losses and write-downs of assets, and could face serious capital and liquidity constraints and other business challenges.

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

In addition, concurrent with the execution of the Series B-2 Purchase Agreement, the Company, JCP Realty Partners, LLC, Juniper NVM, LLC, and JPM Funding entered into an Investment Agreement (“Series B Investment Agreement”) pursuant to which the Company made certain representations and covenants, including, but not limited to, a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended, commonly referred to as the “Real Estate Exemption,” and to remain eligible to rely on that exemption at all times thereafter. Furthermore, under the Series B-2 Purchase Agreement, the Company was obligated not to take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of JPM Funding.

We do not believe that we are an investment company under the Investment Company Act. Nevertheless, it is possible that we will not be eligible for exemption under the Investment Company Act which, in such event, could require us to redeem our Series B Preferred Shares at a time which is prior to such time as is otherwise required under the Second Amended Certificate of Designation. Such a required redemption could force us to sell our assets at below their fair value or to borrow funds at rates higher than would ordinarily be the case in order to have the funds to redeem such shares, and could even force the liquidation of the Company.

Risks Related to our Common Stock:

Under our Second Amended Certificate of Designation, we are not permitted to pay dividends on our common stock and we may not meet Delaware law requirements or have sufficient cash to pay dividends in the future.

We are not required to pay dividends to the holders of our Common Stock and the holders of our Common Stock do not have contractual or other rights to receive them other than certain dividends payable in connection with an “initial public offering” as set forth in our Certificate of Incorporation. Under our Second Amended Certificate of Designation, we are allowed to pay dividends to the holders of our Common Stock only under limited circumstances.

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

Any and all dividends will be paid at the discretion of our board of directors. Our ability to pay dividends in the future will depend on numerous factors, including:

•	our obligations under agreements governing our outstanding indebtedness:

•	our obligations under our Second Amended Certificate of Designation;

•	the state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this report;

•	the results of our operations, financial condition, liquidity needs, and capital resources;

•	our expected cash needs, including for interest and any future principal payments on indebtedness or the redemption of our Preferred Stock; and

•	potential sources of liquidity, including borrowing under our credit facilities and possible asset sales.

Under the terms of our Second Amended Certificate of Designation, no dividends may be paid on our Common Stock during any fiscal year unless all accrued dividends on the Series B-1, Series B-2 and Series B-3 preferred stock have been paid in full. The Second Amended Certificate of Designation does permit the Company to authorize quarterly dividends on our Common Stock of up to $375,000 in the aggregate. In addition to that amount, the Company may authorize additional quarterly dividends on our Common Stock provided that the Company also pays to the Series B preferred stockholders a dividend in an amount equal to what those preferred stockholders would have received had their preferred stock been converted to common stock as of the ex-dividend date.

See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities – Dividends” below for further discussion regarding limitations on our ability to declare and pay dividends to shareholders.

A limited number of shareholders own shares of our Series B Preferred Stock that are convertible into a significant percentage of our fully-diluted Common Stock, which could have adverse consequences to other holders of our Common Stock.

As of December 31, 2017, based on filings of Schedules 13D with the SEC, our Series B Investors own shares of our Series B Preferred Stock that are convertible into 38%, in the aggregate, of our outstanding Common Stock. Significant ownership stakes held by the holders of our Series B Preferred Shares could have adverse consequences for other stockholders because the holders of our Series B Preferred Stock have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control, and in the investment strategies pursued by the Company.

We may use debt or equity securities, which would be senior to our common stock in liquidation, and for the purposes of dividends and distributions, would dilute our existing stockholders’ interests.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without the approval of the holders of our Common Stock, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, divide and issue shares of preferred stock in series and fix the voting power and any designations, preferences, and relative, participating, optional or other special rights of any preferred stock, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. We have issued shares of our Series B Preferred Stock which accounted for 38% of our capital stock as of December 31, 2017. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future stock issuances. Additional equity offerings by us may dilute your interest in us. Our Series B Preferred Shares have a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make dividends to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could dilute your interest in us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Other than MacArthur Place, the majority of properties owned by us were acquired through the exercise of our enforcement rights under legacy loans in our loan portfolio. Our executive and administrative offices are located in Scottsdale, Arizona where we lease approximately 11,000 square feet under a lease that expires September 30, 2022.

A description of our REO and operating properties with a total net carrying value of $64.6 million as of December 31, 2017 follows:

Description	Location	Date Acquired	Units/Acres/Sq. Feet
Land planned for residential development	Dewey, AZ	3/28/2008	160 acres
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/2008	413 lots
Land planned for mixed-use development	Apple Valley, MN	5/15/2009	1.48 acres
Land planned for commercial development	Inver Grove Heights, MN	7/29/2009	36 acres
33 townhome lots planned for 2-bedroom units along a small lake	Yavapai County, AZ	7/22/2010	1.56 acres
Land zoned for low density residential	Tulare County, CA	9/16/2011	38.04 acres
Land planned for residential development	Bernalillo County, NM	5/1/2015	3,433 acres - various interests owned
Land planned for residential development	Brazoria County, TX	5/1/2015	111 acres - various interests owned
Land planned for residential development	Sandoval County, NM	5/1/2015	222.6 acres - various interests owned
Undeveloped land	Golden Valley, AZ	5/20/2014	913 acres
Undeveloped land	Kingman, AZ	5/20/2014	151 acres
Undeveloped land	Kingman, AZ	3/19/2015	120 acres
Undeveloped land	Heber, CA	8/29/2014	16 acres
Land planned for residential development	Sandoval County, NM	12/31/2015	5,328 acres
Land planned for residential development	Sandoval County, NM	12/31/2015	989 acres
Land planned for residential development	Sandoval County, NM	5/1/2015	4,313 acres - various interests owned
Land planned for mixed-use development	Park City, Utah	1/7/2017	127 acres
A 64-room resort hotel, restaurant, and spa	Sonoma, CA	10/2/2017	6 acres on resort property

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2017 (dollars in thousands):

Properties Owned by Classification	# of Properties	Carrying Value
Pre-entitled land	3	612
Entitled land	14	43,545
Existing structure with operations	1	20,484
Total as of December 31, 2017	18	64,641

Other information about our REO assets is included in Note 4 of the accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.
In September 2017, the Supreme Court of the State of Arizona ordered the termination of the receivership over Stockholder, LLC, a wholly-owned subsidiary of the Company (“Stockholder”). Stockholder is the owner of all of the shares of stock in certain corporations that act as the general partner / limited liability company manager of several entities that own land and/or certain water interests in New Mexico. As a result of this termination, the Company consolidated its interests in a number of those entities that were previously accounted for under the equity method.
In December 2017, the Supreme Court of the State of Arizona entered an interim “stay” order in the Company’s case against judgment debtor David P. Maniatis and his affiliates (“Maniatis”) enjoining the Company from taking any further collection action against, pending an accounting of all previous debt collection activities and a trial on certain limited issues involving the calculation of interest and penalties on the original defaulted debt guaranteed by Maniatis. The stay order also temporarily inhibits the Company from effecting the sale or transfer of all or any part of the property previously acquired by the Company through litigation involving Maniatis, including approximately 7,000 acres of land and related water interests in New Mexico and 111 acres of land in Texas.

For a description of other legal proceedings, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 15 of the accompanying notes to consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We are required to file reports with the SEC in accordance with Section 12(g) of the Exchange Act. Our shares have not been traded or quoted on any exchange or quotation system. There is no public market for our shares.

Shareholders

As of March 29, 2018, there were 4,514, 4,520, and 4,793 holders of record of our Class of B-1, B-2 and B-3 common stock, respectively, two holders of record of our Class B-4 common stock, 412 holders of record of our Class C common stock, 27 holders of record of our common stock, and three holders of record of our outstanding Series B-1, Series B-2 and Series B-3 preferred stock.

Dividends

During the years ended December 31, 2017 and 2016, we paid no dividends on any of our classes of common stock. For those same years, we paid cash dividends of $2.1 million in each of the years, to the holders of our preferred stock.

Under the Second Amended Certificate of Designation, our common stock is junior in rank to our Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon liquidation. In the event that any dividends are declared with respect to the common stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends will be entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into common stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available, on the payment date of the dividend established by the board of directors. In the event we are obligated to pay a one-time special dividend on our Class B common stock (the “Special Dividend”), the holders of the Series B Preferred Stock as of the record date established by the board of directors will be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of common stock that it would hold if it had converted all of its shares of Series B Preferred Stock into common stock the same amount that is received by holders of Class B common stock with respect to each share of Class B common stock (in each case, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B dividends to be payable, out of funds legally available, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”).

Equity Compensation Plan Information

During the year ended December 31, 2017, we issued options for 116,830 shares of common stock to our employees under our First Amended and Restated 2010 IMH Financial Corporation Employee Stock Incentive Plan (“Equity Incentive Plan”) subject to certain vesting and other conditions. Additionally, we approved grants of 352,325 shares of restricted common stock under our Equity Incentive Plan, subject to certain vesting and other conditions and net of certain tax elections made by the grantees.

During the year ended December 31, 2017, we issued a total of 116,772 shares of common stock under our 2014 Non-Employee Director Compensation Plan (“Director Compensation Plan”) to our independent board members.

The following is information with respect to outstanding options, warrants and rights as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,204,696	6.74	1,795,304
Equity compensation plans not approved by security holders	2,000,000	2.47	—
Total	3,204,696		1,795,304

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time through privately negotiated transactions. There were no shares repurchased under any publicly announced plans or repurchase programs during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company redeemed 196,278 shares of the common stock of the Company held by Lawrence D. Bain, the Company’s Chief Executive Officer, which were part of an 850,000 restricted share grant awarded to Mr. Bain pursuant to a Restricted Stock Award Agreement entered into between the Company and Mr. Bain, dated as of June 1, 2015 (the “Award Agreement”). The Company paid Mr. Bain $0.3 million for the redeemed shares. The shares were redeemed by the Company, upon the approval of the Compensation Committee of the Board of Directors of the Company, pursuant to an election made by Mr. Bain under Section 83(b) of the Code and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award.

ITEM 6.	SELECTED FINANCIAL DATA.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations about the future of our business that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview of the Business

We are a real estate investment and finance company focusing on the commercial, hospitality, industrial and residential real estate markets. The Company intends to expand its hospitality footprint and use of the L’Auberge brand through the acquisition or management of other luxury boutique hotels.

Our current business focus is to re-establish the Company’s access to significant investment capital in order to improve the performance of our portfolio. By increasing the level and quality of the assets in our portfolio, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on its investments and ultimately provide enhanced opportunity for liquidity.

Recent Developments

Operations and Investments

As of December 31, 2017, we held mortgage and real estate assets with a carrying value of $84.3 million. Our REO held for sale are being marketed for disposition within the next twelve months.

During the year ended December 31, 2017, we sold our Sedona hotel operating assets for $92.0 million, net of transaction costs and other adjustments, which resulted in a net gain of $6.8 million, and generated net proceeds of $57.9 million, after repayment of $50.0 million in senior indebtedness. In addition to the Sedona hotels, we sold 8 properties (or portions thereof) during the year ended December 31, 2017 for $12.8 million, net of transaction costs and other adjustments, which resulted in a net gain of $3.9 million.

On October 2, 2017, we acquired MacArthur Place for a purchase price $36.0 million.

In connection with the acquisition of MacArthur Place, the Company entered into a loan agreement with MidFirst Bank in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, approximately $10.0 million is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires us to fund minimum equity of $17.4 million, the majority of which was funded at the time of purchase and the balance of which will be funded during the renovation period.

During the year ended December 31, 2017, the Company began to consolidate previously unconsolidated variable interest entities into its financial statements, the assets of which are comprised of real estate holdings, rights to develop water and receivables from other related entities, and liabilities which consist primarily of various amounts payable to related entities. The consolidation followed the termination of a court-appointed receivership which controlled the general partnership interest in those entities. As a result of the termination of that receivership, the Company was deemed to have received full possession, custody and control of the general partnership interests and thus control such partnerships. The assets and liabilities of the newly consolidated entities were recorded at their preliminary estimated fair values, with the portion attributable to non-Company interests reflected in non-controlling interest.

During the year ended December 31, 2017, we recommenced our mortgage lending operations and acquired two loans with an aggregate face value of $19.9 million. One loan has a maturity date of September 9, 2018 with a one-year extension option, bearing an annual interest rate of 9.75% plus one-month LIBOR. The other loan has a maturity date of October 9, 2019, with 3 one-year extensions, and an annual interest rate of 7.25% plus one-month LIBOR.

We also recorded recoveries of investment and credit losses of $6.5 million during the year ended December 31, 2017.

Capital Activity

On February 9, 2018, the Company issued 2,352,941 shares for its newly authorized Series B-3 Cumulative Convertible Preferred Stock to JPM Funding at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. Dividends on the Series B-3 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. The Company intends to use the proceeds from the sale of these shares for general corporate purposes.

Factors Affecting Our Financial Results

General Economic Conditions Affecting the Real Estate Industry

We have held certain REO assets for several years with the expectation that we would realize more significant appreciation in the values of those assets over time. While we have seen a stabilization of values and sporadic increased values of our REO assets, the increase in value has been less than anticipated. Moreover, due to our lack of available cash flow, our investment opportunities have been limited. We continue to examine all material aspects of our business for areas of improvement and recovery on our assets including recoveries against guarantors.

The lodging industry is seasonal in nature and depends upon location, type of property and competitive mix within the specific location. Based on our current hotel assets, revenues are typically lower in the first and third quarters of each year in comparison to the second and fourth quarters of the year.

While we have been successful in securing debt and equity financing in recent years to provide adequate funding for working capital purposes and have generated cash through asset sales and mortgage receivable collections, our ability to reinvest such proceeds in income-producing assets has been limited. We need to secure additional and affordable capital in order realize our income objectives. Based on (1) our cash and cash equivalents of $11.8 million at the end of 2017, (2) the additional $8.0 million in capital secured in early 2018, (3) revenues we expect from our hotel management activities, and (4) the expected proceeds from the continued sale of our legacy real estate assets, we have sufficient liquidity to fund current operations for a period of at least one year from the date of this Annual Report.

Revenues

We receive only a small amount of income from our lending activities. As a result of the December 2016 sale of our Minnesota multifamily project, the February 2017 sale of our Sedona hotel operations, and the June 2017 sale of our golf course operation, our operating property revenues substantially decreased in 2017. We expect that we will generate additional operating revenue in 2018 as a result of our October 2017 acquisition of MacArthur Place and through the possible acquisition or management of other hospitality properties.

We also recommenced our lending activities during 2017, and expect to continue originating or acquiring loans in 2018. For the near future, we expect to derive a substantial percentage of our revenue from REO dispositions than from interest and fee income from loans originated or acquired by us. As our liquidity position improves, we intend to continue to execute our investment strategy and expect that interest and fee income from our commercial real estate lending activities will increase.

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

Impairment of Real Estate Owned.  Our estimate of impairment charges on REO assets largely depends on whether the particular REO asset is held for development or held for sale. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data from third-party valuation firms, market participant sources, and valid offers from third parties. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. Generally, asset values have stabilized in many of the areas where we hold real estate, however, our assets are reviewed for impairment individually. We have sold and intend to actively market and sell substantially all of our REO assets, individually or in bulk, over the next 12 months as a means of raising additional capital to pursue our investment objectives and fund core operations.

Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

The following discussion compares historical results of operations on a GAAP basis for the fiscal years ended December 31, 2017 and 2016. Unless otherwise noted, all comparative performance data included below reflects year-over-year comparisons.

Revenues (in thousands)
	Years Ended December 31,
Revenues:	2017	2016	$ Change	% Change
Operating Property Revenue	$3,682	$4,700	$(1,018)	(21.7)%
Management Fees, Investment, and Other Income	1,248	399	849	212.8%
Mortgage Loan Income, net	944	340	604	177.6%
Total Revenue	$5,874	$5,439	$435	8.0%

Operating Property Revenue. For year ended December 31, 2017, we recorded $3.7 million in operating property revenue as compared to $4.7 million for the year ended December 31, 2016, a decrease of $1.0 million or 21.7%. The year-over-year decrease in operating property revenue is primarily attributable to the sale of our multifamily residential operation in the fourth quarter of 2016 and the sale of our golf and restaurant operation in the second quarter of 2017. This decrease was offset by the revenues generated by our operation of MacArthur Place beginning in October 2017. The revenue attributable to our Sedona hotels, which were sold in the first quarter of 2017, is classified within discontinued operations in our consolidated statement of operations for the years ended December 31, 2017 and 2016.

Management Fees, Investment and Other Income. For the year ended December 31, 2017, management fees, investment and other income was $1.2 million, an increase of $0.8 million, or 212.8%, over the year ended December 31, 2016. The year-over-year increase is primarily attributable to the management fees we received for managing the Sedona hotels following their sale, and management fees earned under various partnership agreements.

Mortgage Loan Income. For the year ended December 31, 2017, income from mortgage loans was $0.9 million, an increase of $0.6 million from the year ended December 31, 2016. The year-over-year increase in mortgage loan income is primarily attributable to mortgage investments we made in June and November 2017 totaling $19.7 million with a weighted average interest rate of 9.7%, offset by the payoff and sale of loans in 2016.

Costs and Expenses

Expenses (in thousands)
	Years Ended December 31,
Expenses:	2017	2016	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$4,309	$3,892	$417	10.7%
Expenses for Non-Operating Real Estate Owned	831	376	455	121.0%
Professional Fees	5,226	4,364	862	19.8%
General and Administrative Expenses	8,958	7,646	1,312	17.2%
Interest Expense	2,073	5,305	(3,232)	(60.9)%
Depreciation and Amortization Expense	395	759	(364)	(48.0)%
Gain on Disposal of Assets, Net	(3,851)	(10,997)	7,146	(65.0)%
(Recovery of) Provision for Investment and Credit Losses, Net	(6,461)	231	(6,692)	(2,897.0)%
Impairment of Real Estate Owned	744	—	744	100.0%
Loss of Unconsolidated Subsidiaries	239	236	3	1.3%
Total Costs and Expenses	$12,463	$11,812	$651	5.5%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the year ended December 31, 2017, operating property direct expenses were $4.3 million, an increase of $0.4 million, or 10.7%, from $3.9 million for the year ended December 31, 2016. Amounts for the year ended December 31, 2017 include direct operating costs of our golf and restaurant operation (through the date of sale) and MacArthur Place, as well as costs relating to our hospitality management subsidiary which are partially funded through related management fee income. As noted above, the operating expenses attributable to our Sedona hotels, which were sold in the first quarter of 2017, are classified within discontinued operations in our consolidated statement of operations for the years ended December 31, 2017 and 2016. The year-over-year increase in operating property direct expenses is primarily attributed to the acquisition and operating costs associated with the MacArthur Place purchase in the fourth quarter of 2017 coupled with the start-up and operational costs of our hospitality management subsidiary, offset by a decrease in the operating costs of our golf and restaurant operation (which was sold late in the second quarter of 2017), and our multifamily residential operation (which was sold in the fourth quarter of 2016).

Expenses for Non-Operating Real Estate Owned. For the year ended December 31, 2017, expenses for non-operating real estate owned assets were $0.8 million, an increase of $0.5 million or 121.0%, from $0.4 million for the year ended December 31, 2016. The year-over-year increase is primarily attributable to an increase in real estate taxes and asset repair and maintenance costs resulting from our consolidation of certain partnerships in 2017.

Professional Fees. For the years ended December 31, 2017 and 2016, professional fees were $5.2 million and $4.4 million, respectively. The increase in professional fees is primarily attributed to costs incurred in connection with certain capital transactions, due diligence of prospective and acquired investments, as well as enforcement and recovery related legal fees.

General and Administrative Expenses. For the years ended December 31, 2017 and 2016, general and administrative expenses were $9.0 million and $7.6 million, respectively, an increase of $1.3 million or 17.2%. The increase in general and administrative costs is primarily attributed to grants of cash and stock-based executive bonus compensation as well as one-time costs incurred in connection with the sale of the Series B-2 Preferred Stock to JPM.

Interest Expense. For the year ended December 31, 2017, interest expense was $2.1 million as compared to $5.3 million for the year ended December 31, 2016, a decrease of $3.2 million, or 60.9%. The year-over-year decrease is attributed primarily to the payoff of a $22.1 million construction loan, a $9.0 million in related party indebtedness in the fourth quarter of 2016, and the payoff of the $50.0 million mortgage note in February 2017, offset by the interest expense in the fourth quarter attributable to the $32.3 million acquisition and construction loan from MidFirst Bank.

Depreciation and Amortization Expense. For the year ended December 31, 2017, depreciation and amortization expense was $0.4 million compared to $0.8 million for the year ended December 31, 2016. The year-over-year decrease is due primarily to the sales of our multifamily property in the fourth quarter of 2016 and the sale of the Sedona hotels in the first quarter of 2017.

(Gain) Loss on Disposal of Assets. We sold 10 REO assets (in whole or portions thereof) for $104.9 million (net of selling costs) resulting in a gain of $10.7 million (of which $6.8 million is included as a component of discontinued operations in the audited consolidated statement of operations) during the year ended December 31, 2017. During the year ended December 31, 2016, we sold 10 REO asset for $44.2 million (net of selling costs) for a net gain of $10.8 million and one mortgage note for $6.4 million (net of selling costs), resulting in a net gain of $0.2 million.

(Recovery of) Provision for Investment and Credit Losses. For the year ended December 31, 2017, we recorded recoveries of investment and credit losses of $6.5 million primarily resulting from the consolidation of various equity interests, and from cash, receivables, and/or other assets recovered from guarantors on certain legacy loans and insurance recoveries. We recorded recoveries of $0.2 million for the year ended December 31, 2016.

Impairment of Real Estate Owned. For the year ended December 31, 2017, we recorded impairment of real estate owned of $0.7 million based on the fair value analysis of our REO portfolio, and none for the year ended December 31, 2016.

Equity Loss of Unconsolidated Subsidiaries. For the years ended December 31, 2017 and 2016, we recorded net losses of unconsolidated subsidiaries of $0.2 million. These losses resulted from our portion of allocated operating expenses combined with a lack of revenue from such partnerships.

Discontinued Operations. As described in Note 17 of this Form 10-K, we sold our Sedona hotel assets on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the years ended December 31, 2017 and 2016. For the year ended December 31, 2017, our Sedona hotels contributed net income of $3.1 million, compared to a net loss of $1.3 million for the year ended December 31, 2016. In conjunction with the sale of the Sedona hotels, the $50.0 million note payable secured by the assets was repaid in full. This note payable has correspondingly been presented in the liabilities from discontinued operations as of December 31, 2016.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the years ended December 31, 2017 and 2016, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-K, we sold our Sedona hotels on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the years ended December 31, 2017 and 2016. While the Sedona hotels have been presented as discontinued operations in the accompanying consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. Moreover, the Company acquired MacArthur Place in the fourth quarter of 2017 and is actively pursuing other hospitality assets.

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy mortgage loan investments and REO assets, including financing of such asset sales. This also encompasses the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related financing and operating obligations. This segment has also historically included rental revenue, less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial and residential real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

Corporate and Other — Consists of our centralized general and administrative and corporate treasury activities. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

A summary of the financial results for each of our operating segments during the years ended December 31, 2017 and 2016 follows (in thousands):

Hospitality and Entertainment Operations

	Years Ended December 31,
	2017	% of Consolidated Total	2016	% of Consolidated Total
Total Revenue	$4,583	78.0%	$2,754	50.6%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	4,309	100.0%	2,719	69.9%
Professional Fees	246	4.7%	—	—%
General and Administrative Expenses	313	3.5%	—	—%
Total operating expenses	4,868		2,719
Other Expenses:
Interest Expense	284	13.7%	—	—%
Depreciation & Amortization Expense	202	51.1%	56	7.4%
Gain on Disposal of Assets	(168)	4.4%	—	—%
Other Expenses	318		56
Total Expenses	5,186	41.6%	2,775	23.5%
Net Loss from Continuing Operations, before income taxes	(603)	9.2%	(21)	0.3%
Benefit from income taxes, continuing operations	232	11.8%	—	—%
Net Loss from Continuing Operations	(371)	8.0%	(21)	0.3%
Net Income (Loss) from Discontinued Operations	5,034	100.0%	(1,344)	100.0%
Provision for income taxes, discontinued operations	(1,963)	100.0%	—	—%
Net Income (Loss) Attributable to Common Shareholders	$2,700	(48.1)%	$(1,365)	11.1%

For the years ended December 31, 2017 and 2016, the hospitality and entertainment operations segment revenues were $4.6 million and $2.8 million, respectively. Net income from discontinued operations for the years ended December 31, 2017 includes the net of all revenues and expenses of the Sedona hotels, as well the gain on the sale of the Sedona hotels of $6.8 million.

For the years ended December 31, 2017 and 2016, the segment contributed 78.0% and 50.6%, respectively, of total consolidated revenues. The year-over-year increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to the contribution of revenues from MacArthur Place and our golf course (sold in the second quarter of 2017), and the absence of other income-producing assets and sale of our multifamily project in late 2016.

During the years ended December 31, 2017 and 2016, the hospitality and entertainment operations segment constituted the majority of consolidated operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled (6.2)% and 1.3% for the years ended December 31, 2017 and 2016, respectively. The decrease in net operating income percentages for the year ended December 31, 2017, as compared to the same period in 2016, was primarily attributed to increased revenue offset by increased operating property direct expenses, which included approximately $1.0 million in acquisition costs relating to MacArthur Place and start-up costs associated with the Hotel Fund.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $0.4 million and $21.0 thousand of the total consolidated net loss from continuing operations for the years ended December 31, 2017 and 2016, respectively.

As previously noted, we sold our Sedona hotel properties in the first quarter of 2017 and our golf operation in the second quarter of 2017. MacArthur Place was acquired in the fourth quarter of 2017. We anticipate the hospitality and entertainment industry segment’s revenue and expense contribution to be less in comparison to previous levels until further acquisitions are made.

Mortgage and REO – Legacy Portfolio and Other Operations

	Years Ended December 31,
	2017	% of Consolidated Total	2016	% of Consolidated Total
Total Revenue	$1,063	18.1%	$2,662	48.9%
Expenses:
Operating Property Direct Expenses	—	—%	1,173	30.1%
Expenses for Non-Operating Real Estate Owned	831	100.0%	376	100.0%
Professional Fees	3,093	59.2%	2,720	62.3%
General and Administrative Expense	142	1.6%	175	2.3%
Total operating expenses	4,066		4,444
Other Expenses (Income):
Interest Expense	539	26.0%	2,916	55.0%
Depreciation & Amortization Expense	—	—%	506	66.7%
Gain on Disposal of Assets, Net	(3,683)	95.6%	(10,997)	100.0%
(Recovery of) Provision for Credit Losses, Net	(6,401)	99.1%	231	100.0%
Impairment of Real Estate Owned	744	100.0%	—	—%
Equity Loss from Unconsolidated Subsidiaries	239	100.0%	236	100.0%
Other Income	(8,562)		(7,108)
Total Other Income, Net of Gains	(4,496)	(36.1)%	(2,664)	(22.6)%
Net Income from Continuing Operations, before income taxes	5,559	(84.4)%	5,326	(83.6)%
Provision for income taxes	(2,167)	(110.4)%	—	—%
Net Income from Continuing Operations	3,392	(73.3)%	5,326	(69.0)%
Net Loss Attributable to Noncontrolling Interests	798	100.0%	117	100.0%
Net Income Attributable to Common Shareholders	$4,190	(74.6)%	$5,443	(44.4)%

For the years ended December 31, 2017 and 2016, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 18.1% and 48.9%, respectively, of total consolidated revenues. The year-over-year decrease in segment revenue as a percentage of total revenue for the year ended December 31, 2017 resulted primarily from the sale of our multifamily project in

December 2016, coupled with reduced mortgage loan and investment income due to real estate asset sales and payoffs of certain mortgage loans.

For the years ended December 31, 2017 and 2016, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated (income) expenses, net of gain, of $(4.5) million and $(2.7) million, respectively. The year-over-year decrease in net expenses for the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to (i) increased recoveries from guarantors as a result of our enforcement and collection efforts, (ii) gains from the sale of REO assets, (iii) decreases in operating property expenses and interest expense due to the sale of certain REO assets and the repayment of debt collateralized by those assets, and (iv) the cessation of depreciation and amortization expense pertaining to the sale of our multifamily project in the second quarter of 2016, partially offset by reduced revenue from operating real estate owned due to their sale. The segment recorded a recovery provision of $6.4 million for the year ended December 31, 2017 compared to $0.2 million provision for credit losses recognized for the year ended December 31, 2016.

After revenues, less interest, depreciation and amortization expenses, and (recoveries of) provision for credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net income of $3.4 million and $5.3 million for the years ended December 31, 2017 and 2016, respectively.

Corporate and Other

	Years Ended December 31,
	2017	% of Consolidated Total	2016	% of Consolidated Total
Total Revenue	$228	3.9%	$23	0.4%
Expenses:
Professional Fees	1,887	36.1%	1,644	37.7%
General and Administrative Expense	8,503	94.9%	7,471	97.7%
Total operating expenses	10,390		9,115
Other Expenses:
Interest Expense	1,250	60.3%	2,389	45.0%
Depreciation & Amortization Expense	193	48.9%	197	26.0%
Recovery of Credit Losses, Net	(60)	0.9%	—	—%
Other Expenses	1,383		2,586
Total Expenses	11,773	94.5%	11,701	99.1%
Net Loss from Continuing Operations, before income taxes	(11,545)	175.2%	(11,678)	183.2%
Benefit from Income Taxes	3,898	198.6%	—	—%
Net Loss from Continuing Operations	(7,647)	491.8%	(11,678)	151.3%
Cash Dividend on Redeemable Convertible Preferred Stock	(2,140)	100.0%	(2,146)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(2,716)	100.0%	(2,505)	100.0%
Net Loss Attributable to Common Shareholders	$(12,503)	222.8%	$(16,329)	133.3%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any material revenues for the Company for the year ended December 31, 2016. For the year ended December 31, 2017, the Company generated $0.2 million primarily from management fees earned from the management of certain partnerships.

For the years ended December 31, 2017 and 2016, the Corporate and Other segment contributed $11.8 million and $11.7 million, respectively, to total consolidated expenses. The decrease in expenses for this segment is primarily attributable to a decrease in interest expense due to the reduction of our outstanding notes payable balances.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of December 31, 2017, our loan portfolio consisted of four loans with a carrying value of $19.7 million. As of December 31, 2016, our loan portfolio consisted of three first mortgage loans with a carrying value of $0.4 million. As of December 31, 2017 and December 31, 2016, two of these loans, which constitute our last remaining legacy loans, are fully reserved and have a zero carrying value. During the years ended December 31, 2017, we purchased two mezzanine loans with a face value of $19.9 million for $19.3 million and underwriting expenses of $0.2 million. During the years ended December 31, 2017, a group of partnerships previously accounted for under the equity investment method was consolidated, and through this process, we eliminated one prior mortgage loan through intercompany consolidation. We received principal payoffs totaling $7.6 million during the year ended December 31, 2016 and none during the year ended December 31, 2017. As of December 31, 2017 and December 31, 2016, the valuation allowance represented 39.2% and 97.1%, respectively, of the total outstanding loan principal and interest balances.

Changes in the Loan Portfolio Profile

Loan Modifications

We did not have any loan modifications during the years ended December 31, 2017 or 2016. Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof, on a case by case basis, we do not have in place a specific loan modification program or initiative. Rather, we may seek to modify any loan, in our sole discretion, based on the applicable facts and circumstances, including, without limitation: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, as our loan portfolio grows, we may modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Geographic Diversification

As of December 31, 2017, the collateral underlying our loan portfolio was located in California, Missouri, and Texas. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited.

While our lending activities have historically been focused primarily in the southwestern United States, we have no geographic limitations in our investment policy.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate or one month LIBOR with interest rate floors. At December 31, 2017 and 2016, the Prime rate was 4.50% and 3.75%, respectively. At December 31, 2017 and 2016, the LIBOR rate was 1.56% and 0.77%, respectively.

As of December 31, 2017, two of our four loans were performing, having a total principal balance $19.9 million, and a weighted average interest rate of 9.69%. At December 31, 2016, one of our three loans was performing and had a principal balance of $0.3 million and an interest rate of 11.0%.

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

In recent years, we have re-focused our lending investment strategy to loans secured by collateral with income producing real estate. In 2017, we acquired two mezzanine loans that are secured by the borrowers’ interest in the entities that own the underlying office buildings. These loans are adjustable rate mortgages with interest rate floors at origination.

We generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2017, the original projected end-use of the collateral under our loans was classified as 39.2% residential and 60.8% commercial. As of December 31, 2016, the original projected end-use of the collateral under our loans was classified as 97.1% residential and 2.9% mixed-use.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our loan portfolio, net of the valuation allowance, as of December 31, 2017, has scheduled maturity dates as follows (dollar amounts in thousands):

Quarter	Principal and Interest Balance	Percent	#
Matured	$12,682	38.8%	2
Q3 2018	7,696	23.5%	1
Q4 2019	12,339	37.7%	1
Total Principal and Interest	32,717	100.0%	4
Less: Purchase Discount, Net of Accumulated Amortization	(367)
Less: Valuation Allowance	(12,682)
Net Carrying Value	$19,668

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

At December 31, 2017, we held total REO assets of $64.6 million, of which $5.9 million were held for sale, $20.5 million were held as operating properties, and $38.3 million were classified as other real estate owned. At December 31, 2016, we held REO assets of $33.3 million, of which $17.8 million were held for sale, $88.7 million were held as operating properties (which is classified in Assets from discontinued operations in the accompanying consolidated balance sheet as of December 31, 2016), and $15.5 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Minnesota, Utah and New Mexico.

We did not acquire any REO assets during the year ended December 31, 2016. During the year ended December 31, 2017, we acquired the remaining 10% interest in Lakeside JV resulting in its consolidation and reflected in other real estate owned in the accompanying consolidated balance sheets. In addition, we acquired a controlling interest in a group of seven partnerships with real estate assets located in New Mexico (collectively referred to as the “New Mexico Partnerships”), which were previously accounted for under the equity method of accounting. As a result of this transaction, we consolidated the New Mexico Partnerships, at which time we recorded the related real estate assets at their preliminary estimated fair values, which added $18.1 million to our other real estate owned.

We acquired MacArthur Place for $36.0 million, of which $19.6 million has been added to our operating properties and the balance to goodwill and other intangible assets. In connection with this business combination, the Company acquired certain other assets and assumed certain liabilities, which are not expected to have an adverse effect on our operating results, liquidity, or financial condition. The Company is in the process of renovating MacArthur Place. This renovation project is expected to be finished in the late third or early fourth quarter of 2018. When complete, we anticipate that this will be the only 5-star hotel in the city of Sonoma and one of the top destinations in the region. Renovation project costs are being funded using construction proceeds set aside from the MacArthur Loan, offering proceeds from the Hotel Fund in excess of the reimbursement of our initial investment, and to the extent necessary, Company funds.

During the year ended December 31, 2017, we sold REO for $104.9 million (net of transaction costs and other adjustments), resulting in a net gain on disposal of $10.7 million. During the year ended December 31, 2016, we sold ten REO assets for $44.2 million (net of transaction costs and other adjustments), resulting in a total net gain of $10.8 million.

During the year ended December 31, 2017, we reclassified certain assets between REO held for sale and operating properties (including the reclassification of our Sedona hotel assets) or other REO, depending on when such assets met the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not being actively marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Other than these reclassifications, there were no material changes with respect to REO classifications or planned development during the year ended December 31, 2017 other than as a result of REO asset sales and capitalized development costs.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations, which totaled $9.2 million ($4.0 million of which is included in income from discontinued operations) and $26.4 million ($22.1 million of which is included in loss from discontinued operations) for the years ended December 31, 2017 and 2016, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $3.8 million and $11.9 million during the years ended December 31, 2017 and 2016, respectively.

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

REO Classification

As of December 31, 2017, 66% of our REO assets were planned for residential development, 2% was planned for mixed-use development, and 32% was planned for commercial or industrial use. As of December 31, 2016, 22% of our REO assets were planned for residential development, 1% was planned for mixed-use development, and 77% was planned for commercial or industrial use. We continue to evaluate our use and disposition options with respect to these assets. The real estate held for sale and other real estate owned consists of improved and unimproved residential lots, and completed commercial properties located in California, Texas, Arizona, Minnesota, Utah, and New Mexico.

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

Lakeside Investment

In the fourth quarter of 2015, the Company, through a wholly owned subsidiary, formed a joint venture, Lakeside DV, LLC (“Lakeside JV”), with a third party developer, Park City Development, LLC (“PCD”), for the purpose of acquiring, holding, and developing certain real property located in Park City, Utah. Under the Lakeside JV operating agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. Lakeside JV was initially accounted for under the equity method of accounting. During the year ended December 31, 2017, the Company purchased PCD’s interest in Lakeside JV for $0.7 million and terminated PCD as the manager. Accordingly, Lakeside JV became a consolidated entity of the Company in the first quarter of 2017.

As of December 31, 2017, the Company had made all required contributions to Lakeside JV. Equity balances are subject to a 12% preferred return, compounded quarterly. Cash flows are to be distributed first in proportion to the preferred equity investment, including the preferred return, then to the extent of additional capital contributions made by the members. Thereafter, cash flows are to be distributed at varying rates as certain return hurdles are achieved. At the time of initial investment, the Company elected to syndicate $1.7 million of its investment to several investors (“Syndicates”), some of which are related parties of the Company. Aside from a 2% management fee payable to the Company from Lakeside JV, cash flow distributions to the Syndicates are to be calculated and paid on the same basis as the cash flow distributions to the Company.

Notes Receivable from Certain Investors in Lakeside JV

During the year ended December 31, 2017, certain of the investors in the Lakeside JV executed promissory notes in favor of a subsidiary of the Company totaling $0.7 million. The notes receivable have an annual interest rate of 8% and mature at the earliest to occur of 1) the date on which the sale of the Lakeside property occurs, or 2) September 17, 2019. The promissory notes are secured by the investors’ respective interest and allocated proceeds of the Lakeside JV. Under applicable accounting guidance, the notes receivable have been netted against the non-controlling interest balance in the accompanying consolidated balance sheet.

Equity Interests Acquired through Guarantor Recoveries

In 2015, the Company acquired certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of our enforcement and collection efforts. Prior to September 29, 2017, certain of these entities were consolidated in the accompanying consolidated financial statements while others were accounted for under the equity method of accounting, depending on the extent of the Company’s financial interest in and level of control over each such entity.

Effective September 29, 2017, the Company began to consolidate the accounts of additional entities. The assets of these entities consist primarily of general and limited partnership interests in, and various receivables from (and liabilities to), several of the previously consolidated and unconsolidated entities that were administratively dissolved by court order in a receivership wind-up motion. As a result, the Company began to consolidate into its financial statements the accounts of various unconsolidated variable interest entities, whose assets are comprised of real estate holdings, rights to develop water and receivables from other related entities, and liabilities which consist primarily of various amounts payable to related entities.

The Company’s maximum exposure to loss consists of its combined equity in the corporate entities and partnerships which totaled $28.7 million as of December 31, 2017.

L’Auberge de Sonoma Hotel Fund

As of December 31, 2017, the Hotel Fund has sold Preferred Interests of $0.7 million, which is included in noncontrolling interests in the accompanying consolidated balance sheet. The Hotel Fund made no distributions during the year ended December 31, 2017. Based on the structure of the Hotel Fund, our ability to direct the activities that that most significantly impact the economic performance of the Hotel Fund, and the risk of absorbing losses or rights to receive benefits that could be potentially significant to the Hotel Fund, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated and expect to continue to consolidate the Hotel Fund in our consolidated financial statements.

Important Relationships between Capital Resources and Results of Operations

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale and Other REO

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

Factors Affecting Valuation

The underlying collateral of our loans, REO held for sale, and other REO assets vary by stage of completion and consist of either raw land (also referred to as pre-entitled land), entitled land, partially developed land, or mostly developed/completed lots or projects. We typically engage independent third party valuation firms to obtain a valuation report when underwriting a mortgage loan, making an REO investment, or during periods of high volatility of real estate values when performing our fair value analysis. Thereafter, we do not generally obtain formal updates of such reports in a stabilized or improving market, unless there is an indication of potential impairment. As a result, while we continue to utilize third party valuations for selected assets on a periodic basis as circumstances warrant, we rely primarily on our asset management consultants and internal staff to gather available market participant data from independent sources to establish assumptions used to derive fair value of the collateral supporting our loans and real estate owned for a majority of our loan and REO assets.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the years ended December 31, 2017 and 2016, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the years ended December 31, 2017 and 2016. However, we recorded net recoveries of prior investment and credit losses of $6.5 million and $0.2 million during the year ended December 31, 2017 and 2016, respectively, relating to the collection of cash, receivables and/or other assets from guarantors on certain legacy loans and insurance reimbursements. For the years ended December 31, 2017, we recorded impairment of real estate owned of $0.7 million and none for the year ended December 31, 2016.

As of December 31, 2017 and December 31, 2016, the valuation allowance totaled $12.7 million, representing and 39.2% and 97.1%, respectively, of the total outstanding loan principal and accrued interest balance. The reduction in the valuation allowance as a percentage of outstanding loan principal and accrued interest is attributed to the acquisition of new performing loans acquired during 2017.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of December 31, 2017, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect our assessment of fair value as of December 31, 2017 and 2016 based on currently available data, we will continue to evaluate our loan and REO assets in 2018 and beyond to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation of Operating Properties

REO assets that are classified as operating properties are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.

The valuation of our REO assets to be held and used is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of estimated selling costs, in relation to the carrying value of such assets. REO assets which we will likely dispose of without further development are valued on an “as is” basis based on current valuations using comparable sales. If we have the intent and ability to develop the REO asset over future periods in order to realize a greater value, we perform a valuation on an “as developed” basis, net of estimated selling costs but without discounting of cash flows, to determine whether any impairment exists. We do not write up the carrying value of real estate assets held for development if the proceeds from disposition are expected to exceed the carrying value of such assets. Rather, any gain from the disposition of such assets is recorded at the time of sale.

If we elected to change the disposition strategy for our operating properties, and such assets were classified as held for sale, we might be required to record additional impairment charges, although such amounts are not expected to be significant based on the previous impairment adjustments recorded. We recorded no impairment of our operating properties during the years ended December 31, 2017 and 2016. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2017.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have secured financing when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Senior Indebtedness

In January 2015, the Company borrowed $50.0 million in a loan secured by our Sedona hotels. This loan was repaid in full in February 2017 upon sale of the Sedona hotels.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a remaining balance of $1.2 million at December 31, 2017. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the year ended December 31, 2017 totaled $0.8 million. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Subject to certain minimum cash and profitability conditions, the Company would have been required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018. Such conditions have not been met and, accordingly, no such prepayment is required.

Land Purchase Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the purchase of certain real estate located in New Mexico at a purchase price of $6.8 million. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2% through December 31, 2017, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due upon the earlier of 1) December 31, 2019, or 2) sale of the underlying collateral property. The note may be prepaid in whole or in part without penalty.

Special Assessment Obligations

As of December 31, 2017 and December 31, 2016, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $0.1 million and $3.6 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of zero and $3.1 million as of December 31, 2017 and December 31, 2016, respectively, and had an amortization period that extended through April 30, 2030, with an annual interest rate ranging from 5% to 6%. We made principal payments of $0.2 million on this special assessment obligation during the year ended December 31, 2017. This special assessment obligation was secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona, which was sold in the fourth quarter in 2017. In conjunction with the sale, the buyer agreed to assume the remaining balance of $2.9 million of the special assessment obligation.

The other special assessment obligation had an outstanding balance of and $0.1 million and $0.5 million as of December 31, 2017 and December 31, 2016, respectively. The special assessment obligation has amortization period that extends through 2022, with annual interest rates ranging from 6% to 7.5% and secured by certain REO consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at December 31, 2017. We made principal payments of $0.2 million on this special assessment obligation during the year ended December 31, 2017. During the year ended December 31, 2017, a portion of the property was sold and the buyer agreed to assume the related special assessment obligation for such parcels totaling $0.2 million of the remaining balance.

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

Hotel Acquisition and Construction Loan

In connection with the acquisition of MacArthur Place, the Company borrowed $32.3 million from MidFirst Bank, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, $10.0 million is being set aside to fund planned hotel improvements, and the balance to fund interest reserves and operating capital. The loan has an initial term of three years and, subject to certain conditions and the payment of certain fees, may be extended for two (2) one-year periods. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75% subject to certain adjustments.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place-related revenues. The Company has agreed to provide a construction completion guaranty with respect to the planned hotel improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company has provided a loan repayment guaranty equal to 50.0% of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant.In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Hotel Fund Offering

In November 2017, the Company sponsored and commenced the offering of up to $25.0 million of Preferred Interests in the Hotel Fund. The Company made initial contributions of $17.8 million through December 31, 2017 for its common member interest in the Hotel Fund. The net proceeds of this offering are being used (i) to redeem the Company’s initial contributions to the Hotel Fund and (ii) to fund certain renovations to MacArthur Place. The Company is expected to retain a 10.0% Preferred Interest in the Fund. The Hotel Fund intends to pursue a liquidity event in approximately four to six years.

Purchasers of the Preferred Interests (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). Prior to the sale or other disposition of the Property, if the Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company will provide the funds necessary to pay the Preferred Distribution for such month. Such payment will be treated as an additional capital contribution and the Company’s capital account will be increased by such amount. In addition, on a quarterly basis, the Fund will distribute 10.0% of cash available for distribution, as defined in the Fund’s LLC Agreement, after payment of the Preferred Distribution, calculated for the most recently completed fiscal quarter to the Preferred Members pro rata in proportion to the weighted average Preferred Interests owned during the applicable quarterly period (the “Quarterly Excess Cash Distribution”). Additionally, upon the refinance or sale of all or a portion of the Property, Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to12.0% on the Preferred Interests. The Company will have no obligation to contribute the funds necessary to pay the Preferred Distribution or the Additional Preferred Distribution upon a capital transaction such as the sale or refinancing of the Property. Upon a capital transaction, the Company will distribute an additional 10.0% of any cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned. We have sold preferred shares to unrelated outside investors totaling $0.7 million through December 31, 2017 and $4.2 million through March 29, 2018.

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

Under the Second Amended Certificate of Designation, we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B preferred stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. Further, certain actions, including breaching any of our material obligations to the holders of Series B preferred stock under the Second Amended Certificate of Designation, could result in a default under the terms of the Series B preferred stock, which could allow the Series B preferred stockholders to require us to redeem the Series B preferred stock. In addition, some of our new financing arrangements may include other restrictions that limit our ability to secure additional financing.

As a result of their substantial beneficial equity interest in us, the holders of our Series B Preferred Stock each have considerable influence over our corporate affairs which makes it difficult or impossible to enter into certain transactions without their consent.

Liquidity and Capital Resources

Financial Statement Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We believe that our cash and cash equivalents, coupled with the revenues generated by our operating properties and mortgage investments, as well as proceeds from the disposition of our remaining loans and real estate held for sale will allow us to fund current operations for a period of at least one year from the date these financial statements are issued.

In addition, our borrowings and equity issuances have allowed us the time and resources necessary to meet liquidity requirements, to dispose of assets in a reasonable manner and on terms that we believe are more favorable to us, and to help us continue to develop our investment strategy that started to be implement during 2017. While we have been successful in securing debt and equity financing to provide adequate funding for working capital purposes and have generated liquidity primarily through asset sales, there is no assurance that we will be successful in selling our remaining real estate assets at prices we seek in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.

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

Requirements for Liquidity

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to shareholders, distributions to noncontrolling interests, other costs and expenses, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash, revenues from our operating properties, income from anticipated investment activities, proceeds from the disposition of our existing loan and REO assets held for sale, and proceeds from debt and equity financing initiatives. To the extent there is a shortfall in available cash, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to fund a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

At December 31, 2017, we had cash and cash equivalents of $11.8 million, as well as REO held for sale of $5.9 million and other REO assets of $38.3 million which, while not technically classified as held for sale, are generally available for sale. Subsequent to December 31, 2017, we generated $8.0 million from the issuance of preferred equity to be used for investment and working capital purposes. We also expect to generate Hotel Fund offering proceeds in 2018, and have an unused credit facility to fund a portion of anticipated renovation costs at MacArthur Place. As of March 29, 2018, we have sold $4.2 million in preferred shares to unrelated outside investors. We believe these resources are sufficient to cover our liquidity needs over the next twelve months from the issuance date of this Annual Report. However, our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate.

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

For 2018, we expect to require $21.0 million to fund known operating uses of cash, $57.8 million to fund committed investing uses of cash and $14.2 million to fund known financing uses of cash. To the extent there is a shortfall in available cash to fund these uses, we would likely seek additional equity or debt capital, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or reduce general and administrative costs. To the extent that we have excess liquidity at our disposal, we expect to use such proceeds to make new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

In the future, we also may require liquidity for the following items that are excluded from the above amounts:

•	any required redemption of our Class C common stock or Series B Preferred Shares,

•	special one-time dividends in respect of our Class B common stock, and/or

•	repayment of exchange notes maturing in 2019

Our 2018 projected cash requirements are described in further detail below.

Operating Properties Direct Expenses

We will require liquidity to pay costs and expenses relating to our ownership and operation of MacArthur Place. We anticipate total direct expenses for that operation to be $8.7 million for the year ending December 31, 2018.

Debt Service Payments

We will require liquidity to pay principal and interest on our borrowings, notes payable, special assessment/CFD obligations and capital lease obligations. We expect to repay existing loan principal during 2018 in the amount of $5.9 million to coincide with the sale of related collateral. Based on anticipated debt balances, we expect to pay interest costs of $2.1 million during 2018 based on existing debt. During the year ended December 31, 2017, we repaid loan principal totaling $50.4 million and used cash for interest costs in the amount of $2.2 million.

Asset Management Carrying Costs, Maintenance and Development Costs for Non-Operating Real Estate Owned

We will require liquidity to pay costs and fees to preserve, protect and/or develop our real estate held for sale and development. Excluding our operating properties, based on our existing REO assets and anticipated dispositions, we expect to incur $0.1 million annually relating to the on-going operations and maintenance of such assets in 2018, a significant decrease from $0.8 million in 2017. However, the nature and extent of future costs for such properties depends on the timing of anticipated sales, the number of additional foreclosures and other factors.

During 2018, we also expect to incur development costs in the amount of $19.0 million in connection with the anticipated MacArthur Place renovation, well repairs on the New Mexico land holdings, capital improvement projects and other fixed asset purchases.

General and Administrative Operating Costs

We will require liquidity to pay our general and administrative costs including compensation and benefits, rent, insurance, utilities and other related costs of operations. For the year ending December 31, 2018, we anticipate our general and administrative expenses will be $8.6 million, or $0.7 million per month, an increase from $9.0 million in 2017. The anticipated increase relates to our projected increase in hospitality management personnel and related costs in 2018 as we seek to expand our hospitality footprint.

Professional Fees

We expect professional fees will be $3.5 million in 2018, down from $5.2 million in 2017, as we reduce our guarantor enforcement activities.

Funding our Lending and Investment Activity

We require sufficient liquidity to acquire our target assets and fund mortgage loans. We anticipate that our existing cash coupled with our other liquidity sources described below will be sufficient to fund the payment of our operating expenses, debt service payments, loan fundings and other projected capitalized costs. Any excess cash may be used to invest in our target assets, although our ability to reasonably estimate the amount and timing of any such investments is subject to several factors including, but not limited to, the timing and our ability to generate additional liquidity from the sale of our assets, the timing and our ability to identify, underwrite and fund new investments, and our ability to obtain additional capital.

Dividends

Except for required preferred dividends, all dividends are made at the discretion of our board of directors and will depend on our earnings, our financial condition and other relevant factors. As described below, On February 9, 2018, the Company issued shares of Series B-3 Preferred Stock for a total purchase price of $8.0 million which accrue dividends from the issue date and compound quarterly at the rate of 5.65% per year. Dividends payable in cash to Preferred Shareholders are expected to total $3.5 million in 2018, which exceeds the $2.1 million we paid in 2017. The increase is attributed to the preferred equity issuances made subsequent to December 31, 2017.

Distributions to Noncontrolling Interests

The Preferred Members in the Hotel Fund are entitled to the Preferred Distribution accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding, and payable monthly. Prior to the sale or other disposition of the hotel, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to pay the Preferred Distribution for such month. In addition, on a quarterly basis, the Fund will pay the Quarterly Excess Cash Distribution equal to 10.0% percent of cash available for distribution, if any, after payment of the Preferred Distribution.

In addition, distributions to non-controlling interests in the New Mexico partnerships or Lakeside joint ventures are contingent upon the sale of the related assets.

Because we are unable to reasonably estimate the actual amount of proceeds to be raised in the Hotel Fund in 2018 or the performance of MacArthur Place, we are also unable to reasonably estimate the distributions that will be made to the Preferred Members or to other non-controlling interests in 2018.

Sources of Liquidity

We expect our primary sources of liquidity in 2018 to consist of our current cash balances, revenues we earn from MacArthur Place operations and mortgage investment activities, proceeds from equity issuances, proceeds from the Hotel Fund offering, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. In addition to these sources, we expect to generate additional cash from our guarantor enforcement activities. We also may address our liquidity needs by periodically pursuing lines of credit and other credit facilities.

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

Our 2018 projected cash sources are described in further detail below.

Cash and Cash Equivalents and Funds Held by Lender and Restricted Cash

At December 31, 2017, we had cash and cash equivalents of $11.8 million and restricted cash of $0.1 million.

Sale of Real Estate Owned and Loans

At December 31, 2017, we had REO held for sale of $5.9 million and other REO assets of $38.3 million which, while not technically classified as held for sale, are generally available for sale. We are or intend to actively market these assets for sale in 2018. Our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate. As a result, we are unable to reasonably estimate the amount of proceeds from asset sales that we will generate in 2018. During the year ended December 31, 2017, we generated proceeds from asset sales in the amount of $104.9 million.

Revenues from Operating Properties

We anticipate that revenues from operating properties will increase to $9.5 million in 2018, up from $4.3 million for the year ended December 31, 2017, resulting from a full year of operations of MacArthur Place.

Loan and Other Investment Income

We expect to realize investment income from loans we originate or purchase and other investments which may come in the form of origination and modification fees, interest income, recognizable profit participation, and accretion of discounts on such investments, as applicable. The amounts and proportion of such income is dependent on the amount and timing of the deployment of our capital into our various target assets.

We expect to generate additional liquidity from the maturity of existing loans and from deployment of cash into income-producing investments during 2018.

One of our current mortgage investments with a principal balance of $7.3 million is scheduled to mature in 2018. Also, based on existing and committed mortgage investments, we expect to recognize minimum mortgage income of $2.0 million during 2018. Our ability to reasonably estimate mortgage and investment income beyond that is dependent on multiple factors not all of which are within our control including, but not limited to, the timing and our ability to generate adequate liquidity from the sale of assets, the timing and our ability to identify, underwrite and fund new investments, and the ability to negotiate interest rates on loans or rates of return on investments.

Proceeds from Debt Issuance

We continue to seek financing to provide us with additional sources of funds to be used for working capital and investment activities. During the year ended December 31, 2017, the Company entered into a $32.3 million acquisition and construction loan agreement, $19.4 million of which was drawn in 2017 in connection with the purchase of MacArthur Place. We expect to draw upon the balance of that loan in 2018 to fund planned renovations at the property. We may also seek additional financing facilities in 2018 in pursuit of our business strategy.

Our ability to reasonably estimate total proceeds from debt issuance is dependent on multiple factors not all of which are within our control. As a result, we are unable to reasonably estimate the total amount of proceeds we will generate from debt issuance in 2018.

Proceeds from Guarantor Recoveries

We aggressively pursue enforcement action against borrowers and the related guarantors who have defaulted on their obligations to us. During the year ended December 31, 2017, we recorded recoveries of cash recoveries from guarantors of $0.1 million. Despite our ongoing enforcement activities, our ability to reasonably estimate guarantor recovery income is dependent on several factors, many of which are outside of our control including, but not limited to, the timing and our ability to obtain court approved judgments in our favor, the determination of whether the guarantor has sufficient assets to satisfy any or all of any judgments (if received), the value, and timing and our ability to secure collection of any assets. As a result, we are unable to reasonably estimate the amount of guarantor recovery income that we will generate in 2018.

Hotel Fund Raise

While the Company is aggressively marketing the Hotel Fund and is targeting an $18.0 million to $20.0 million capital raise in 2018, our ability to reasonably estimate the actual amount of the raise is dependent on multiple factors many of which are outside of our control including, but not limited to, outside investor interest in the Hotel Fund, the timing and velocity at which funds can be raised.

Equity Issuances

On February 9, 2018, the Company issued 2,352,941 Series B-3 Preferred Stock to JPM Funding at a purchase price of $3.40 per share, for a total purchase price of $8.0 million.

Cash Flows for the years ended December 31, 2017 and 2016

Cash Used In Operating Activities.

Cash used in operating activities was $9.4 million and $9.5 million for the years ended December 31, 2017 and 2016, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs. The increase in cash used in operating activities from 2016 to 2017 is primarily attributed to various changes in operating assets and liabilities.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $43.6 million and $44.8 million for the years ended December 31, 2017 and 2016, respectively. While we recognized increased proceeds from the disposal of assets, the slight decrease in cash from investing activities is attributed primarily to increased investments in operating properties and capitalized REO costs as well as investments in mortgage investments. Proceeds received from the sale of REO assets and mortgage loans totaled $104.9 million and $48.0 million for the years ended December 31, 2017 and 2016, respectively. Mortgage loan funding totaled $19.3 million during the years ended December 31, 2017, while mortgage loan collections totaled $7.6 million during the year ended December 31, 2016. Additionally, investments in operating properties totaled $0.5 million in 2017 while acquisitions of and capital investments in real estate owned decreased year over year totaling $3.8 million and $11.9 million during the years ended December 31, 2017 and 2016, respectively.

Cash Used In Financing Activities.

Net cash used in financing activities was $33.9 million and $31.4 million for the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, we repaid notes in the aggregate amount of $50.4 million compared to $36.9 million, during the same period in 2016. We received proceeds from notes payable of $19.4 million and $9.2 million during the year ended December 31, 2017 and 2016, respectively. We also made dividend payments of $2.1 million for each of the years ended December 31, 2017 and 2016.

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-K, a summary of our significant outstanding contractual obligations that existed at December 31, 2017 follows:

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

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. We paid dividends on the Series B Preferred Stock of $2.1 million for each of the years ended December 31, 2017 and 2016.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the preferred stock. During year ended December 31, 2017, we recorded amortization of the redemption premium of $2.7 million as a deemed dividend.

•
Required Liquidation. Under the Second Amended Certificate of Designation authorizing the Series B Preferred Stock, if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2019, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price.

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

JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010, at an amount equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). While the parties have agreed in principle that the terms of the amended agreement were effective as of July 25, 2017, the written amendment has not yet been executed by the parties.

During the year ended December 31, 2017 and 2016, we incurred base consulting fees to JCP of $0.5 million and $0.6 million, respectively. JCP earned legacy fees of $1.2 million and $0.1 million during the years ended December 31, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

General

We have equity interests in a number of joint ventures and limited partnerships previously recorded under the equity method with varying structures (which became consolidated entities effective September 29, 2017), as described in Note 5 of the accompanying consolidated financial statements. Most of the joint ventures and partnerships in which we have an interest are involved in the ownership and/or development of real estate. A venture or partnership will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture or partnership may request a contribution from the partners, and we will evaluate such request.

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships (which the Company began consolidating during the year ended December 31, 2017) to loan up to $0.7 million for the funding of various costs of such partnerships. During the year ended December 31, 2017, the notes were amended to increase the collective lending facility to a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of December 31, 2017, the total principal advanced under these notes was $1.9 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.50% at December 31, 2017) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable were eliminated in consolidation as of December 31, 2017.

Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt Guarantees
In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans had variable interest rates, which created exposure in the form of market risk due to interest rate changes. As of December 31, 2017, in connection with the MacArthur Loan, we agreed to provide a construction completion guaranty with respect to the planned MacArthur Hotel improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, we have provided a loan repayment guaranty of 50% of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant.

Extension of Office Lease
During the year ended December 31, 2017, the Company executed an amendment to extend its office lease term for a period of five years ending September 30, 2022. The lease commits the Company to rents totaling $1.5 million over the five year term, net of certain concessions granted.
Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting policy and estimate to be critical if: (1) we must make assumptions that were uncertain when the estimate was made; and (2) changes in the estimate, or selection of a different estimate methodology could have a material effect on our consolidated results of operations or financial condition. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of our Board of Directors.

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate or assumption was made. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments due to unforeseen events or otherwise could have a material impact on our financial position or results of operations.

See Footnote 2 “Significant Accounting Policies” for further information related our critical accounting policies and estimates, which are as follows:

•	Revenue Recognition - including how we measure revenues for mortgage investments and operating properties

•	Loan Loss Reserves - including information on how we measure impairment on senior, mezzanine, and other loans of these types;

•
Valuation of mortgage investments and REO assets - including information on how we evaluate the fair value of mortgage investments and REO assets and when we record impairment losses on such investments;

•	Intangibles and Long-Lived Assets - including how we evaluate the fair value of intangibles and long-lived assets and when we record impairment losses on intangibles and long-lived assets;

•	Goodwill - including how we evaluate the fair value of reporting units and when we record an impairment loss on goodwill;

•
Income Taxes - including information on how we determine our current year amounts payable or refundable, our estimate of deferred tax assets and liabilities, as well our provisional estimates of the current year impacts of the 2017 Tax Act;

•
Business Combinations - including the assumptions that we make to estimate the fair values of assets acquired and liabilities assumed related to discount rates, and the amount and timing of future cash flows, and

•	Fair Value - including information regarding our sensitivity analysis performed around these assumptions.

•	Gains and losses on disposal of real estate owned - including information about how we measure and recognize gains and losses from sale or other disposition of real estate owned.

•	Stock-based compensation - including information related to measurement and recognition of stock-based compensation expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this section is contained in the Consolidated Financial Statements of IMH Financial Corporation and Report of BDO USA, LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2017.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of December 31, 2017.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company, as a smaller reporting company under the rules of the SEC, is not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the board of directors of the Company, including its audit committee and audit committee financial expert, procedures for recommending nominees to the Board of Directors, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Information Regarding Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company. All executive officers of the Company have terms of office that run until the next succeeding annual meeting of the Board of Directors of IMH Financial Corporation following the Annual Meeting of Shareholders unless they are removed sooner by the Board.

Name	Age	Title
Lawrence D. Bain	68	Chief Executive Officer and Chairman of the Board of Directors
Jonathan T. Brohard	49	Executive Vice President, General Counsel and Secretary
Samuel J. Montes	51	Chief Financial Officer

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

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1.1	Certificate of Correction of Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 20, 2013 and incorporated by reference).

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

3.2.1
First Amendment to the Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on February 12, 2018 and incorporated herein by reference).

3.3
Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (filed as Exhibit 3.3 to Annual Report on Form 10-K/A on May 3, 2017 and incorporated herein by reference).

3.4
Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

4.1
Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

4.2
Amended and Restated Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and JPMorgan Chase Funding Inc., dated February 9, 2018 (filed as Exhibit 4.1 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

4.3
Common Stock Purchase Warrant, dated February 9, 2018, issued to JPMorgan Chase Funding Inc. (filed as Exhibit 4.2 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

10.1
Purchase and Sale Agreement, dated as of August 2, 2017, by and between 29 East MacArthur LLC and IMH Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.2
First Amendment to Purchase and Sale Agreement dated as of September 1, 2017, by and between 29 East MacArthur LLC and IMH Financial Corporation (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.3
Assignment and Assumption of Purchase Agreement dated September 25, 2017, by and between IMH Financial Corporation and L’Auberge de Sonoma, LLC (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.4
Second Amendment to Purchase and Sale Agreement dated as of September 28, 2017, by and between 29 East MacArthur LLC, and L’Auberge de Sonoma, LLC (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.5
Third Amendment to Purchase and Sale Agreement dated as of September 29, 2017, by and between 29 East MacArthur LLC, and L’Auberge de Sonoma, LLC (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.6
Building Loan Agreement/Disbursement Schedule dated as of October 2, 2017, by and between MidFirst Bank and L’Auberge de Sonoma, LLC (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.7
Promissory Note dated as of October 2, 2017, made by L’Auberge de Sonoma, LLC in favor of MidFirst Bank (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.8
Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 2, 2017, made by L’Auberge de Sonoma, LLC for the benefit of MidFirst Bank (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.9
Completion Guaranty, dated as of October 2, 2017, made by IMH Financial Corporation in favor of MidFirst Bank (filed as Exhibit 10.9 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.10
Continuing Guaranty, dated as of October 2, 2017, made by IMH Financial Corporation in favor of MidFirst Bank (filed as Exhibit 10.10 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.11
Mezzanine Assignment and Assumption Agreement, dated as of November 6, 2017, by and between JPMorgan Chase Bank, National Association, and IMH One Westchase Mezz, LLC (filed as Exhibit 10.11 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.28
Purchase and Sale Agreement by and between L’Auberge Newco, LLC and Orchards Newco, LLC and DiamondRock Acquisition, LLC dated February 22, 2017 (filed as Exhibit 10.29 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.30
Preferred shares Series B-2 Purchase Agreement between SRE Monarch, LLC and Chase Funding dated April 11, 2017 (filed as Exhibit 10.32 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.31	Investment Agreement between IMH Financial Corporation and Chase Funding dated April 11, 2017 (filed as Exhibit 10.31 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.32*	First Amendment to Consulting Services Agreement by and between IMH Financial Corporation and JCP Realty Advisors, LLC dated October 17, 2017.

21.1*	List of Subsidiaries.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	March 29, 2018	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	March 29, 2018
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	March 29, 2018
Samuel J. Montes	and Principal Accounting Officer)

/s/ Leigh Feuerstein	Director	March 29, 2018
Leigh Feuerstein

/s/ Andrew Fishleder, M.D.	Director	March 29, 2018
Andrew Fishleder, M.D.

/s/ Chad Parson	Director	March 29, 2018
Chad Parson

/s/ Michael M. Racy	Director	March 29, 2018
Michael M. Racy

/s/ Lori Wittman	Director	March 29, 2018
Lori Wittman

/s/ Jay Wolf	Director	March 29, 2018
Jay Wolf

Exhibit Index

Exhibit No.	Description of Document

2.1
Agreement and Plan of Conversion and Contribution dated May 10, 2010 by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings Inc. and its stockholders, and IMH Holdings, LLC and its members (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1.1	Certificate of Correction of Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 20, 2013 and incorporated by reference).

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

3.2.1
First Amendment to the Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on February 12, 2018 and incorporated herein by reference).

3.3
Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (filed as Exhibit 3.3 to Annual Report on Form 10-K/A on May 3, 2017 and incorporated herein by reference).

3.4
Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

4.1
Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

4.2
Amended and Restated Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and JPMorgan Chase Funding Inc., dated February 9, 2018 (filed as Exhibit 4.1 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

4.3
Common Stock Purchase Warrant, dated February 9, 2018, issued to JPMorgan Chase Funding Inc. (filed as Exhibit 4.2 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

10.1
Purchase and Sale Agreement, dated as of August 2, 2017, by and between 29 East MacArthur LLC and IMH Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.2
First Amendment to Purchase and Sale Agreement dated as of September 1, 2017, by and between 29 East MacArthur LLC and IMH Financial Corporation (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.3
Assignment and Assumption of Purchase Agreement dated September 25, 2017, by and between IMH Financial Corporation and L’Auberge de Sonoma, LLC (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.4
Second Amendment to Purchase and Sale Agreement dated as of September 28, 2017, by and between 29 East MacArthur LLC, and L’Auberge de Sonoma, LLC (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.5
Third Amendment to Purchase and Sale Agreement dated as of September 29, 2017, by and between 29 East MacArthur LLC, and L’Auberge de Sonoma, LLC (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.6
Building Loan Agreement/Disbursement Schedule dated as of October 2, 2017, by and between MidFirst Bank and L’Auberge de Sonoma, LLC (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.7
Promissory Note dated as of October 2, 2017, made by L’Auberge de Sonoma, LLC in favor of MidFirst Bank (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.8
Construction Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 2, 2017, made by L’Auberge de Sonoma, LLC for the benefit of MidFirst Bank (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.9
Completion Guaranty, dated as of October 2, 2017, made by IMH Financial Corporation in favor of MidFirst Bank (filed as Exhibit 10.9 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.10
Continuing Guaranty, dated as of October 2, 2017, made by IMH Financial Corporation in favor of MidFirst Bank (filed as Exhibit 10.10 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.11
Mezzanine Assignment and Assumption Agreement, dated as of November 6, 2017, by and between JPMorgan Chase Bank, National Association, and IMH One Westchase Mezz, LLC (filed as Exhibit 10.11 to Quarterly Report on Form 10-Q on November 20, 2017 and incorporated herein by reference).

10.28
Purchase and Sale Agreement by and between L’Auberge Newco, LLC and Orchards Newco, LLC and DiamondRock Acquisition, LLC dated February 22, 2017 (filed as Exhibit 10.29 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.30
Preferred shares Series B-2 Purchase Agreement between SRE Monarch, LLC and Chase Funding dated April 11, 2017 (filed as Exhibit 10.32 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.31	Investment Agreement between IMH Financial Corporation and Chase Funding dated April 11, 2017 (filed as Exhibit 10.31 to Current Report on Form 10-K filed on April 14, 2017 incorporated by reference).

10.32*	First Amendment to Consulting Services Agreement by and between IMH Financial Corporation and JCP Realty Advisors, LLC dated October 17, 2017.

21.1*	List of Subsidiaries.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
IMH Financial Corporation
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2006.
Phoenix, Arizona
March 29, 2018

IMH FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$11,789	$9,702
Funds held by lender and restricted cash	143	177
Mortgage loans, net	19,668	378
Real estate held for sale	5,853	17,837
Operating properties, net	20,484	—
Other real estate owned	38,304	15,501
Goodwill	15,380	—
Other intangibles, net	958	—
Other receivables	410	1,125
Investment in unconsolidated entities	—	6,522
Other assets	899	628
Property and equipment, net	570	284
Assets of discontinued operations	—	94,112
Total assets	$114,458	$146,266
Liabilities
Accounts payable and accrued expenses	$7,904	$3,237
Accrued property taxes	301	219
Dividends payable	539	539
Accrued interest	189	379
Customer deposits and funds held for others	750	264
Notes payable, net of discount	34,105	14,046
Note payable and special assessment obligations, held for sale	—	3,581
Liabilities of discontinued operations	—	55,184
Total liabilities	43,788	77,449
Redeemable convertible preferred stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 shares outstanding; liquidation preference of $39,570	34,859	32,143

Commitments, contingencies and subsequent events (Note 15 and Note 18)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 18,079,522 and 17,552,139 shares issued at December 31, 2017 and 2016, respectively; 16,253,426 and 15,922,321 shares outstanding at December 31, 2017 and 2016, respectively	181	176
Less: Treasury stock, at cost, 1,826,096 and 1,629,818 shares at December 31, 2017 and 2016, respectively	(6,286)	(5,948)
Paid-in capital	714,889	718,911
Accumulated deficit	(679,535)	(678,778)
Total IMH Financial Corporation stockholders’ equity	29,249	34,361
Noncontrolling interests	6,562	2,313
Total stockholders’ equity	35,811	36,674
Total liabilities and stockholders’ equity	$114,458	$146,266

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2017	2016
Revenue:
Operating property revenue	$3,682	$4,700
Management fees, investment and other income	1,248	399
Mortgage loan income	944	340
Total revenue	5,874	5,439
Operating Expenses:
Operating property direct expenses (exclusive of interest and depreciation)	4,309	3,892
Expenses for non-operating real estate owned	831	376
Professional fees	5,226	4,364
General and administrative expenses	8,958	7,646
Interest expense	2,073	5,305
Depreciation and amortization expense	395	759
Total operating expenses	21,792	22,342
Provision for (Recovery of) Investment and Credit Losses, Gain on Disposal, Impairment of REO, and Equity Method Loss from Unconsolidated Entities, Net
Gain on disposal of assets, net	(3,851)	(10,997)
Provision for (recovery of) investment and credit losses, net	(6,461)	231
Impairment of real estate owned	744	—
Equity method loss from unconsolidated entities	239	236
Total Provision for (Recovery of) Investment and Credit Losses, Gain on Disposal, Impairment of REO, and Equity Method Loss from Unconsolidated Entities	(9,329)	(10,530)
Total costs and expenses	12,463	11,812
Loss from continuing operations, before provision for income taxes	(6,589)	(6,373)
Benefit from income taxes, continuing operations	1,963	—
Loss from Continuing Operations, Net of Tax	(4,626)	(6,373)
Income (loss) from discontinued operations, net of tax	3,071	(1,344)
Net Loss	(1,555)	(7,717)
Loss attributable to noncontrolling interests	798	117
Cash dividend on redeemable convertible preferred stock	(2,140)	(2,146)
Deemed dividend on redeemable convertible preferred stock	(2,716)	(2,505)
Net Loss Attributable to Common Shareholders	$(5,613)	$(12,251)
Loss per Common Share
Basic and diluted, continuing operations	$(0.54)	$(0.69)
Basic and diluted, discontinued operations	0.19	(0.08)
Net basic and diluted loss per share	$(0.35)	$(0.77)
Weighted average common shares outstanding - basic and diluted	16,188,250	15,916,325
 The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2017 and 2016
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	17,166,997	$172	1,629,818	$(5,948)	$722,764	$(671,178)	$45,810	$2,365	$48,175
Net loss	—	—	—	—	—	(7,600)	(7,600)	(117)	(7,717)
Increase in noncontrolling interest due to profit participation	—	—	—	—	—	—	—	676	676
Distribution to non-controlling interest	—	—	—	—	—	—	—	(611)	(611)
Dividends declared on redeemable convertible preferred stock	—	—	—	—	(2,146)	—	(2,146)	—	(2,146)
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(2,505)	—	(2,505)	—	(2,505)
Stock-based compensation	385,142	4	—	—	798	—	802	—	802
Balance at December 31, 2016	17,552,139	176	1,629,818	(5,948)	718,911	(678,778)	34,361	2,313	36,674
Net income (loss)	—	—	—	—	—	(757)	(757)	(798)	(1,555)
Increase in noncontrolling interest due to VIE consolidation (Note 5)	—	—	—	—	—	—	—	6,509	6,509
Increase in noncontrolling interest due to contributions	—	—	—	—	—	—	—	725	725
Decrease in noncontrolling interest due to profit participation	—	—	—	—	—	—	—	(1,537)	(1,537)
Decrease in noncontrolling interest due to Lakeside JV member loans	—	—	—	—	—	—	—	(650)	(650)
Cash dividends on redeemable convertible preferred stock	—	—	—	—	(2,140)	—	(2,140)	—	(2,140)
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(2,716)	—	(2,716)	—	(2,716)
Stock-based compensation	527,383	5	—	—	718	—	723	—	723
Treasury stock	—	—	196,278	(338)	116	—	(222)	—	(222)
Balance at December 31, 2017	18,079,522	$181	1,826,096	$(6,286)	$714,889	$(679,535)	$29,249	$6,562	$35,811

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,555)	$(7,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method loss from unconsolidated entities	239	236
Stock-based compensation and option amortization	723	802
Stock-based compensation related to purchase of treasury stock	116	—
Gain on disposal of assets	(10,688)	(10,997)
Amortization of deferred financing costs	487	1,965
Depreciation and amortization expense	673	4,040
Accretion of mortgage income	(258)	—
Accretion of discount on notes payable	832	721
Non-cash interest expense funded by loan draw	157	—
Other non-cash provision for (recovery of) investment and credit losses	(5,983)	785
Impairment of real estate owned	744	—
Changes in operating assets and liabilities, net of business combination:
Accrued interest receivable	(181)	(12)
Other receivables	(621)	(852)
Other assets	1,222	199
Accrued property taxes	(47)	61
Accounts payable and accrued expenses	1,669	503
Customer deposits and funds held for others	1,621	625
Accrued interest	(510)	141
Funds held by lender and restricted cash	1,980	(49)
Total adjustments, net	(7,825)	(1,832)
Net cash used in operating activities	(9,380)	(9,549)
INVESTING ACTIVITIES
Proceeds from sales of mortgage loans	—	3,380
Proceeds from sale of real estate owned and operating properties and other assets	104,856	44,579
Purchases of property and equipment	(479)	(21)
Mortgage loan investment and fundings	(19,250)	—
Mortgage loan repayments	—	7,632
Investment in unconsolidated entities	(1,810)	(221)
Purchase of business and related assets	(36,000)	—
Investment in real estate owned and other operating properties	(3,805)	(11,929)
Funds held by lender and restricted cash	117	1,351
Net cash provided by investing activities	43,629	44,771
FINANCING ACTIVITIES
Proceeds from notes payable	19,400	9,212
Debt issuance costs paid	(487)	(878)
Repayments of notes payable	(50,417)	(36,934)
Repayments of capital leases	(2)	(19)
Dividends paid	(2,140)	(2,146)

	Years Ended December 31,
	2017	2016
Purchase of treasury stock	(338)	—
Loans made to noncontrolling interests	(650)	—
Contributions from (distributions to) noncontrolling interests	725	(611)
Net cash used in financing activities	(33,909)	(31,376)

NET INCREASE IN CASH AND CASH EQUIVALENTS	340	3,846
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,449	7,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	11,789	11,449
CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, END OF PERIOD	—	1,747
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, END OF PERIOD	$11,789	$9,702

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,174	$7,806
Cash paid for taxes	$10	$7
Non-Cash Investing and Financing Transactions:
Decrease in investment in unconsolidated entities due to consolidation of VIE’s (Note 5)	$(4,031)	$—
Decrease in mortgage loans due to consolidation of VIE’s (Note 5)	$(399)	$—
Decrease in other receivables due to consolidation of VIE’s (Note 5)	$(2,166)	$—
Increase in other real estate owned due to consolidation of VIE’s (Note 5)	$18,105	$—
Increase in other assets due to consolidation of VIE’s (Note 5)	$1,143	$—
Increase in accounts payable and accrued expenses due to consolidation of VIE’s (Note 5)	$160	$—
Increase in non-controlling interest due to consolidation of VIE’s (Note 5)	$6,509	$—
Capital expenditures in accounts payable and accrued expenses	$1,483	$375
Capital lease and other liabilities assumed by buyer in sale of property	$7,179	$261
Increase (decrease) in non-controlling interests through profit participation	$(1,537)	$676
Non-cash other receivable- tax increment financing	$—	$2,684
Business subsidy loan forgiveness	$—	$858
Economic development assistance advances	$—	$576
The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (the “Company”) is a real estate investment and finance company based in the southwestern United States engaged in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, servicing, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, hospitality assets, or other real estate assets, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through acquisition, foreclosure or other means. In addition, the Company intends to expand its hospitality footprint and use of the L’Auberge brand through the acquisition or management of other luxury boutique hotels.

We acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses in recent years. During the years ended December 31, 2017 and 2016, our operating properties consisted of two operating hotels and restaurants located in Sedona, Arizona (“Sedona Hotels”) (sold in February 2017), a golf course and restaurant operation located in Bullhead City, Arizona (sold in June 2017), and a multi-family housing complex in Apple Valley, Minnesota (sold in December 2016). As discussed in Note 9, in the fourth quarter of 2017, we purchased a 64-room operating hotel, spa and restaurant located in Sonoma, California, commonly known as MacArthur Place (“MacArthur Place”). Due to our limited lending activities since 2008, our operating properties contributed the majority of Company revenues in 2017 and 2016.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: 11333, Inc. (formerly known as Investors Mortgage Holdings, Inc.), an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability company (“Holdings”), and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase and/or for borrowing purposes, as well as its majority owned or controlled real estate entities and its interests in variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary. Holdings is a holding company for IMH Management Services, LLC, an Arizona limited liability company, which provides us and our affiliates with human resources and administrative services, including the supply of employees. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated.

The Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain loan and guarantor enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying consolidated financial statements while others were accounted for under the equity method of accounting in periods prior to September 30, 2017, based on the extent of the Company’s controlling financial interest in each such entity. During the period ended September 30, 2017, the

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Company consolidated those partnerships previously recorded under the equity method of accounting following the assignment of certain controlling interests in those partnerships. See Note 5 for a further discussion of the effects of the consolidation, our equity investments and VIEs.

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. While the Company intends to continue to remain active in the hospitality industry through the development and expansion of its hospitality management group during 2017 and through the pursuit of additional hotels to manage and/or acquire, the Company determined that the disposal of the Sedona hotels is required to be treated as discontinued operations accounting presentation under GAAP. As such, the historical financial results of the Sedona hotels and the related income tax effects have been presented as discontinued operations for all periods presented of the disposal group, and is reported as assets of discontinued operations and liabilities of discontinued operations in the accompanying consolidated balance sheets, and in net income (loss) from discontinued operations, net of tax in the accompanying consolidated statements of operations.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of December 31, 2017, our accumulated deficit aggregated $679.5 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets, and the high cost of our previous debt financing. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2016 which, along with proceeds from asset sales, have been our primary sources of working capital. During the year ended December 31, 2017, we sold a number of our operating properties and REO assets, generating net cash of $57.9 million after payment of closing expenses and related indebtedness. In the implementation of our investment strategy to acquire income-producing assets, we utilized a majority of such funds to acquire MacArthur Place for $36.0 million and to make certain mortgage investments totaling $19.7 million as of December 31, 2017.

In connection with the acquisition of the MacArthur Place, the Company entered into a building loan agreement/disbursement schedule and related agreements (the “MacArthur Loan”) with MidFirst Bank in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, $10.0 million is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The Company began to undertake a significant renovation project of MacArthur Place in the fourth quarter of 2017 which is expected to continue until the third or fourth quarter of 2018.

The MacArthur Loan required the Company to fund minimum equity of $17.4 million, the majority of which was funded at the time of the Sonoma Hotel purchase and the remaining balance has since been funded. The Company was required to provide a loan repayment guaranty equal to 50% of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of December 31, 2017. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

While the Company utilized its own equity (along with debt proceeds as described above) to fund the purchase of MacArthur Place, the Company sponsored and commenced an offering in the Hotel Fund in late November 2017 of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in the Hotel Fund pursuant to Regulation D and Regulation

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

S promulgated under the Securities Act. The Company made initial contributions of $17.8 million through December 31, 2017 for the common member interest in the Hotel Fund. The net proceeds of the Offering are being used to (i) reimburse the Company’s initial investment in the Hotel Fund and (ii) fund certain renovations to MacArthur Place. The Company is expected to retain a 10.0% Preferred Interest in the Hotel Fund. The Hotel Fund has sold Preferred Interests to unrelated investors in the aggregate amount of $0.7 million through December 31, 2017 and $4.2 million through March 29, 2018. Since the Company is deemed the primary beneficiary of and controls the Hotel Fund, we have consolidated this entity.

As of December 31, 2017, we had cash and cash equivalents of $11.8 million, REO assets held for sale with a carrying value of $5.9 million and other REO assets with a carrying value of $38.3 million that we intend to dispose of within the next 12 months. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

As described in Note 18, subsequent to December 31, 2017, the Company entered into a Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement with its largest shareholder, JPMorgan Chase Funding Inc. (“JPM Funding”), pursuant to which JPM Funding agreed to purchase 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-3 Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. The Company intends to use the proceeds from the sale of these shares for general corporate purposes. While several of the terms of the Second Amended Certificate of Designation remained consistent with the Restated Certificate of Designation and provide substantially all of the rights and preferences of the Series B-1 and Series B-2 Preferred Stock, except that dividends on the Series B-3 Preferred Stock accrue at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. See Note 18 for additional information relating to the Series B-3 Preferred Stock. In connection with this transaction, the Company issued a warrant to JPM Funding to acquire 600,000 shares of our common stock that is exercisable at any time on or after February 9, 2021 for a two (2) year period at an exercise price of $2.25 per share.

We require liquidity and capital resources for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, dividends to our preferred shareholders, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash, mezzanine and mortgage loan interest income, revenues from ownership or management of hotels, proceeds from borrowings and equity issuances, and proceeds from the disposition of our existing REO assets held for sale. We believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate receiving from the disposition of our real estate held for sale, and debt and equity financing will be sufficient to allow us to fund our operations for a period of one year from the date these consolidated financial statements are issued.

While we have been successful in securing financing through December 31, 2017 and through the date of this filing to provide adequate funding for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets, receipts of principal and interest on mortgage and related investments, there is no assurance that we will be successful in selling our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

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

Variable Interest Entities

The Company invests in partnerships and joint ventures that may or may not qualify as “variable interest entities” or “VIEs.”
Generally, an entity is determined to be a VIE when either (i) the equity investors (if any) as a group, lack one or more of the essential characteristics of a controlling financial interest, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. The Company consolidates entities that are VIEs for which the Company is determined to be the primary beneficiary. The primary beneficiary is the entity that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities are also considered VIEs where the Company is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have “kick-out” rights or substantive participating rights. The Company reassesses whether it has a controlling financial interest in any such investments as circumstances warrant. For consolidated VIE’s, the net equity pertaining to unrelated equity owners is reported as noncontrolling interests.

In instances where the Company is not the primary beneficiary, or the entity does not constitute a VIE, the Company uses the equity method of accounting. Under the equity method of accounting, investments are initially recognized in the consolidated balance sheet at cost, or fair value in the case of legal assignments of such interests, and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity method investment, and the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated entities which is not attributable to the Company’s stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying consolidated balance sheets. The net earnings (loss) allocated to such parties are reported in loss attributable to noncontrolling interest income allocation in the accompanying consolidated statements of operations.

Comprehensive Income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items during the years ended December 31, 2017 and 2016. Accordingly, comprehensive income (loss) is equal to net income (loss) for those periods.

Cash and Cash Equivalents

Cash and cash equivalents are held in depository accounts with financial institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution or the FDIC or any other government agency. The company has never

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

experienced any losses related to these balances. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Funds Held by Lender and Restricted Cash

Funds held by lender and restricted cash includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes and insurance. In addition, restricted cash includes initial Hotel Fund investor contributions which are held in a separate account until the accreditation evaluation is completed, at which time such funds are released for general operating purposes.

In February 2017, certain senior lender-controlled reserve accounts held at December 31, 2016 in the amount of $2.1 million were released to us upon sale of the Sedona hotels, which were the underlying collateral. At year end, this balance consists of property tax and insurance reserves for the MacArthur Loan and Hotel Fund investor contributions totaling $0.1 million at December 31, 2017.

Revenue Recognition

Operating Property Revenue

Revenues for the hospitality and entertainment operations include hotel, spa, golf, ancillary guest services, and related food and beverage operations, which are recognized as services are provided. Food and beverage revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. In addition, advance deposits received from customers for hotel rooms or for event facility rentals are recorded as deferred revenue in customer deposits and funds held for others in the accompanying consolidated balance sheets, and are recognized as income at the time service is provided for the related deposit. Sales taxes are presented on the net basis with sales tax charged on taxable transactions excluded from consolidated statement of operations and represented as a liability on the consolidated balance sheet.
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
Management Fee Revenue Recognition

Our revenues include base management and incentive management fees from management of hotels. Management fees are typically composed of a base fee, which typically is a percentage of the hotel revenues, plus an incentive fee, which is generally based on hotel profitability. We recognize base management fees as revenue when we earn them under the contracts. In interim periods and at year-end, we recognize incentive management fees that would be due as if the contracts were to terminate at that date, exclusive of any termination fees payable or receivable by us.

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

We defer premiums or discounts arising from acquired loans at acquisition and amortize such premiums or discounts as an adjustment to interest income over the contractual term of the related loan using the effective interest method. We include the unamortized portion of the premium or discount as a part of the net carrying value of the loan on the consolidated balance sheets. Costs not directly paid to the seller of the loan are expensed as incurred and not amortized, except for any fees paid directly to the seller.

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

Unconsolidated Entities

The Company has held ownership interests in several entities that do not meet the criteria under GAAP for consolidation. For these entities, the Company utilizes the equity method of accounting and records the net income and losses from those unconsolidated entities, as applicable, in equity method income (loss) from unconsolidated entities in the accompanying consolidated statements of operations. As of December 31, 2017, all entities have been consolidated.

Advertising and Marketing Costs

Advertising costs are charged to expense as incurred. For 2017 and 2016, our operations incurred advertising costs of $0.3 million (of which $0.2 million is included as a component of discontinued operations in the consolidated statement of operations) and $1.1 million (of which $0.9 million is included as a component of discontinued operations in the consolidated statement of operations), respectively. Advertising costs related to operations are included in operating property direct expenses and general and administrative expense in the accompanying consolidated statements of operations.

Valuation Allowance

A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement and the amount of loss can be reasonably estimated.

Our mortgage loans, which are deemed to be collateral dependent, are subject to a valuation allowance based on our determination of the fair value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest and related expected costs to foreclose and sell. We evaluate our mortgage loans for impairment losses on an individual loan basis, except for loans that are cross-collateralized within the same borrowing group. For cross-collateralized loans within the same borrowing group, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure for such loans. As such, we consider all relevant circumstances to determine impairment and the need for specific valuation allowances. In the event a loan is determined not to be collateral dependent, we measure the fair value of the loan based on the estimated future cash flows of the note discounted at the note’s contractual rate of interest.

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

We are also required by GAAP to disclose fair value information about financial instruments that are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

instruments include cash and cash equivalents, funds held by lender and restricted cash, mortgage loans, other receivables, accounts payable, accrued interest, customer deposits and funds held for others, and notes payable. Other than notes payables, the fair values of these financial instruments are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at effective market rates and/or because of the short-term duration of such notes.

Loan Charge Offs

Loan charge offs generally occur under one of two scenarios: (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we agree to accept a loan payoff in an amount less than the contractual amount due. Under either scenario, the loan charge-off is generally recorded through the valuation allowance.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Real Estate Held for Sale

Real estate held for sale consists primarily of assets that have been acquired in satisfaction of a loan receivable, such as in the case of foreclosure. When a loan is foreclosed upon and the underlying collateral is transferred to REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for sale at this amount less estimated costs to sell. We typically obtain a fair value report on REO assets within 90 days of the foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off against the valuation allowance.

Our classification of a particular REO asset as held for sale depends on various factors, including our intent to sell the property, the anticipated timing of such disposition and whether a formal plan of disposition has been adopted. If management undertakes a specific plan to dispose of real estate owned within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for sale, and that difference may be material.

Subsequent to transfer, real estate held for sale is carried at the lower of carrying amount (transferred value) or fair value, less estimated selling costs. Our real estate held for sale is carried at the transferred value, less cumulative impairment charges. Real estate held for sale requires periodic evaluation for impairment which is conducted at each reporting period. When circumstances indicate that there is a possibility of impairment, we will assess the future undiscounted cash flows of the property and determine whether they exceed the carrying amount of the asset. In the event these cash flows are insufficient, we determine the fair value of the asset and record an impairment charge equal to the difference between the fair value and the then-current carrying value. The impairment charge is recognized in the consolidated statement of operations.

Upon sale of REO assets, any difference between the net carrying value and net sales proceeds is charged or credited to operating results in the period of sale as a gain or loss on disposal of assets, assuming certain revenue recognition criteria are met. See revenue recognition policy above.

Operating Properties

Operating properties consist of both operating assets acquired through foreclosure and operating assets that have been purchased by the Company, which the Company has elected to hold for on-going operations. At December 31, 2017, our sole operating property consisted of MacArthur Place, a hospitality property in Sonoma, California. During the year ended December 31, 2017, we sold our hospitality properties in Sedona, Arizona, and an 18-hole golf course and clubhouse in Bullhead City, Arizona.

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

Business Combinations

We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income and market approaches.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our consolidated financial statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as we incur them. See Note 9 Business Combination for additional information.

Goodwill

We assess goodwill for potential impairment in the third quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that we consider generally include macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any.

In the first step of the two-step goodwill impairment test, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is required or performed. However, if the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment loss is necessary. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in the amount of that excess. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use available industry and market data, as well as our historical experience and knowledge of the industry.

We calculate the estimated fair value of a reporting unit using a combination of standard valuation methodologies, as applicable, which typically include the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to enhance overall unit value; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

Intangibles and Long-Lived Assets

For real estate assets that are classified as held for sale, the Company records impairment losses if the fair value of the asset net of estimated selling costs is less than the carrying amount. Management reviews each long-lived asset for the existence of any indicators of impairment. If indicators of impairment are present, the Company calculates the expected undiscounted future cash flows to be derived from that asset. If the undiscounted cash flows are less than the carrying amount of the asset, the Company reduces the asset to its fair value, and records an impairment charge for the excess of the net book value over the estimated fair value.

We assess indefinite-lived intangible assets for potential impairment and continued indefinite use at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Similar to goodwill, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying value of the asset exceeds the fair value, we recognize an impairment loss in the amount of that excess.

We test definite-lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate that we may not be able to recover the carrying value; for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also test recoverability when management has committed to a plan to sell or otherwise dispose of an asset

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

group and we expect to complete the plan within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect the asset group will generate. If the comparison indicates that we will not be able to recover the carrying value of an asset group, we recognize an impairment loss for the amount by which the carrying value exceeds the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

We calculate the estimated fair value of an intangible asset or asset group using the income approach or the market approach. We generally utilize similar assumptions and methodology for the income approach applied in the assessment of goodwill. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.

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

Stock Based Compensation

The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. The Company recognizes the compensation expense related to the time-based vesting criteria on a straight-line basis over the requisite service period. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

Redeemable Convertible Preferred Stock

The Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 150% of the original purchase price of the preferred stock. As described in Note 18, subsequent to December 31, 2017, we issued shares of Series B-3 Cumulative Convertible Preferred Stock with similar terms but with a redemption price of 145% of the original purchase price of that preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets. Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. In accordance with applicable accounting guidance, the Company assesses whether the preferred stock is redeemable at each reporting period.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

A roll forward of the balance of redeemable convertible preferred stock for the years ended December 31, 2017 and 2016 follows (in thousands):

Balance at December 31, 2015	$29,638
Deemed dividend on redeemable convertible preferred stock	2,505
Balance at December 31, 2016	32,143
Deemed dividend on redeemable convertible preferred stock	2,716
Balance at December 31, 2017	$34,859

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

Reclassifications

Certain reclassifications have been made to 2016 amounts to conform to the current year presentation. In February 2017, the Company entered into an agreement to sell the Sedona hotels to a third party, at which time such assets met the criteria for held for sale classification. Due to the material nature of the Sedona hotel operations, the disposition of this asset group was deemed to represent a strategic shift that would have a major effect on our current operations and financial results under GAAP. Accordingly, this also caused the reclassification of the respective assets, liabilities, revenues and expenses related to the Sedona hotels to be presented as Assets from discontinued operations and Liabilities from discontinued operations in the consolidated balance sheets, and Income (Loss) from discontinued operations, net of tax in the consolidated statements of operations, respectively. See Note 17 for a summary of discontinued operations. The balance of Mortgage Loans Held for Sale, Net as of December 31, 2016 was reclassified to Mortgage Loans, Net in the consolidated balance sheets to conform with the Company’s determination that such assets did not meet the applicable accounting criteria of held for sale as of that date.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Discontinued Operations
In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on our operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.

Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share Based Payment Accounting (“ASU 2016-09”), which affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company elected to change our policy surrounding forfeitures, and beginning January 1, 2017, the Company no longer estimates the number of awards expected to be forfeited but rather accounts for them as they occur. The adoption of ASU 2016-09 has been evaluated and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The Financial Accounting Standards Board issued ASU 2014-09, and several related ASUs, which supersede the revenue recognition requirements in Topic 605, as well as most industry-specific guidance, and provide a principles-based, comprehensive framework in Topic 606, Revenue Recognition. ASU 2014-09 also provides for enhanced disclosure requirements. We will use the modified retrospective transition method when we adopt ASU 2014-09 in our 2018 first quarter. Based on our preliminary assessment, the impact that ASU 2014-09 will have on our financial statements and disclosures relating to our recognition of room revenue, ancillary guest services revenue, food and beverage revenue, banquet, events and corporate group revenue, spa services revenue, and management fees revenue is expected to remain substantially unchanged. Interest income is not within the scope of this standard. The company is in the process of finalizing the disclosure requirements and will have this completed by the first quarter of 2018.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

certain practical expedients available. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. We have not yet determined the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. We have not yet determined the impact the adoption of ASU 2017-01 will have on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) . The ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its consolidated financial statements and related disclosures.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE LOANS, NET

Lending Activities

During the year ended December 31, 2017, the Company purchased two mezzanine loans from a related party (as described in Note 16) at a discount for $19.3 million, with a face value of $19.9 million. The loans are collateralized by a pledge of 100% of the equity interests in the entity owning the collateral for underlying assets of the respective loans. One loan had an original maturity date of September 9, 2016 with three one-year extensions. The borrower has exercised the first two extension options to extend the maturity date to September 9, 2018. The loan has an annual interest rate of 9.75% plus one-month LIBOR (11.23% at December 31, 2017). The second loan has a maturity date of October 9, 2019 with three one-year extensions, and bears an annual interest rate of 7.25% plus one-month LIBOR (8.73% at December 31, 2017). The respective discount for each loan is being amortized over the term of that loan using the effective interest method.

As further discussed in Note 5, effective September 29, 2017, the Company consolidated certain partnerships which had previously been accounted for as equity investments. As a result of the consolidation of such partnerships, one mortgage loan with a principal and interest balance of $0.4 million due from one of the partnerships has been eliminated in consolidation.

A roll-forward of loan activity for the years ended December 31, 2017 and 2016 follows (in thousands):

	Principal Outstanding		Interest Receivable	Valuation Allowance	Carrying Value
Balance at December 31, 2015	$23,592		$447	$(12,892)	$11,147
Additions:
Accrued interest revenue	—		262	—	262
Reductions:		—
Principal and interest repayments	(7,843)		(111)	210	(7,744)
Sale of mortgage loans	(3,148)		(139)	—	(3,287)
Balance at December 31, 2016	12,601		459	(12,682)	378
Additions:
Mortgage loan purchased	19,875		—	—	19,875
Accretion of mortgage income	258		—	—	258
Accrued interest revenue	—		686	—	686
Reductions:
Principal and interest repayments	—		(495)	—	(495)
Elimination of loan upon consolidation	(289)		(120)	—	(409)
Mortgage loan discount	(625)		—	—	(625)
Balance at December 31, 2017	$31,820		$530	$(12,682)	$19,668

As of December 31, 2017, the Company had four loans outstanding with an aggregate average principal and interest balance of $8.2 million. Two of these loans were performing loans with an average outstanding principal and accrued interest balance of $10.0 million, bearing a weighted average interest rate of 9.7% as of December 31, 2017. As of December 31, 2016, the Company had three loans with an aggregate average principal and interest balance of $4.4 million, one of which was performing with an outstanding principal and accrued interest balance of $0.4 million and bearing an interest rate of 11.0%. As of December 31, 2017 and December 31, 2016, the Company had two non-performing loans which have been fully reserved and have a zero carrying value. During the year ended December 31, 2017 and 2016 we recorded mortgage interest income of $0.9 million and $0.3 million, respectively. As of December 31, 2017 and 2016, the valuation allowance was $12.7 million and represented 39.2% and 97.1%, respectively, of the total outstanding loan principal and interest balances.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE LOANS, NET – continued

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in California, Missouri, New Mexico, and Texas. As of December 31, 2017 and 2016, the geographical concentration of our loan balances by state was as follows (dollar amounts in thousands):

	December 31, 2017					December 31, 2016
	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#
California	$12,682	$(12,682)	$—	39.2%	2	$12,682	$(12,682)	$—	97.1%	2
Missouri	7,329	—	7,329	22.7%	1	—	—	—	—%	—
New Mexico	—	—	—	—%	—	378	—	378	2.9%	1
Texas	12,339	—	12,339	38.1%	1	—	—	—	—%	—
Total	$32,350	$(12,682)	$19,668	100.0%	4	$13,060	$(12,682)	$378	100.0%	3

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate or LIBOR. At December 31, 2017 and December 31, 2016, the Prime Rate was 4.50% and 3.75%, respectively. At December 31, 2017 and December 31, 2016, the one-month LIBOR was 1.56% and 0.77%, respectively.

At December 31, 2017, we had four loans with principal and interest balances totaling $32.4 million and interest rates ranging from 8.7% to 12.0%. Of this total, two loans with principal and interest balances totaling $12.7 million and a weighted average interest rate of 12.0% were non-performing loans and fully reserved, while two loans with principal and interest balances totaling $19.7 million and a weighted average interest rate of 9.7% were performing. Since a significant percentage of our loan principal balance is in default, the extent of mortgage income recognized on our loans is limited to only those loans that are performing.

At December 31, 2016, we had three loans with principal and interest balances totaling $13.1 million and interest rates ranging from 11.0% to 12.0%. Of this total, two loans with principal and interest balances totaling $12.7 million and a weighted average interest rate of 12.0% were non-performing loans and fully reserved, while one loan with principal and interest balances totaling $0.4 million and an interest rate of 11.0% was performing.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balances of mortgage investments, net of the valuation allowance, as of December 31, 2017 and 2016, have scheduled maturity dates within the next several quarters as follows (dollar amounts in thousands):

December 31, 2017				December 31, 2016
Quarter	Outstanding Balance	Percent	#	Quarter	Outstanding Balance	Percent	#
Matured	$12,682	39.2%	2	Matured	$12,682	97.1%	2
Q3 2018	7,329	22.7%	1	Q3 2018	—	—%	—
Q4 2019	12,339	38.1%	1	Q4 2019	—	—%	—
2020 and thereafter	—	—%	—	Thereafter	378	2.9%	1
Total principal and interest	32,350	100.0%	4		13,060	100.0%	3
Less: valuation allowance	(12,682)				(12,682)
Net carrying value	$19,668				$378

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE LOANS, NET – continued

From time to time, we may modify certain terms of a loan or extend a loan’s maturity date in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured. We did not modify any loans during the years ended December 31, 2017 or 2016.

We do not expect payoffs to materialize for nonperforming loans past their maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

There were no mortgage loan payoffs during the year ended December 31, 2017. During the year ended December 31, 2016, we collected mortgage loan payoffs totaling $7.6 million. This amount represented the negotiated payoffs of two of our performing loans at a collective discount of $0.2 million. The discounted payoffs on these loans did not represent troubled debt restructuring because the loans were fully performing and the Company initiated the discounted payoffs in order to generate liquidity. We recorded an adjustment as of December 31, 2015 to provide for this discount.

Summary of Existing Loans in Default

At December 31, 2017 and 2016, two of our remaining legacy loans with outstanding principal and interest balances totaling $12.7 million were in default and past their respective scheduled maturity dates and are fully reserved. There were no other changes to loans in default during the year ended December 31, 2017.

We are evaluating the best course of action with respect to the loans in default which could lead to foreclosure or other disposition, but we have not completed foreclosure on any such loans during the year ended or subsequent to December 31, 2017. The timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, the nature and extent of other liens secured by the underlying real estate.

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2017 and 2016, respectively, loan principal and interest balances by concentration category (dollars in thousands):

	December 31, 2017			December 31, 2016
	Amount	%	#	Amount	%	#
Pre-entitled land:
Processing entitlements	$—	—%	—	$378	2.9%	1
	—	—%	—	378	2.9%	1
Entitled land:
Held for investment	12,682	39.2%	2	12,682	97.1%	2
	12,682	39.2%	2	12,682	97.1%	2
Construction & Existing structures
Exiting structure - held for investment	19,668	60.8%	2	—	—%	—
	19,668	60.8%	2	—	—%	—
Total	32,350	100.0%	4	13,060	100.0%	3
Less: valuation allowance	(12,682)			(12,682)
Net carrying value	$19,668			$378

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE LOANS, NET – continued

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2017 and 2016, respectively, outstanding principal and interest loan balances by expected end-use of the underlying collateral, were as follows (dollars in thousands):

	December 31, 2017			December 31, 2016
	Amount	%	#	Amount	%	#
Residential	$12,682	39.2%	2	$12,682	97.1%	2
Mixed Use	—	—%	—	378	2.9%	1
Commercial	19,668	60.8%	2	—	—%	—
Total	32,350	100.0%	4	13,060	100.0%	3
Less: valuation allowance	$(12,682)			$(12,682)
Net carrying value	$19,668			$378

Borrower and Borrower Group Concentrations

Our investment policy generally provides that aggregate loans outstanding to a borrower or affiliated borrowers should not exceed 20% of the total of the Company’s investment portfolio. Following the origination of a loan, however, the aggregate loans outstanding to a borrower or affiliated borrowers may exceed those thresholds as a result of foreclosures, limited lending activities, and changes in the size and composition of our overall portfolio.

As of December 31, 2017, we had four outstanding loans, of which there were two performing loans whose aggregate principal and interest carrying value totaled $19.7 million, representing 100% of our total loan portfolio net carrying value. As of December 31, 2016, we had three outstanding loans. One loan, the only performing loan, had an outstanding principal and interest carrying value, net of allowance, of $0.4 million, which represented 100% of our total loan portfolio net carrying value. Due to the limited size of our mortgage portfolio, during the year ended December 31, 2017, two individual loans with aggregate principal balances totaling $19.5 million collectively accounted for 96.9% of total mortgage income for the year. Similarly, during the year ended December 31, 2016, three individual loans with average aggregate principal balances totaling $3.5 million accounted for 99.2% of total mortgage loan income for the year.

Loan Sales and Payoffs

We did not sell any mortgage loans during the year ended December 31, 2017. During the year ended December 31, 2016, the Company sold one loan with a carrying value of $3.1 million for a net loss of $0.1 million. During the year ended December 31, 2017, we did not collect any mortgage principal payments. During the year ended December 31, 2016, we collected mortgage loan payoffs totaling $7.6 million.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

As of December 31, 2017, we held total REO assets of $64.6 million, of which $5.9 million were held for sale, $20.5 million were held as operating properties, and $38.3 million were classified as other real estate owned. At December 31, 2016, we held total REO assets of $122.1 million, of which $17.8 million was held for sale, $88.7 million were held as operating properties (which have been reclassified as assets of discontinued operations on the accompanying consolidated balance sheets), and $15.5 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of December 31, 2017 and December 31, 2016, respectively, by method of acquisition, is as follows (in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Real Estate Held for Sale	$1,459	$17,717	$4,394	$917	$—	$(797)	$5,853	$17,837
Operating Properties	—	—	20,655	—	(171)	—	20,484	—
Discontinued Operations	—	83,652	—	14,079	—	(8,997)	—	88,734
Other Real Estate Owned	30,251	8,355	8,053	7,146	—	—	38,304	15,501
Total	$31,710	$109,724	$33,102	$22,142	$(171)	$(9,794)	$64,641	$122,072

A summary of operating properties and REO assets owned as of December 31, 2017 and 2016, respectively, by state, is as follows (dollars in thousands):

	December 31, 2017
	Operating Properties		Held For Sale		Other Real Estate Owned		Total
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	1	$20,484	—	$—	2	$389	3	$20,873
Texas	—	—	—	—	2	3,557	2	3,557
Arizona	—	—	—	—	5	3,030	5	3,030
Minnesota	—	—	1	1,473	1	149	2	1,622
Utah	—	—	1	4,380	—	—	1	4,380
New Mexico	—	—	—	—	5	31,179	5	31,179
Total	1	$20,484	2	$5,853	15	$38,304	18	$64,641

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

	December 31, 2016
	Operating Properties		Held For Sale		Other Real Estate Owned		Total
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	—	$—	2	$689	2	$689
Texas	—	—	2	4,290	—	—	2	4,290
Arizona	2	88,734	6	10,286	2	1,505	10	100,525
Minnesota	—	—	2	3,261	—	—	2	3,261
New Mexico	—	—	—	—	3	13,307	3	13,307
Total	2	88,734	10	17,837	7	15,501	19	122,072
Less: Discontinued Operations	(2)	(88,734)	—	—	—	—	(2)	(88,734)
Total	—	$—	10	$17,837	7	$15,501	17	$33,338

Following is a roll-forward of REO activity for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balances at December 31, 2015	$116,156	4	3,664	1	$5,346	8	$27,701	14	$152,867
Additions:
Capital costs additions	8,577	—	45	—	(55)	—	157	—	8,724
Basis adjustment for TIF receivable and liability forgiveness	—	—	—	—	(4,493)	—	—	—	(4,493)
Reductions :
Cost of properties sold	—	—	—	—	(30,903)	(10)	(280)	(1)	(31,183)
Depreciation and amortization	(3,843)	—	—	—	—	—	—	—	(3,843)
Transfers, net	(32,156)	(2)	(3,709)	(1)	47,942	12	(12,077)	(6)	—
Balances at December 31, 2016	88,734	2	—	—	17,837	10	15,501	7	122,072
Additions:
Capital costs additions	1,673	—	—	—	1,009	—	1,123	—	3,805
REO acquired through purchase	19,630	1	—	—	—	—	—	—	19,630
Consolidation of Lakeside JV	—	—	—	—	—	—	4,062	1	4,062
Consolidation of New Mexico partnerships	—	—	—	—	—	—	18,105	7	18,105
Transfer to held for sale	—	—	—	—	(641)	(2)	641	4	—
Reductions:
Cost of properties sold	—	—	—	—	(12,152)	(6)	(584)	(4)	(12,736)
Discontinued operations	(89,105)	(2)	—	—	—	—	—	—	(89,105)
Impairment	—	—	—	—	(200)	—	(544)	—	(744)
Depreciation and amortization	(448)	—	—	—	—	—	—	—	(448)
Balances at December 31, 2017	$20,484	1	—	—	$5,853	2	$38,304	15	$64,641

In October 2017, the Company, through the Hotel Fund, acquired MacArthur Place for a purchase price of $36.0 million. The purchase price was allocated to applicable tangible and intangible assets and liabilities based on their relative fair value, with the excess attributed to goodwill. Of the $36.0 million purchase price, $19.6 million was allocated to operating properties. Since we

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

are deemed to be the primary beneficiary and maintain control of the Hotel Fund, we have consolidated this entity in accordance with GAAP.

During the year ended December 31, 2017, we acquired the remaining interest of Park City Development, LLC in Lakeside JV. Following the acquisition of that interest, we were deemed to be the primary beneficiary and obtained control of the entity and changed our accounting for the investment from an unconsolidated equity method investment to a consolidated investment, at which time we recorded the gross values of related real estate, other assets and liabilities. During the year ended December 31, 2017, we obtained control over various interests in which we were deemed to be the primary beneficiary in a group of seven partnerships with real estate assets located in New Mexico (collectively referred to as the “New Mexico Partnerships”), which were previously accounted for under the equity method of accounting. As a result, we have consolidated the New Mexico Partnerships and recorded the related assets and liabilities on a gross basis at their estimated fair values.

REO Sales

We have developed formal plans to actively market REO assets designated as held for sale with the expectation that they will sell within a 12 month time frame as of the reporting date. We intend to dispose of the majority of our other REO assets but those assets did not meet one or more of the GAAP criteria in order to be classified as held for sale as of the reporting date (for example, not presently listed with a broker). We are also periodically approached on an unsolicited basis by third parties expressing an interest in purchasing REO assets that may not be classified as held for sale.

During the year ended December 31, 2017, the Company sold REO from 10 projects (in whole or portions thereof), for $104.9 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $10.7 million, of which $6.8 million is included as a component of discontinued operations in the consolidated statement of operations. During the year ended December 31, 2016, we sold 10 REO assets (or portions thereof) for $44.2 million (net of transaction costs and other non-cash adjustments), resulting in a total net gain of $10.8 million.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying consolidated statements of operations. For the years ended December 31, 2017 and 2016, these costs and expenses were $9.2 million ($4.0 million of which is included in income from discontinued operations) and $26.4 million ($22.1 million of which is included in loss from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $3.8 million and $11.9 million for the years ended December 31, 2017 and 2016, respectively.

REO Valuation Considerations

Our fair value assessment procedures are more fully described in Note 6. Certain properties are expected to have minimal development activity until a decision is made whether or not to sell the property. The undiscounted cash flow from these properties is based on current comparable sales for the asset in its current condition, less costs to sell and holding costs. Other properties are expected to be developed more extensively to maximize sale proceeds. The undiscounted cash flow from these properties are based on a build-out scenario that considers both the cash inflows and the cash outflows over the duration of the development, which often includes an estimate for required financing.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

Based on our assessment of impairment of operating properties for the year ended December 31, 2017 we did not record any impairment charges.

Based on our assessment of impairment of REO assets held for sale and other REO for the year ended December 31, 2017, we recorded impairment charges of $0.7 million primarily to adjust the fair value of our other REO to reflect current market conditions and management’s plan of disposition. We did not record any impairment charges during the year ended December 31, 2016. See Note 6 for valuation testing results over our REO held for sale and other REO.

Reclassification of Assets from Operating Properties to REO Held for Sale

In the first quarter of 2017, we reclassified our two Sedona hotels from operating properties to REO held for sale as a result of management’s decision and actions to dispose of such assets. The properties were sold in February 2017. As of December 31, 2016, the Sedona hotel represented 60.6% of the Company’s total assets and constituted an individually significant component of the Company’s business. The Sedona assets contributed to net income, net of tax of $3.1 million for the year ended December 31, 2017, and $1.3 million in net loss, net of tax for the year ended December 31, 2016.

The operations and gain on sale of the Sedona hotels is reported as discontinued operations in the accompanying consolidated financial statements. See Note 17, Discontinued Operations, for additional information.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  — INVESTMENTS IN JOINT VENTURES AND PARTNERSHIPS
Park City, Utah Lakeside Investment

During 2015, the Company, through a consolidated subsidiary, Lakeside DV Holdings, LLC (“LDV Holdings”), entered into a joint venture with a third party developer, Park City Development, LLC (“PCD”) for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). The intent of Lakeside JV was to sell townhome, single family residential and hotel lots. Under the Lakeside JV limited liability company agreement, the Company agreed to contribute up to $4.2 million for a 90% interest and PCD agreed to contribute up to $0.5 million for a 10% interest. Equity balances in Lakeside JV were subject to a 12% preferred return, compounded quarterly. PCD’s principal provided a limited performance guaranty to the Company in the case of certain defaults by PCD.

In January 2017, the Company purchased PCD’s 10% interest in Lakeside JV for $0.7 million and terminated PCD as manager. Upon purchase of PCD’s interest, Lakeside JV became a consolidated entity of the Company in the first quarter of 2017. The Company’s investment in Lakeside JV was previously accounted for under the equity method. No gain or loss was recorded for this transaction as the consideration paid plus the reported amounts of previously held interests approximated the fair value of Lakeside JV. As of December 31, 2017, the Company had made all required contributions to Lakeside JV.

Upon formation of Lakeside JV, the Company syndicated $1.7 million of its $4.2 million investment to several investors (“Syndicates”) by selling preferred equity interests in LDV Holdings. The syndicated investment was made up of $1.4 million from various related parties and $0.3 million from an unrelated party. Of the $1.4 million invested by related parties, $1.1 million was invested by one of the Company’s directors and preferred shareholders (see Note 16), $0.2 million was invested by two members of the Company’s board of directors, and $0.1 million was invested by a partner from one of the Company’s outside law firms. The Company has no obligation to return the initial investment to the Syndicates.

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

During 2017, certain of Syndicates executed promissory notes in favor of a subsidiary of the Company totaling $0.7 million. The notes receivable have an annual interest rate of 8% and mature at the earliest to occur of 1) the date on which the sale of the Lakeside JV property occurs, or 2) September 17, 2019. The promissory notes are secured by the investors’ respective interest and allocated proceeds of LDV Holdings. Under applicable accounting guidance, the notes receivable have been netted against the non-controlling interest balance in the accompanying consolidated balance sheet.

In the Company’s estimation, the fair value of the unimproved real estate holdings of Lakeside JV exceeded our investment basis as of December 31, 2017 and 2016. The Company’s maximum exposure to loss in the Lakeside JV as of December 31, 2017 was $2.7 million. The risk of loss on the balance of the investment is borne by the Syndicates.

During the year ended December 31, 2016, Lakeside JV recorded a loss of $0.2 million which is reflected in the loss on the equity method investment in the accompanying consolidated statements of operations, of which $0.1 million was allocable to the Syndicates and is reflected in income attributable to noncontrolling interest income allocation in the accompanying consolidated statements of operations.

Equity Interests Acquired through Guarantor Recoveries

In 2015, the Company acquired certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in satisfaction of an outstanding receivable from a court-appointed receiver advanced in connection with certain enforcement and collection efforts against the guarantor of a former borrower. Prior to September 29, 2017, certain of these entities were consolidated in the our consolidated financial statements while others were accounted for under the equity method of accounting, depending on the extent of the Company’s financial interest in and level of control over each such entity.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS - continued

Effective September 29, 2017, the Company consolidated the accounts of various corporate entities, the full ownership of which was initially granted to the Company under a previous judgment award against a guarantor under certain legacy mortgage loans. The value of the corporate entities was not recorded as a recovery at the time of award since the ownership of those entities remained under the control of a court-appointed receiver from the date the judgment was awarded. The assets of the corporate entities consist primarily of general and limited partnership interests in, and various receivables from (and liabilities to), several of the previously consolidated and unconsolidated entities, as well amounts for other entities pertaining to the guarantor that were administratively dissolved by court order in a receivership wind-up motion. As a result, the Company began to consolidate into its financial statements the accounts of various unconsolidated variable interest entities, whose assets are comprised of real estate holdings, rights to develop water and receivables from other related entities, and liabilities which consisted primarily of various amounts payable to related entities.

The consolidation of the aforementioned entities occurred as a result of the termination of a court-appointed receivership over the corporate entities which maintained the general partner interests and thereby controlled the activities of such entities through that date. During the year ended December 31, 2017, the receiver assigned and delivered to the Company the stock certificates of the corporate entities, including the underlying interest in partnerships. As a result, as of that date, the Company received full possession, custody and control of its awarded interests in the corporate entities and related interest in partnerships. The Company’s ownership interests in the consolidated entities range from 3.8% to 100.0% and were determined to be variable interest entities. The Company determined the partnerships are deemed to be variable interest entities and that through its general and limited partnership interests, the Company is the primary beneficiary of such entities because 1) it has the power to direct the activities of the entities that most significantly impact the economic performance of such entities, and 2) with the financial assistance provided to such entities, the Company has the risk of absorbing losses or rights to receive benefits that could be potentially significant to the entities; as such, they should be consolidated. Intercompany receivables and liabilities have been eliminated in consolidation in the accompanying consolidated financial statements.

In April 2017, the court-appointed receiver over the general partner of one of the partnerships made a capital call of all partners to fund various operating and capital requirements. While the Company met its obligation under this request, none of the remaining partners did so, at which point the Company funded those portions as well totaling $1.1 million to the partnership. As a result of the other partners’ failure to make the required contributions, the general partner declared a default by such limited partners under the terms of the partnership agreement and assigned those limited partner interests to the Company’s limited partner subsidiary. Upon transfer of the general partner interest to the Company at termination of the receivership on September 29, 2017, the Company gained full authority to act on behalf of the partnership. Accordingly, we recorded the effects of the ownership of those additional limited partner interests upon consolidation.

Financial data presented for previous periods have not been restated to reflect the consolidation of the entities. The assets and liabilities of the newly consolidated entities were recorded at their preliminary estimated fair values. As a result of the assignment of the corporate entity and related general partner interests and recording of assets and liabilities at fair value for the affected entities, and after elimination of intercompany balances, the Company recorded the elimination of the investment in unconsolidated entities of $4.0 million, and recorded a decrease in mortgage loans of $0.4 million, a decrease in other receivables of $2.4 million, an increase in other real estate owned of $17.8 million, an increase in other assets of $1.1 million, an increase in liabilities of $0.2 million, and non-controlling interests of $6.5 million at consolidation. In addition, the Company recorded net recovery income of $6.1 million at consolidation.

In 2016, a subsidiary of the Company entered into a series of promissory notes and related agreements with five of the partnerships to advance a total of up to $0.7 million for the purposes of funding various operating costs and well infrastructure development costs in connection with a damaged well affecting the partnerships. The partnership notes are secured by the assets of the respective partnerships, bear interest rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.50% at December 31, 2017) to 8.0% and mature no later than July 31, 2018. During the year ended December 31, 2017, the notes were amended to increase the maximum loan amount to $1.0 million per entity, or $5.0 million in total, and to cross-collateralize the notes. During the year ended December 31, 2017, a total of $1.5 million was advanced to the five partnerships under the terms of the note agreements. The outstanding principal and interest of such notes totaled $2.0 million as of December 31, 2017. As a result of the consolidation of the related entities, the notes receivable and notes payable and related interest amounts have been eliminated in consolidation.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS - continued

The Company’s consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is deemed to be the primary beneficiary. The other equity holders’ interests are reflected in net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations and noncontrolling interest in the accompanying consolidated balance sheets. For certain of the consolidated entities, the Company previously recorded only its proportionate interest in related assets and liabilities at that time such interests were initially awarded, rather than recording the gross assets and liabilities and non-controlling interest portion. For the applicable entities, it was determined that the Company should have recorded additional other REO assets and a corresponding non-controlling interest in the amount of $3.2 million since these entities were consolidated. We have recorded out of period adjustments to reflect the proper amount of assets, liabilities and non-controlling interests as of December 31, 2017. The Company concluded that these out of period adjustments were not material to any of the prior period consolidated balance sheets and they had no impact on prior period consolidated statements of operations and cash flows.

L’Auberge de Sonoma Hotel Fund

As described in Note 9, in October 2017, the Company, through various subsidiaries, acquired MacArthur Place for a purchase price of $36.0 million. The acquisition of MacArthur Place was funded using $19.4 million in loan proceeds from MidFirst Bank (see Note 7 for description of loan terms) and the balance was contributed by the Company through the Hotel Fund. In November 2017, the Company commenced an offering of up to $25.0 million of preferred interests in the Hotel Fund. The net proceeds of this offering will be used to (i) redeem the Company’s initial contributions to the Hotel Fund and (ii) fund certain renovations to MacArthur Place.

Purchasers of the preferred interests (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). Prior to the sale or other disposition of the Property, if the Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company will provide the funds necessary to pay the Preferred Distribution for such month. Such payment by the Company will be treated as an additional capital contribution and the Company’s capital account will be increased by such amount. Moreover, we, as sponsor have agreed to fund, in the form of common capital contributions, up to 6.0% of gross proceeds as selling commissions and up to 1.0% of gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. These portions of our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a capital transaction. Additionally, upon the refinance or sale of all or a portion of MacArthur Place, Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to12.0% on the Preferred Interests. Upon a capital transaction, the Fund will distribute 10.0% of any cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned. Any amounts in excess of this shall be retained by the Company. The Fund intends to pursue a liquidity event, with a focus on the sale of all or substantially all of the Fund’s assets, approximately four to six years following commencement of the Offering.

As of December 31, 2017, the Hotel Fund sold preferred interests in the aggregate amount of $0.7 million, which is included in noncontrolling interests in the accompanying consolidated balance sheet. The Hotel Fund did not make any distributions during the year ended December 31, 2017. Based on the structure of the Hotel Fund, our ability to direct the activities that that most significantly impact the economic performance of the Hotel Fund, and the risk of absorbing losses or rights to receive benefits that could be potentially significant to the Hotel Fund, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated and expect to continue to consolidate the Hotel Fund in our consolidated financial statements.

The following table summarizes the carrying amounts of the above referenced entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2017 and December 31, 2016 (in thousands, net of intercompany eliminations):

	December 31, 2017	December 31, 2016
Total assets	$59,320	$19,456
Total liabilities	29,260	6,269
Net income (loss)	(2,773)	(422)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS - continued

The Company’s maximum exposure to loss consists of its combined equity in those entities which totaled $28.7 million as of December 31, 2017.

Summarized Financial Information of Unconsolidated Entities (unaudited)

As of December 31, 2017, we no longer hold investments that are recorded on the equity method as a result of the aforementioned consolidation.

Prior to consolidation, during the years ended December 31, 2017 and 2016, the equity loss recorded on our equity method investments in the accompanying consolidated statements of operations was $0.2 million and $0.2 million, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans, Real Estate Held for Sale, and Other REO

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

REO assets that are classified as held for sale and other REO are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development or operation and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our operating properties or properties to be held and used, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are based on assumptions that we believe market participants for those assets would also use. During the years ended December 31, 2017 and 2016, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant REO assets. In addition, our fair value analysis included a consideration of management’s pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2017 and 2016:

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

3.
For the years ended December 31, 2017 and 2016, we performed an internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the property, our direct knowledge of local market activity affecting the property, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since our previous analysis for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

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

5.
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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Following is a table summarizing the methods used by management in estimating fair value as of December 31, 2017 and 2016:

	December 31, 2017
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Basis for valuation	#	Percent	#	Percent	#	Percent
Third party valuations	2	50%	1	50%	—	—%
Third party offers	—	—%	1	50%	4	27%
Management analysis	2	50%	—	—%	11	73%
Total portfolio	4	100%	2	100%	15	100%

	December 31, 2016
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Basis for valuation	#	Percent	#	Percent	#	Percent
Third party valuations	—	—%	—	—%	—	—%
Third party offers	—	—%	4	56%	1	10%
Management analysis	3	100%	6	44%	6	90%
Total portfolio	3	100%	10	100%	7	100%

As of December 31, 2017 and 2016, the highest and best use for the majority of our real estate collateral, REO held for sale and other REO was deemed to be held for investment and/or future development, rather than being subject to immediate development. A summary of the valuation approaches taken and key assumptions that we utilized to derive fair value, is as follows:

	December 31, 2017
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Valuation methodology	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	4	100%	1	50%	11	73%
Development approach	—	—%	—	—%	—	—%
Income capitalization approach	—	—%	—	—%	—	—%
Third party offers	—	—%	1	50%	4	27%
Total portfolio	4	100%	2	100%	15	100%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

	December 31, 2016
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Valuation methodology	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	3	100%	6	44%	6	90%
Development approach	—	—%	—	—%	—	—%
Income capitalization approach	—	—%	—	—%	—	—%
Third party offers	—	—%	4	56%	1	10%
Total portfolio	3	100%	10	100%	7	100%

•
For properties that included either unentitled or entitled raw land lacking any vertical or horizontal improvements, given the limited opportunities to exploit real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available. In such cases, the “highest and best use” standard required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, we utilized a sales comparison approach using available data to determine fair value.

•
For properties containing partially or fully developed lots, the development approach is generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. There were no properties for which the development approach was utilized as of December 31, 2017 and 2016.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the years ended December 31, 2017 and 2016. However, we recorded other net (recoveries of) provision for investment and credit losses totaling $(6.5) million and $0.2 million for the year ended December 31, 2017 and 2016, respectively, resulting from (i) the receipt of cash and/or other assets from guarantors on certain legacy loans, (ii) insurance recoveries, and (iii) additional provisions for credit losses.

The Company recorded a loss on impairment of REO of $0.7 million during the year ended December 31, 2017 to reflect current market conditions and management’s decision to implement a more aggressive pricing strategy to sell the related REO. There were no impairment losses recorded during the year ended December 31, 2016 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of December 31, 2016.

As of December 31, 2017 and 2016, the valuation allowance totaled $12.7 million, representing 39.2% and 97.1%, respectively, of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of December 31, 2017, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2017 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

A summary of our assets measured at fair value on a nonrecurring basis as of December 31, 2017 for which losses were recorded during the year ended December 31, 2017 follows (in thousands):

Description	December 31, 2017	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges
Mortgage loans, net	$—	$—	$—	$—
REO held for sale	$—	$—	$—	$—
Other REO	$4,638	$—	$4,638	$744

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of December 31, 2017 and 2016, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Note Payables, Net of Discount, Continuing Operations
$32.3 million note payable to MidFirst Bank secured by a first lien on an operating hotel property, interest-only payments due monthly at the 30-day LIBOR (1.56% at December 31, 2017) plus 3.25% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (5.31% effective rate at December 31, 2017), matures October 1, 2020 with possibility of two one-year extensions, with construction completion and repayment guarantee provided by the Company	$19,557	$—
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (5.75% and 5.5% at December 31, 2017 and 2016, respectively), matures December 31, 2019	5,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net of discount of $1.2 million and $2.1 million at December 31, 2017 and 2016, respectively, 4% annual coupon interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	8,938	8,106
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	116	—
Total notes payable, continuing operations	34,551	14,046
Less: deferred financing costs of notes payable, continuing operations	(446)	—
Total notes payable, continuing operations	$34,105	$14,046

Notes Payable and Special Assessment Obligations, Assets Held for Sale
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, maturing various dates through April 30, 2030. Obligation assumed by buyer upon sale of Buckeye land in December 2017	$—	$3,067
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022. Portions of this obligation have been assumed by buyers upon the sale of land in June and September 2017.	—	514
Total notes payable and special assessment obligations, held for sale	$—	$3,581

Note Payables, Net of Discount, Discontinued Operations*
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, annual interest at the greater of a) 7.25% or b) one-month LIBOR plus 6.75%, actual interest of 7.40% at December 31, 2016, original maturity of February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company. Repaid in February 2017 upon sale of the underlying collateral	$—	$50,000
Total notes payable, discontinued operations	—	50,000
Less: deferred financing costs of notes payable, discontinued operations	—	(447)
Total notes payable, discontinued operations, net	$—	$49,553
* This note was paid off in connection with the sale of the Sedona assets in February 2017 and has been reclassified into Liabilities of discontinued operations as of December 31, 2016 in the accompanying consolidated balance sheet.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Interest expense for the years ended December 31, 2017 and 2016 was $3.1 million and $9.5 million, respectively, of which $1.1 million and $4.2 million, respectively, is included in income from discontinued operations in the accompanying consolidated statements of operations.

Senior Indebtedness

Sedona Operating Hotel

In January 2015, the Company borrowed $50.0 million from Calmwater Capital 3, LLC. This loan was repaid in full in February 2017.

MacArthur Place

In October 2017, we borrowed $32.3 million from MidFirst Bank in connection with our purchase of MacArthur Place (the “MacArthur Loan”), of which $19.4 million was utilized for the purchase of MacArthur Place, approximately $10.0 million is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The loan bears floating interest equal to the 30-day LIBOR rate (1.56% at December 31, 2017) plus 3.75%, which may be reduced by up to 0.50% if certain conditions are met. The loan has an initial term of three years subject to the right of the Company to extend the maturity date for two one-year periods, provided that the loan is in good standing and upon satisfaction of certain other conditions, including payment of an extension fee equal to 0.35% of outstanding principal per extension. The Company is required to make interest-only payments during the initial three year term. During the year ended December 31, 2017, the Company made interest draws totaling $0.2 million against the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty with respect to the planned improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant. The Company was in compliance with these covenants and guarantees at December 31, 2017. In addition, the Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Land Purchase Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the purchase of certain New Mexico real estate for $6.8 million. The note bears interest at the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) (recalculated annually) plus 2% through December 31, 2017, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019. The note may be prepaid in whole or in part without penalty.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a balance of $1.2 million at December 31, 2017. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the years ended December 31, 2017 and 2016 totaled $0.8 million and $0.7 million, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Subject to certain minimum cash and profitability conditions, the Company would be required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018. Such conditions were not met and no prepayment is required.

Notes Payable and Special Assessment Obligations, Assets Held for Sale

As of December 31, 2017 and 2016, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $0.1 million and $3.6 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of zero and $3.1 million as of December 31, 2017 and 2016, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation was secured by certain real estate consisting of 171 acres of unentitled land located in Buckeye, Arizona which was sold in the fourth quarter of 2017. We made principal payments of $0.2 million on this special assessment obligation during the year ended December 31, 2017. In conjunction with the sale of the related property, the buyer agreed to assume the remaining $2.9 million special assessment obligation.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.1 million and $0.5 million as of December 31, 2017 and 2016, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at December 31, 2017. We made principal payments of $0.2 million on this special assessment obligation during the year ended December 31, 2017. During the year ended December 31, 2017, a portion of the related property was sold. In conjunction with the sale, the buyer agreed to assume $0.2 million of the special assessment obligation.

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

Our notes payable and special assessment obligations have the following scheduled maturities as of December 31, 2017 (in thousands):

Year	Amount
2018	$28
2019	16,130
2020	19,583
2021	26
2022	8
Discounts	(1,224)
Total	$34,551

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  — SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance.

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-K, we sold our Sedona hotels on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the years ended December 31, 2017 and 2016. While the Sedona hotels have been presented as discontinued operations in the accompanying consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. Moreover, the Company acquired MacArthur Place in the fourth quarter of 2017 and is actively pursuing other hospitality assets.

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy mortgage loan investments and REO assets, including financing of such asset sales. This also encompasses the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related financing and operating obligations. This segment has also historically included rental revenue, less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial and residential real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

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

Consolidated financial information for our reportable operating segments, excluding assets from discontinued operations, as of December 31, 2017 and 2016 and for the years then ended is summarized as follows (in thousands):

	December 31,	December 31,
Balance Sheet Items	2017	2016
Total Assets
Mortgage and REO - Legacy portfolio and other operations	$66,577	$41,071
Hospitality and entertainment operations	39,337	2,092
Corporate and other	8,544	8,991
Consolidated total	$114,458	$52,154

Expenditures for additions to long-lived assets
Mortgage and REO - Legacy portfolio and other operations	$2,132	$147
Hospitality and entertainment operations	1,673	8,577
Corporate and other	479	22
Consolidated total	$4,284	$8,746

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2017
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$944	$—	$—	$944
Operating property, management fees, and other	119	4,583	228	4,930
Total Revenues	1,063	4,583	228	5,874

Total Operating Expenses	4,605	5,354	11,833	21,792

Other (Income) Expense
Gain on disposal of assets, net	(3,683)	(168)	—	(3,851)
Recovery of investment and credit losses, net	(6,401)	—	(60)	(6,461)
Impairment of real estate owned	744	—	—	744
Equity loss from unconsolidated entities, net	239	—	—	239
Total Other (Income) Expense	(9,101)	(168)	(60)	(9,329)

Total (Income) Costs and expense, net	(4,496)	5,186	11,773	12,463
Income (Loss) from continuing operations before income taxes	5,559	(603)	(11,545)	(6,589)
(Provision for) Benefit from income taxes, continuing operations	(2,167)	232	3,898	1,963
Net Income (Loss) from continuing operations	3,392	(371)	(7,647)	(4,626)
Income from discontinued operations	—	5,034	—	5,034
Provision for income taxes, discontinued operations	—	(1,963)	—	(1,963)
Net Income (Loss)	$3,392	$2,700	$(7,647)	$(1,555)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2016
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$340	$—	$—	$340
Operating property, management fees, and other	2,322	2,754	23	5,099
Total Revenues	2,662	2,754	23	5,439

Total Operating Expenses	7,866	2,775	11,701	22,342

Other (Revenues) Expenses
Gain on disposal of assets, net	(10,997)	—	—	(10,997)
Provision for credit losses, net	231	—	—	231
Equity loss from unconsolidated entities, net	236	—	—	236
Total Other (Revenues) Expenses	(10,530)	—	—	(10,530)

Total (Income) Costs and expenses, net	(2,664)	2,775	11,701	11,812
Income (Loss) from continuing operations before income taxes	5,326	(21)	(11,678)	(6,373)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of tax	—	(1,344)	—	(1,344)
Net Income (Loss)	$5,326	$(1,365)	$(11,678)	$(7,717)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9  — BUSINESS COMBINATION

In October 2017, the Company acquired MacArthur Place for a purchase price of $36.0 million. This acquisition was funded through a combination of Company equity and a loan from MidFirst Bank. Simultaneously with the acquisition of MacArthur Place, a hotel management subsidiary of the Company entered into a a five year management agreement to provide hotel and resort management services in exchange for monthly and annual management fees at commercially standard terms. This acquisition was made in connection with the Company’s strategy to expand its footprint in the luxury boutique hotel operations and hotel management industry. The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their relative fair values. The goodwill of $15.4 million arising from the acquisition resulted largely from expected synergies from combining operations of MacArthur Place and the Company’s hotel management experience, the value of the historic and demographic attributes of MacArthur Place and intangible assets that do not qualify for separate recognition. The goodwill balance was assigned to the Company’s Hospitality and Entertainment segment. Goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for MacArthur Place and the allocation of amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Consideration:
Cash	$16,794
Loan proceeds, net	18,943
Total sources	$35,737

Fair value of identifiable assets acquired and liabilities assumed:
Land and improvements	$4,920
Building and improvements	13,650
Property and equipment	1,060
Trade name, customer relationships, and liquor license	990
Cash, receivables, inventory, and other assets	775
Accounts payable and accrued expenses	(217)
Customer deposit liability	(821)
Total identifiable net assets	20,357
Goodwill	15,380
Total uses	$35,737

Acquisition-related costs (included in professional fees, and general & administrative expenses in the consolidated statement of operations for the year ended December 31, 2017)	$656

The Company acquired tangible assets of land, building, related site improvements, and furniture, fixtures, and equipment. We estimated the fair value of the land using a market comparison approach, adjusted for qualitative and quantitative factors unique to MacArthur Place. We estimated the fair value of the building, related site improvements, and furniture, fixtures, and equipment using the cost approach which utilizes estimated replacement and market costs to estimate fair value. The Company also acquired intangible assets consisting of trade name, customer relationships and goodwill. The estimated fair value of the trade name and customer relationships were valued using the income approach, discounted to present value, on an after-tax basis.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9  — BUSINESS COMBINATION – continued

The actual amount of MacArthur Place’s revenue and earnings (losses) included in the Company’s consolidated statement of operations for the year ended December 31, 2017, and the unaudited pro forma revenue and earnings (losses) of the combined entity assuming the acquisition had occurred on January 1, 2016 are as follows (in thousands):

	Revenue	Loss
MacArthur Place from October 2, 2017 - December 31, 2017	$1,939	$(1,381)
Supplemental pro forma for 1/1/2017 - 12/31/2017 (unaudited)	$12,982	$(4,318)
Supplemental pro forma for 1/1/2016 - 12/31/2016 (unaudited)	$14,952	$(8,453)

The 2017 supplemental pro forma loss was adjusted to exclude $0.7 million of acquisition-related costs incurred during the year ended December 31, 2017. The 2016 supplemental pro forma losses was adjusted to include $0.7 million of acquisition-related costs incurred during the year ended December 31, 2016. Revenues and expenses related to property operations classified as discontinued operations have been excluded.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  — INTANGIBLE ASSETS AND GOODWILL

In connection with the purchase of MacArthur Place, we allocated a portion of the total purchase price to certain intangible assets and goodwill. Of the total $16.4 million allocated to purchased intangibles, $0.1 million, $0.8 million, and $15.4 million were allocated to trade name and other, customer relationships, and goodwill, respectively.

The changes in the carrying amount of intangibles and goodwill allocated to our Hospitality and Entertainment Operations segment for the year ended December 31, 2017 is as follows (in thousands):

Hospitality and Entertainment Operations
Balance at December 31, 2016	$—
Additions:
Acquired through purchase	16,370
Reductions:
Amortization expense	(32)
Balance at December 31, 2017	$16,338

A summary of our intangible assets and goodwill as of December 31, 2017 and 2016 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2017	2016	2017	2016	2017	2016
Amortizing intangible assets:
Trade name and other	$90	$—	$(3)	$—	$87	$—
Customer relationships	800	—	(29)	—	771	—
Non-Amortizing intangible assets:
Liquor license	100	—	—	—	100	—
Goodwill	15,380	—		—	15,380	—
	$16,370	$—	$(32)	$—	$16,338	$—

Trade name and other, and customer relationships have weighted-average useful lives from the date of purchase of 7.0 years and 3.0 years, respectively. Goodwill and our liquor license are not subject to amortization due to the indeterminable life of such assets, but rather are subject to annual impairment analysis. Amortization expense relating to our purchased intangible assets was $32.0 thousand for the year ended December 31, 2017. We performed an impairment assessment on goodwill and intangible assets and based on this assessment no impairment charges were recorded for the year ended December 31, 2017. See Note 6 for further information regarding our valuation analysis for operating properties.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INTANGIBLE ASSETS AND GOODWILL - continued

As of December 31, 2017, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2018	$318
2019	280
2020	213
2021	13
2022	13
Thereafter	21
Total	$858

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — PROPERTY AND EQUIPMENT

Our operating properties carrying values consist of land and certain depreciable assets such as buildings, improvements, and furniture and equipment assets. A summary of these assets, at cost less accumulated depreciation and amortization, as of December 31, 2017 and 2016, follows (in thousands):

	December 31,	December 31,
	2017	2016*
Buildings and improvements	$13,650	$41,379
Furniture, fixtures and equipment	1,060	14,871
Computer equipment	6	17
Landscaping	—	264
Total depreciable assets	14,716	56,531
Less accumulated depreciation and amortization	(171)	(8,997)
Total depreciable assets, net	14,545	47,534
Land	4,920	41,200
Construction in progress	1,019	—
Property and equipment, net	$20,484	$88,734
* The 2016 amounts pertain to the Sedona Hotels which were sold in February 2017 and have been reclassified to assets of discontinued operations as of December 31, 2016 in the accompanying consolidated balance sheet.

In addition to these assets, the Company owns other property and equipment related primarily to our corporate activities, which consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Furniture and equipment	$30	$1,105
Leasehold improvements	384	850
Computer and communications equipment	802	1,878
Other	—	28
Total cost basis	1,216	3,861
Less accumulated depreciation and amortization	(646)	(3,577)
Property and equipment, net	$570	$284

Depreciation and amortization on REO and corporate property and equipment is computed on a straight-line basis over the estimated useful life of the related assets, which range from 5 to 40 years. Depreciation and amortization expense recorded for our depreciable assets totaled $0.6 million and $4.0 million for the years ended December 31, 2017 and 2016, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LEASE COMMITMENTS

Operating Leases

During the year ended December 31, 2017, the Company executed an amendment to extend its office lease term for a period of five years ending on September 30, 2022. The lease commits the Company to rents totaling $1.5 million over the five year term, net of certain concessions granted. Additionally, we are obligated under various operating leases for certain office and other equipment, storage, parking, and other leased space (some of which relate to MacArthur Place operations) for periods ranging from month-to-month to five years, with renewal options available for certain leases at our option. As of December 31, 2017, future minimum lease payments required under these various lease agreements are as follows (in thousands):

Years ending	Amount
2018	$300
2019	305
2020	307
2021	308
2022	233
Total	$1,453
Rent expense was $0.2 million for each of the years ended December 31, 2017 and 2016, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate and business deductions. In general, the Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

Under FASB ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of the reduction in the U.S. corporate income tax rate, the Company re-measured its ending net deferred tax assets at December 31, 2017 at the rate at which they are expected to reverse in the future and recognized a reduction in deferred tax assets of $66.4 million, which was offset by a similar reduction in valuation allowance. The Company is still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of deferred tax balances or give rise to new deferred tax amounts.

In accordance with SAB 118, we have recognized the provisional tax impacts related to the re-measurement of our deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act.

The Company recorded no tax benefit or expense during the years ended December 31, 2017 and 2016. A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate for the years ended December 31, 2017 and 2016, respectively, is as follows (amounts in thousands):

	2017				2016
	Continuing Operations	Discontinued Operations	Total	%	Total	%
Computed tax provision (benefit) at federal statutory rate of 35%	$(2,306)	$1,762	$(544)	35.0%	$(2,701)	35.0%

Permanent differences:
State taxes, net of federal benefit	(171)	200	29	(1.9)%	(254)	3.3%
Change in valuation allowance	(69,278)	—	(69,278)	4,457.2%	2,846	(36.8)%
Federal rate change	66,381	—	66,381	(4270.8)%	—	—%
State NOL expiration and rate change	2,576	—	2,576	(165.7)%	—	—%
Other true-up	686	—	686	(44.1)%	—	—%
Other permanent differences	149	1	150	(9.7)%	109	(1.5)%
Provision (Benefit) for income taxes	$(1,963)	$1,963	$—	—%	$—	—%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INCOME TAXES - continued

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets for continuing operations as of December 31, 2017 and 2016, respectively, were as follows (in thousands):

Deferred Tax Assets	2017	2016*
Loss carryforward	$104,897	$160,673
Allowance for credit loss	2,500	3,894
Impairment of real estate owned	2,983	4,744
Reserve against judgment	8,045	10,415
Capitalized real estate costs	347	7,406
Accrued expenses	638	476
Stock based compensation	412	725
Fixed assets and other	(1,773)	(1,005)
Total deferred tax assets before valuation allowance	118,049	187,328
Valuation allowance	(118,049)	(187,328)
Total deferred tax assets net of valuation allowance	$—	$—
 * amounts for the year ended December 31, 2016 restated to include amounts from continuing operations only

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

The temporary differences that gave rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which were recorded on our books but deferred for tax reporting purposes. We had approximately $55.6 million of built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, and approximately $439.1 million of federal and $246.7 million of state net operating loss (“NOL”) carryforwards as of December 31, 2017, which have begun to expire. As of December 31, 2016, we had approximately $67.1 million of built-in unrealized tax losses and approximately $424.7 million of federal and $244.8 million of state NOL carryforwards, which began to expire in 2017. The decrease in our valuation allowance during the years ended December 31, 2017 was primarily a result of the reduction in the deferred tax asset balances due to the reduction in the federal corporate income tax rate from a maximum of 35% to 21%.

We evaluated the deferred tax assets to determine if it was more likely than not that it would be realized and concluded that a valuation allowance was required for the net deferred tax assets. In making the determination of the amount of valuation allowance, we evaluated both positive and negative evidence including our recent historical financial performance, forecasts of our future income, tax planning strategies and assessments of current and future economic and business conditions.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to an “ownership change” that may have occurred or that could occur in the future, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” under Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.
In 2017, the Company conducted an analysis to assess whether an ownership change has occurred since the Company’s formation. Based on the results of this analysis, the Company believes it has not experienced a Section 382 ownership change since the Company’s formation. If such an ownership change were to occur, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382. The annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could be subject to additional adjustments.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INCOME TAXES - continued

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

The Company is subject to U.S. federal and state taxes in the normal course of business, and its income tax returns are subject to examination by the relevant tax authorities.  Tax years 2014-2016 are still open for examination by Federal tax authorities and tax years 2013-2016 are generally open for examination by state tax authorities.  The Company has not utilized net operating loss carryforwards which were generated in the tax years 2010-2013, so the statute of limitations for these years remains open for purposes of adjusting the amounts of the losses carried forward from those years.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2017 and 2016:

		December 31,
		2017	2016
	Authorized	Total Issued	Total Issued
Common Stock
Common Stock	150,208,500	1,255,642	728,259
Class B Common Stock:
Class B-1	4,023,400	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	3,811,342
Class B-3	8,165,700	7,735,169	7,735,169
Class B-4	781,644	627,579	627,579
Total Class B Common Stock	16,994,144	15,985,432	15,985,432
Class C Common Stock	15,803,212	838,448	838,448
Class D Common Stock	16,994,144	—	—
Total Common Stock	200,000,000	18,079,522	17,552,139
Preferred Stock	100,000,000	8,200,000	8,200,000
Total	300,000,000	26,279,522	25,752,139
Less: Treasury Stock		(1,826,096)	(1,629,818)
Total issued and outstanding		24,453,426	24,122,321

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of December 31, 2017 or 2016.

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

IMH FINANCIAL CORPORATION

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

Preferred Stock

In 2014, the Company issued a total of 8.2 million shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) to certain investor groups in exchange for $26.4 million (the “Preferred Investment”). The current holders of Series B Preferred Stock are collectively referred to herein as the “Series B Investors.” Except for certain voting and transfer rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

The description below provides a summary of certain material terms of the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive additional dividends over the stated 8% dividend rate - see additional descriptions below. During year ended December 31, 2017 and 2016, we recorded Preferred Investment dividends of $2.1 million and $2.1 million, respectively, or $0.13 and $0.13 per preferred share, respectively and there were no arrearages at December 31, 2017.

IMH FINANCIAL CORPORATION

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

Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B preferred stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the preferred stock. During years ended December 31, 2017 and 2016, we recorded amortization of the redemption premium of $2.7 million and $2.5 million, respectively, as deemed dividends to preferred shareholders.

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

•
Conversion. Each share of Series B Preferred Stock is convertible at any time by any holder thereof into a number of shares of Common Stock initially equal to the sum of the original price per share of Series B Preferred Stock plus all accrued and unpaid dividends, divided by the conversion price then in effect. The initial conversion price is equal to the original price per share of Series B Preferred Stock, subject to adjustment. However, all issued and outstanding shares of Series B Preferred Stock will automatically convert into shares of Common Stock at the conversion price then in effect upon the closing of a sale of shares of Common Stock at a price equal to or greater than 2.25 times the original price per share of the Series B Preferred Stock, subject to adjustment, in a firm commitment underwritten public offering and the listing of the Common Stock on a national securities exchange resulting in at least $75.0 million of gross proceeds. At December 31, 2017, the 8.2 million shares of Series B Preferred Stock are convertible into 8.2 million shares of Common Stock.

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

•
Other Restrictive Covenants. The Restated Certificate of Designation also contains certain restrictive covenants, which require the consent of a certain percentage of the holders of the Series B Preferred Stock as a condition to us taking certain actions, including without limitation the following: limit the amount of our operating expense or capital expenditure in excess of budgeted amounts; sell, encumber or otherwise transfer certain assets, unless approved in our annual budget subject to certain exceptions; dissolve, liquidate or consolidate our business; enter into any agreement or plan of merger or consolidation; engage in any business activity not related to the ownership and operation of mortgage loans or real property; hire or terminate certain key personnel or consultants; bankruptcy of a subsidiary; default on debt over certain thresholds that entitle the creditor to accelerate repayment; judgments against the Company over $2.0 million that are not timely cured or appealed; failure to file timely with the SEC; or commencement of legal proceedings or investigations in conjunction with noncompliance with regulations. Under the Restated Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2017.  However, subsequent to December 31, 2017, we obtained a waiver of this breach from the Series B Investors.

On April 11, 2017, JPM Funding purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch pursuant to a Preferred Stock Purchase Agreement among the Company, JPM Funding and SRE Monarch (“Series B-2 Purchase Agreement”). Pursuant to the Series B-2 Purchase Agreement, the Company paid SRE Monarch all accrued and unpaid dividends on the Series B-2 Preferred Shares and $0.3 million in expenses. In connection with this transaction, the Company’s board of directors approved for filing with Secretary of State of the State of Delaware, an Amended and Restated Certificate of Designation of the Cumulative Convertible Series B-1 Preferred Stock and Cumulative Convertible Series B-2 Preferred Stock (“Restated Certificate of Designation”) pursuant to which JPM Funding replaced SRE Monarch as the holder of the Series B-2 Preferred Stock and, in general, succeeded to the rights of SRE Monarch thereunder. Concurrent with the execution of the Series B-2 Purchase Agreement, the Company, JCP Realty Partners, LLC, Juniper NVM, LLC, and JPM Funding entered into an Investment Agreement (“Series B Investment Agreement”) pursuant to which the Company made certain representations and covenants, including, but not limited to, a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended, commonly referred to as the “Real Estate Exemption,” and to remain eligible to rely on that exemption at all times thereafter. Furthermore, under the Series B-2 Purchase Agreement, the Company was obligated not to take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of JPM Funding. The Amended and Restated Certificate of Designation contains numerous provisions relating to dividend preferences, redemption rights, liquidation preferences and requirements, conversion rights, voting rights, investment committee participation and other restrictive covenants with respect to the Series B Preferred Stock.

See Note 18 regarding rights and preferences relating to issuance of Series B-3 Preferred Stock subsequent to December 31, 2017.

Treasury Stock

During the year ended December 31, 2017, we redeemed 196,278 shares of the common stock of the Company, which were part of an 850,000 restricted share grant awarded to the Company’s Chief Executive Officer pursuant to a restricted stock award agreement entered into in 2015 (the “Award Agreement”). The shares were redeemed by the Company pursuant to an election made by our Chief Executive Officer under Section 83(b) of the Code and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award. The Company paid $0.3 million for the redeemed shares, of which $0.2 million was determined to represent the fair value of the stock redeemed, with the difference of $0.1 million treated as compensation expense.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Share-Based Compensation

Our First Amended and Restated 2010 IMH Financial Corporation Employee Stock Incentive Plan (“Equity Incentive Plan”) provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock available to be issued under such awards was not to exceed 2,700,000 common shares, subject to increase to 3,300,000 shares after an initial public offering.

The 2014 IMH Financial Corporation Non-Employee Director Compensation Plan (the “Director Plan”) provides for the issuance of up to 300,000 shares of common stock. Pursuant to the Director Plan, eligible directors are entitled to the compensation set forth below for their service as a member of the board of directors and its committees. The Director Plan provides for, among other things, an annual grant of restricted common stock in an amount equal to $20,000 based on the fair market value of such shares as determined under the Director Plan. These annual awards vest in full over twelve months and are issuable following the annual appointment of the board position. Only those directors who meet the independence standards under the rules of the New York Stock Exchange and the Securities and Exchange Commission are eligible to participate. Unless sooner terminated by the board of directors, the Director Plan will terminate on August 6, 2024.

During the year ended December 31, 2017, the Company issued 527,383 shares of common stock pursuant to previous restricted stock awards. During the year ended December 31, 2017, the Company granted 262,309 shares of restricted stock to certain executives of the Company, net of certain elections made by the executives under Section 83(b) of the Code and the award agreements, vesting in three equal parts on each of January 1, 2018, January 1, 2019, and January 1, 2020. We granted 116,830 options to employees pursuant to our Equity Incentive Plan during the year ended December 31, 2017. Those options have an exercise price of $1.13 per share, vest over a three year term, and have an estimated fair value of $0.70 per option. During the year ended December 31, 2017, no options were forfeited.

During the second quarter of 2017, we approved the issuance of 73,128 shares of previously approved restricted common stock to our employees pursuant to the Equity Incentive Plan, of which 22,279 were issued during the year ended December 31, 2017. These restricted shares were included in the Company’s board approved grant of 86,207 restricted shares for the year ended December 31, 2016. Of the 86,207 shares authorized, 9,942 shares were forfeited due to subsequent employee terminations, and 3,137 shares were withheld by the Company pursuant to an election made by certain employees under Section 83(b) of the Code.

During the second quarter of 2017, the Company issued 100,000 shares of restricted common stock as part of the Executive Employment Agreement with Samuel Montes, the Company’s Chief Financial Officer. The agreement provides for the issuance of 50,000 shares upon the execution of the employment agreement and an additional 50,000 shares upon the filing of the Company’s 2016 Form 10-K. The restricted shares vest ratably on each anniversary of the Montes Employment Agreement over a three year period beginning on April 1, 2017. Pursuant to an election made by Mr. Montes under Section 83(b) of the Code and the award agreement, the Company reduced the issuance to 79,324 shares in order to satisfy the tax withholding requirements associated with the stock award.

During the year ended December 31, 2017, the Company approved the issuance of 425,453 shares of restricted Company common stock pursuant to restricted stock award agreements, net of certain election made under Section 83(b) of the Code and the award agreement. All shares are scheduled to vest upon the earlier of a) ratably over the three year period of the related employment contracts; b) a change in control; or c) termination without cause or death. The holders of the restricted shares will have the voting and dividend rights of common stockholders as of the award date.

In addition, during 2017, the Company approved and issued 116,772 shares of restricted common stock to our non-employee independent directors pursuant to the Director Plan, all of which vested in 2017 since these were grants for 2015 and 2016. The fair value of the restricted stock on the date it was issuable was estimated at $1.74 per share as of June 30, 2015 and $1.13 per share as of June 30, 2016, based on stock valuations obtained for those periods. The value of such stock was recorded as compensation expense ratably over the respective service periods. There were 45,976 shares granted for the 2015 service period and 70,796 shares granted for the 2016 service period.

We account for the issuance of common stock, stock options and warrants in accordance with applicable accounting guidance. The compensation expense for such awards are determined based on the fair value of a share of the common stock, as determined by an independent consultant as our stock is not traded on an open exchange, and using valuation models and techniques, as

IMH FINANCIAL CORPORATION

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

In order to estimate the fair value of the securities subject to these transactions pursuant to applicable accounting standards, we utilize information provided by an independent third-party valuation firm incorporating financial and other information, including prospective financial information, provided by us, as well as information obtained from various public, financial, and industry sources. Based on this analysis, management estimated the fair value of the restricted stock awards issued or granted for the years ended December 31, 2017 and 2016 was $1.13 and $1.13 per share, respectively.

For stock options issued during the years ended December 31, 2017 and 2016, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted which were as follows:

	2017	2016
Expected stock price volatility	69%	79%
Risk-free interest rate	2%	2%
Expected life of options (years)	6	5
Expected dividend yield	—	—
Discount for lack of marketability	35%	35%

A summary of stock option and restricted stock activity as of and for the years ended December 31, 2017 and 2016, is presented below:

	Stock Options				Restricted Stock
	Shares	Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)	Time-Based Restricted Shares
Outstanding at December 31, 2015	701,667	$6.21	3.8	$—	1,265,000
Granted	324,500	—	—	—	86,207
Exercised or vested	—	—	—	—	(385,143)
Forfeited or expired	(87,500)	—	—	—	(76,608)
Outstanding at December 31, 2016	938,667	6.10	3.1	—	889,456
Granted	116,830	—	—	—	469,097
Exercised or vested	—	—	—	—	(567,043)
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2017	1,055,497	$6.74	0.3	$—	791,510

As of December 31, 2017, there were 1,055,497 stock options outstanding, of which 854,667 were fully vested, 2,000,000 fully vested stock warrants outstanding and 791,510 of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock.

Net stock-based compensation expense relating to the stock-based awards was $0.7 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively, net of the effect for Section 83(b) elections. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the years ended December 31, 2017 or 2016. As of

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

December 31, 2017, there was $0.4 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 0.41 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the years ended December 31, 2017 and 2016 (amounts in thousands, except for per share data):

	Years Ended December 31,
	2017	2016
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net Loss from continuing operations	$(4,626)	$(6,373)
Loss attributable to noncontrolling interest loss allocation	798	117
Preferred dividends - cash and deemed	(4,856)	(4,651)
Net loss from continuing operations attributable to common shareholders	(8,684)	(10,907)
Net Income (Loss) from discontinued operations attributable to common shareholders	3,071	(1,344)
Net Loss attributable to common shareholders	$(5,613)	$(12,251)

Denominator - Weighted average shares:
Weighted average number of common shares - Basic	16,188,250	15,916,325
Basic earnings per common share:
Net loss per share, continuing operations	$(0.24)	$(0.40)
Preferred dividends per share	(0.30)	(0.29)
Net loss per share, continuing operations, net	(0.54)	(0.69)
Net income (loss) per share, discontinued operations	0.19	(0.08)
Net loss attributable to common shareholders per share	$(0.35)	$(0.77)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Years Ended December 31,
	2017	2016
Options to purchase common stock	993,401	953,847
Restricted stock	640,668	898,314
Warrants to purchase common stock	2,000,000	2,000,000
Convertible preferred stock	8,200,000	8,200,000
Total	11,834,069	12,052,161

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Dividends

During the years ended December 31, 2017 and 2016, we did not declare or pay any common dividends. As described above, for each of the years ended December 31, 2017 and 2016, we recorded Preferred Investment cash dividends of $2.1 million. For the years ended December 31, 2017 and 2016, we recorded the amortization of the Preferred Investment redemption premium of $2.7 million and $2.5 million, respectively, as a deemed dividend. We have not established a minimum dividend level and we may not be able to make dividend payments in the future. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and such other factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Under the Second Amended Certificate of Designation, all shares of capital stock of the Corporation must be junior in rank to all shares of Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon liquidation. In the event that any dividends are declared with respect to the voting Common Stock or any junior stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends are entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into Common Stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available therefor, on the payment date of the dividend established by the board of directors. The record date for any such Additional Dividends will be the record date for the applicable dividend, and any such Additional Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date. In the event we are obligated to pay a one-time special dividend on our Class B common stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors therefor will be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of Common Stock that it would hold if it had converted all of its shares of Series B Preferred Stock into Common Stock the same amount that is received by holders of Class B Common Stock with respect to each share of Class B Common Stock (in each case, with respect to the Common Stock and Class B Common Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B Dividends to be payable, out of funds legally available therefor, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”). The record date for any Special Preferred Class B Dividends will be the record date for the Special Dividend, and any such Special Preferred Class B Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date.

See Note 18 regarding dividends relating to issuance of Series B-3 Preferred Stock subsequent to December 31, 2017.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Construction and Related Guarantees

As described in Note 7, the Company agreed to provide MidFirst Bank with a loan repayment guaranty equal to 50% of the principal amount of the MacArthur Loan and a construction completion guaranty with respect to the planned renovations of MacArthur Place. The construction completion guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy. The MidFirst Bank loan documents also require that the loan remain “in balance” throughout its term such that the sum of all remaining undisbursed loan funds and the amounts expended by the borrower will be sufficient to complete the approved construction budget and loan interest. If the loan becomes out of balance, the Company must fund the difference from its own equity. While the final construction budget has yet to be submitted to MidFirst Bank for approval, it is anticipated that the renovation costs may exceed the loan amount initially set aside for construction purposes. Management expects that any excess costs not funded by loan funds will be funded using offering proceeds from the Hotel Fund in excess of the reimbursement of our initial investment, and to the extent necessary, Company funds.

Well Repair Commitment

As described in Note 5, certain of the New Mexico Partnerships hold ownership of rights to develop water on various parcels in Sandoval County, New Mexico. In order to preserve those rights, the related partnerships have agreed with the relevant New Mexico governmental authorities to undertake a remediation plan to replace the infrastructure of two existing deep well groundwater wells on one of the parcels as a more permanent solution. Under the terms of certain secured promissory notes with the related entities described in Note 16, the Company has agreed to fund the infrastructure development costs which are expected to range from $2.0 million to $4.0 million. The Company incurred well development costs of $0.9 million during the year ended December 31, 2017.

Development Services Agreements

We entered into a development services agreement with an unrelated third party with respect to the development of a multifamily project in Apple Valley, Minnesota. This project was sold in late 2016. Under the terms of the development services agreement, we were required to pay our joint venturer certain services fees and a share of profits upon sale, as well as certain breakage fees if we elected not to proceed with any one of three phases of the project. We paid our joint venturer a total of $0.3 million in predevelopment fees during the year ended December 31, 2016. During the years ended December 31, 2017 and 2016, we paid breakage fees of $0.2 million and $0.5 million, respectively, which amounts are included in calculating the gain on disposal of assets in the accompanying consolidated statement of operations. We also paid $0.6 million in profit participation relating to the sale of the project during the year ended December 31, 2016, which amount was included in noncontrolling interest in the accompanying consolidated statement of stockholders’ equity.

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

As disclosed in Note 5, during the year ended December 31, 2017, we recorded cash, receivables and/or other asset recoveries of $6.5 million from guarantor settlements, insurance recoveries, assignment of partnership interests and other settlements. During the year ended December 31, 2016, we recorded recoveries of $0.6 million from guarantor settlements, insurance recoveries and other settlements.

We continue to pursue, investigate and evaluate the assets available of guarantors to collect all amounts due under judgments received in our favor. However, to the extent that such amounts are not determinable, they have not been recognized as recovery income in the accompanying consolidated statements of operations. Further recoveries under this and other judgments received

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES - continued

in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the years ended December 31, 2017 and 2016, the Company’s matching contributions was $0.1 million, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

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
Partnership Claims
In May 2015, Justin Ranch 123 LLP (“Justin 123”), an Arizona limited liability partnership for which a wholly-owned subsidiary of the Company serves as general partner, sold certain real estate assets in an arms-length transaction approved by a court-appointed receiver. During the first quarter of 2016, a limited partner of Justin 123 filed a complaint in United States District Court for Arizona against the Company, certain of our subsidiaries, our CEO in his individual capacity, and the court-appointed receiver, alleging that the defendants were in violation of their fiduciary duties to the limited partner. The plaintiff is seeking an unspecified amount of consequential damages and losses, and removal of the Company’s subsidiary as general partner. Subsequently, the complaint was amended to dismiss without prejudice all claims against the receiver and our CEO. The Court dismissed that second amended complaint in March 2017. A motion seeking permission to file a third amended complaint was filed in May 2017. The Company opposed that motion. The Court has not yet ruled. Management believes the plaintiff’s claims are without merit and intends to vigorously defend against this claim.
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
On April 20, 2017, a subsidiary of the Company filed an action against a limited partner in Recorp New Mexico Limited Partnership LLC (“RNMA I”) with the United States District Court, District of Arizona (“USDC”) seeking declaratory relief that the partner’s limited partnership interest in RNMA I has been properly conveyed to the IMH subsidiary. The USDC dismissed the action and the Company subsidiary appealed to the United States Court of Appeals, Ninth Circuit (“Ninth Circuit”). The limited partner had disputed the effectiveness of the transfer of his limited partnership interest and the similar transfer of other limited partnership interests in RNMA I to the Company. This limited partner has initiated litigation in the state trial court seeking to resolve this dispute in another forum (“State Court”). This matter has been stayed at the Ninth Circuit level pending the litigation described below. Based on the advice of counsel, management believes the transfer of the limited partnership interests by the then-acting general partner was done in accordance with the rights granted to the general partner under the relevant organizational documents, and we believe that it is more likely than not that the court in the above referenced matter will agree with that conclusion. However, if the State Court were to rule that the limited partner interest transfers were ineffective, this could result in the recording of noncontrolling interests in that partnership of approximately $3.1 million as of December 31, 2017. The ultimate outcome of this litigation cannot presently be determined with certainty and no amounts have been accrued for this matter in the consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES - continued

In September 2017, the State Court ordered the termination of the receivership over Stockholder, LLC, a wholly-owned subsidiary of the Company (“Stockholder”). Stockholder is the owner of all of the shares of stock in certain corporations that act as the general partner / limited liability company manager of several entities that own land and/or certain water interests in New Mexico.
In December 2017, the State Court entered an interim “stay” order in the Company’s case against judgment debtor David P. Maniatis and his affiliates (“Maniatis”) enjoining the Company from taking any further collection action against Maniatis, pending an accounting of all previous debt collection activities and a trial on certain limited issues involving the calculation of interest and penalties on the original defaulted debt guaranteed by Maniatis. The stay order also temporarily inhibits the Company from effecting the sale or transfer of all or any part of the property previously acquired by the Company through litigation involving Maniatis, including approximately 7,000 acres of land and related water interests in New Mexico, and 111 acres of land in Texas.

The potential range of loss in this matter, if any, is indeterminable. The ultimate outcome of this litigation cannot presently be determined and no amounts have been accrued for in these consolidated financial statements.

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
11333, Inc. Claim
In 2008, a subsidiary of the Company suffered a loss due to hurricane damage sustained to a property it owned in Galveston, TX. This property did not have insurance coverage at the time of loss. In March of 2011, the Company’s subsidiary filed a claim under an errors and omissions policy with its insurer, Lloyd’s of London (“Lloyd’s”), for failure to maintain adequate insurance on the property. The claim was denied by Lloyd’s and the Company filed a lawsuit with respect to this policy in the United States District Court of Arizona (the “Court”) against Lloyd’s and the Company’s insurance broker, HUB International Insurance Co. (“HUB”). On April 5, 2017, the Court denied the Company’s motion for summary judgment and granted the defendants’ motions for summary judgment, which the Company has appealed. Lloyd’s and HUB have recently filed motions seeking reimbursement of attorney fees in the amount of up to $1.2 million and the Company has filed opposing motions. The parties are currently awaiting the Court’s decision and the ninth circuit court stayed the deadline for 11333, Inc.’s appeal proceedings until a decision is made by the Court related to the motion for award of attorney fees. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined and no amounts have been accrued for in these consolidated financial statements.
Hotel Fund Obligations
As discussed in Note 5, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company will provide the funds necessary to pay the Preferred Distribution for such month. Such payment will be treated as an additional capital contribution and the Company’s capital account will be increased by such amount. Moreover, we, as the sponsor, have agreed to fund, in the form of common capital contributions, up to 6.0% of gross proceeds as selling commissions and up to 1.0% of gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. These portions of our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a capital transaction. The timing and amount of such required shortfall funding is indeterminable and could be material to the Company’s operations and liquidity.
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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Notes Payable to Related Parties

As described further in Note 7, the Company borrowed $5.0 million from SRE Monarch pursuant to the SRE Note. SRE Monarch is a related party of Seth Singerman, one of the Company’s former directors and an affiliate of one of our preferred equity holders at that time. The SRE Note bore interest at a per annum base rate of 16%. During the year ended December 31, 2016, we incurred contractual interest totaling $0.8 million.

The SRE Note was amended on various occasions to extend the maturity date to December 22, 2016, at which time we paid all accrued interest at the date of each amendment, as well as various extension fees totaling $0.4 million during the year ended December 31, 2016. The SRE Note was repaid in full in December 2016.

Revolving Line of Credit with Related Party

As described further in Note 7, a subsidiary of the Company executed and drew upon the SRE Revolver with SRE Monarch in the amount of $4.0 million. The SRE Revolver bore interest at a per annum base rate of 5%. During the year ended December 31, 2016, we incurred contractual interest totaling $0.1 million.

The SRE Revolver was amended on various occasions to extend the revolver’s maturity date to December 22, 2016, at which time we paid all accrued interest at the date of each amendment, as well as various extension fees totaling $0.4 million during the year ended December 31, 2016. All accrued interest and principal of the SRE Revolver was repaid in full in December 2016. No principal or interest amounts were paid in 2017. Under the terms of the SRE Revolver, we also were obligated to pay SRE Monarch an amount equal to 5% of the net proceeds received upon sale of the land that served as collateral under the credit facility. In the first quarter of 2017, we paid SRE Monarch $0.2 million in connection with this obligation.

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned legacy fees of $0.7 million and $35.0 thousand during the years ended December 31, 2017 and 2016, respectively.

Chief Financial Officer Employment Agreement

The Company entered into an Executive Employment Agreement, dated April 11, 2017, with Samuel Montes (the “Montes Employment Agreement”) to serve as the Company’s Chief Financial Officer. Under this agreement, Mr. Montes earns an annual base salary of $0.3 million and is also entitled to receive 11.5% of an executive bonus pool as additional incentive-based compensation with a guaranteed minimum payment of $50,000 for 2016. Mr. Montes has also been granted 100,000 shares of restricted Company common stock which vest ratably on each anniversary of the Montes Employment Agreement over a three year period beginning in April 2017.

If the Montes Employment Agreement is terminated by the Company without “Cause” or by Mr. Montes for “Good Reason,” as those terms are defined in the Montes Employment Agreement, Mr. Montes will be entitled to receive a severance payment equal to 50% of the annual base salary payable in equal installments over a six month period plus the accrued but unpaid portion of Mr. Montes’ 11.5% interest in the executive bonus pool. All unvested stock grants and other equity grants vest upon such termination without cause.

The Montes Employment Agreement imposes various restrictive covenants on Mr. Montes, including restrictions with regards to the solicitation of Company clients, customers, vendors and employees, as well as restrictions on Mr. Montes’ ability to compete with the Company both during the term of the agreement and for 12 months after the termination of his employment.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company entered into a consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital Partners, LLC (“Juniper Capital”), one of the Series B Investors, pursuant to which JCP agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities and (b) assisting the Company in managing and liquidating assets, including non-performing assets. The initial term of the Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination was provided by either party. The Company and JCP have agreed to extend the term of the Consulting Agreement for successive one year periods provided that the annual base consulting fee has been reduced from $0.6 million to $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors) and JCP will be entitled to receive a maximum 1.25% origination fee on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP, subject to reduced fee based on the increasing size of the loan or investment. JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP, equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from the (ii) the gross sales proceeds from the sale of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). While the parties agreed in principle that the terms of the amended agreement were to be effective as of July 25, 2017, the written amendment was executed by the parties subsequent to December 31, 2017.

During the year ended December 31, 2017 and 2016, we incurred base consulting fees to JCP of $0.5 million and $0.6 million, respectively. JCP earned legacy fees of $1.2 million and $0.1 million during the years ended December 31, 2017 and 2016, respectively.

SRE Fee Agreement

The Company and SRE were parties to an agreement pursuant to which the Company agreed to make certain payments to SRE in the event that the Company or any of its affiliates made or entered into any loan or investment in preferred equity or mezzanine securities and such loan or investment arose from an opportunity identified by SRE. No fees to SRE under this agreement were incurred during the years ended December 31, 2017 or 2016. In April 2017, the parties terminated the agreement.

Investment in Lakeside JV

During 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two other members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal or other professional fees totaling $0.6 million and $0.9 million to that law firm during the years ended December 31, 2017 and 2016. The Company had outstanding payables to that law firm totaling $36.8 thousand and $0.2 million as of December 31, 2017 and December 31, 2016, respectively.

Notes Receivable from Certain Investors in Lakeside JV

During the year ended December 31, 2017, certain of the investors in the Lakeside JV executed promissory notes in favor of a subsidiary of the Company totaling $0.7 million. The notes receivable have an annual interest rate of 8% and mature at the earliest to occur of 1) the date on which the sale of the Lakeside property occurs, or 2) September 17, 2019. The promissory notes are secured by the investors’ respective interest and allocated proceeds of the Lakeside JV. Under applicable accounting guidance, the notes receivable have been netted against the non-controlling interest balance in the accompanying consolidated balance sheet.

Notes Receivable from Certain Partnerships

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships (which the Company began consolidating beginning in the third quarter of 2017 to loan up to $0.7 million for the funding of various costs of such partnerships. During the year ended December 31, 2017, the notes were amended to increase the collective lending facility to a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of December 31, 2017, the total principal advanced under these notes was $1.9 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.50% at December 31, 2017) to 8.0% and have maturity dates

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

which are the earliest to occur of: (1) the date of transfer of the partnership’s real estate assets; (2) the date on which the current general partner resigns, withdraws or is removed as general partner; or (3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and the related accrued interest receivable were eliminated in consolidation during the year ended December 31, 2017.

Purchase of Mezzanine Mortgage Loan Receivable

During the year ended December 31, 2017, the Company purchased two mezzanine loans in the aggregate face amount of $19.9 million from an affiliate of JPM Funding, for $19.3 million. The loans are collateralized by a pledge of 100% of the equity interests in the entities owning the underlying collateral of the respective loans. One loan had an original maturity date of September 9, 2016 with three one-year extensions. The borrower has exercised the first two extension options to extend the maturity date to September 9, 2018. The first loan has an annual interest rate of 9.75% plus one-month LIBOR (11.23% at December 31, 2017). The second loan has a maturity date of October 9, 2019 with three one-year extensions, and bears an annual interest rate of 7.25% plus one-month LIBOR (8.73% at December 31, 2017). The respective discount for each loan is being amortized over the term of that loan using the effective interest method.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17  —  DISCONTINUED OPERATIONS.

On February 28, 2017, we sold the Sedona Hotels in a combined cash transaction to DiamondRock Hospitality Company (“DiamondRock”) for $97.0 million resulting in a gain on sale of $6.8 million (net of selling costs). The Company was not actively seeking to dispose of these assets and this sale resulted from an unsolicited offer we received from DiamondRock. In considering the offer, the Company determined that the price point was favorable to the Company based on review of available market data and elected to proceed with the transaction. In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. While the Company has remained active in the hospitality industry through the active pursuit of hospitality acquisition and management opportunities, the Company determined that the disposal of the Sedona hotels is required to be treated as discontinued operations accounting presentation under GAAP.

As such, the historical financial results of the Sedona Hotels and the related income tax effects have been presented as discontinued operations for all periods presented of the disposal group and is reported in the balance sheet as assets of discontinued operations, liabilities of discontinued operations and net income (loss) of discontinued operations in the consolidated statements of operations through the date of sale (February 28, 2017).

Balance Sheet

The following table summarizes the carrying amounts of the major classes of assets and liabilities for discontinued operations in the consolidated balance sheets as of December 31, 2016:

December 31, 2016
Assets
Cash and cash equivalents	$1,747
Funds held by lender and restricted cash	2,063
Operating properties, net	88,734
Other receivables	831
Other assets	737
Total assets	$94,112

Liabilities
Accounts payable and accrued expenses	$2,304
Customer deposits and funds held for others	2,170
Notes payable, net of discount	49,553
Capital lease obligations	1,157
Total liabilities	$55,184

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS – continued

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the years ended December 31, 2017 and 2016. The table below for the years ended December 31, 2017 reflects the financial results for Sedona assets operations from January 1, 2017 through February 28, 2017.

	Years Ended December 31,
	2017	2016

Revenue	$3,425	$28,248

Expenses:
Operating property direct expenses (exclusive of interest and depreciation)	4,034	22,084
Interest expense	1,075	4,227
Depreciation and amortization expense	278	3,281
Settlement and related costs	(159)	—
Total operating expenses	5,228	29,592

Gain on disposal of assets	(6,837)	—
Provision for income taxes	(1,963)	—
Income (Loss) from discontinued operations, net of tax	$3,071	$(1,344)

Interest expense

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the senior mortgage debt that was paid with the proceeds from the sale of the Sedona hotels. The total allocated interest expense for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
	2017	2016
Interest expense	$628	$3,806
Amortization of deferred financing fees	447	421
Total	$1,075	$4,227

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISCONTINUED OPERATIONS – continued

Cash Flow Information

The following table presents the total operating and investing cash flows and depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016

Cash flows from discontinued operating activities:	$278	$3,282
Depreciation	274	3,237
Amortization	4	45

Cash flows from discontinued investing activities:	$649	$5,588
Investment in real estate owned	649	5,588

Non-cash investing and financing transactions:
Capital expenditures in accounts payable and accrued expenses	$—	$6
Liabilities assumed in sale of property	$—	$—

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SUBSEQUENT EVENTS

JPM Funding Capital Transactions

On February 9, 2018, the Company entered into a Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement (the “Subscription Agreement”) with JPM Funding. Pursuant to the Subscription Agreement, JPM Funding agreed to purchase 2,352,941 shares (the “JPM Series B-3 Shares”) of Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-3 Preferred Stock”, and together with the Series B-1 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-1 Preferred Stock”) and the Series B-2 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-2 Preferred Stock”), referred to herein as the “Series B Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. The Subscription Agreement contains various representations, warranties and other obligations and terms that are commonly contained in a subscription agreement of this nature. The Company intends to use the proceeds from the sale of these shares for general corporate purposes. In connection with this transaction, the Company’s board of directors approved for filing with Secretary of State of the State of Delaware, the Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock of the Company (the “Second Amended Certificate of Designation”).

Dividends on the Series B-3 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears.

Holders of the Series B-3 Preferred Stock will be entitled to receive a liquidation preference of 145% of the sum of the original price per share of Series B-3 Preferred Stock plus all accrued and unpaid dividends upon in accordance with the Second Amended Certificate of Designation.

Concurrent with the execution of the Subscription Agreement, the Company, Juniper, and JPM Funding entered into an Amended and Restated Investment Agreement (the “Restated Investment Agreement”) pursuant to which the Company made certain representations and agreed to abide by certain covenants, including, but not limited to covenants relating to exemptions from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").

On February 9, 2018, the Company issued to JPM Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “JPM Warrant”) in accordance with the terms of the Subscription Agreement. The JPM Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share. The JPM Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The JPM Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis.

Loan Origination

Bungalows on Jomax

In January 2018, IMH originated a construction loan for up to $13.1M, bearing interest at LIBOR plus 8.47% with an initial maturity date of January 18, 2020. Upon execution, IMH earned loan fees and origination fees totaling $0.2 million. Funding of the loan does not commence until the borrower meets it equity requirement in the project of $9.7 million, which is expected to be met in the second or third quarter of 2018.

Hotel Fund

The Hotel Fund has sold $4.2 million in preferred interests to unrelated outside investors as of March 29, 2018.

IMH FINANCIAL CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2017 and 2016 (in thousands):

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Transferred to Other Accounts (1)	Collected/ Recovered	Balance at End of Year
Mortgage loan portfolio:
Valuation allowance - 2016	$12,892	$—	$(210)	$—	$12,682
Valuation allowance - 2017	12,682	—	—	—	12,682

(1)
The amount listed in the column heading “Transferred to Other Accounts” represents net charge offs during the year, which were transferred to a real estate owned status at the date of foreclosure of the related loans or were recognized upon sale of the related loan.