Form 10-Q
period 2018-03-31
IMH Financial Corp
filed 2018-05-15
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

The registrant had 1,510,181 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock, 5,595,148 shares of Series B-2, and 2,352,941 shares of B-3 Preferred Stock. The Preferred Stock is collectively convertible, and when combined with outstanding common stock would convert into 27,257,184 outstanding common shares as of May 15, 2018.

IMH Financial Corporation
March 31, 2018 Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$15,714	$11,789
Funds held by lender and restricted cash	267	143
Mortgage loans, net	19,728	19,668
Real estate held for sale	12,646	5,853
Operating properties, net	21,158	20,484
Other real estate owned	32,559	38,304
Goodwill	15,380	15,380
Other intangibles, net	850	958
Other receivables	438	410
Other assets	1,543	899
Property and equipment, net	524	570
Total assets	$120,807	$114,458
Liabilities
Accounts payable and accrued expenses	$6,432	$7,904
Accrued property taxes	369	301
Dividends payable	592	539
Accrued interest	304	189
Customer deposits and funds held for others	809	750
Notes payable, net of discount and deferred financing costs	34,628	34,105
Total liabilities	43,134	43,788
Redeemable convertible preferred stock, $.01 par value; 100,000,000 shares authorized; 10,552,941 and 8,200,000 shares outstanding; liquidation preference of $51,170 and $39,570 at March 31, 2018 and December 31, 2017, respectively	42,863	34,859

Commitments, contingencies and subsequent events (Note 13)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 18,517,683 and 18,079,522 shares issued at March 31, 2018 and December 31, 2017; 16,691,587 and 16,253,426 shares outstanding at March 31, 2018 and December 31, 2017, respectively	185	181
Less: Treasury stock at cost, 1,826,096 at March 31, 2018 and December 31, 2017	(6,286)	(6,286)
Paid-in capital	714,213	714,889
Accumulated deficit	(683,239)	(679,535)
Total IMH Financial Corporation stockholders’ equity	24,873	29,249
Noncontrolling interests	9,937	6,562
Total stockholders’ equity	34,810	35,811
Total liabilities and stockholders’ equity	$120,807	$114,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Operating property revenue	$1,564	$1,028
Mortgage loan income	625	8
Management fees, investment and other income	37	148
Total revenue	2,226	1,184
Operating Expenses:
Operating property direct expenses (exclusive of interest and depreciation)	2,238	819
Expenses for non-operating real estate owned	196	166
Professional fees	875	929
General and administrative expenses	1,879	1,745
Interest expense	744	433
Depreciation and amortization expense	341	44
Total operating expenses	6,273	4,136
Recovery of Investment and Credit Losses, Gain on Disposal, and Equity Method Loss from Unconsolidated Entities, Net
Gain on disposal of assets, net	(253)	(32)
Recovery of investment and credit losses, net	—	(66)
Equity method loss from unconsolidated entities	—	119
Total Recovery of Investment and Credit Losses, Gain on Disposal, and Equity Method Loss from Unconsolidated Entities, Net	(253)	21
Total costs and expenses	6,020	4,157
Loss from Continuing Operations, Net of Tax	(3,794)	(2,973)
Income from discontinued operations, net of tax	—	4,976
Net Income (Loss)	(3,794)	2,003
Loss attributable to noncontrolling interest	90	21
Cash dividend on redeemable convertible preferred stock	(592)	(528)
Deemed dividend on redeemable convertible preferred stock	(817)	(659)
Net Income (Loss) Attributable to Common Shareholders	$(5,113)	$837
Earnings (Loss) per Common Share
Basic and diluted, continuing operations	(0.31)	(0.26)
Basic and diluted, discontinued operations	—	0.31
Net basic and diluted, income (loss) per share	(0.31)	0.05
Weighted average common shares outstanding - basic and diluted	16,665,116	16,089,283
 The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	18,079,522	$181	1,826,096	$(6,286)	$714,889	$(679,535)	$29,249	$6,562	$35,811
Net loss	—	—	—	—	—	(3,704)	(3,704)	(90)	(3,794)
Increase in noncontrolling interest due to contributions	—	—	—	—	(51)	—	(51)	3,485	3,434
Decrease in noncontrolling interest due to distributions	—	—	—	—	—	—	—	(20)	(20)
Issuance of common stock warrants	—	—	—	—	688	—	688	—	688
Cash dividends on redeemable convertible preferred stock	—	—	—	—	(592)	—	(592)	—	(592)
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(817)	—	(817)	—	(817)
Stock-based compensation	438,161	4	—	—	96	—	100	—	100
Balance at March 31, 2018	18,517,683	$185	1,826,096	$(6,286)	$714,213	$(683,239)	$24,873	$9,937	$34,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$(3,794)	$2,003
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss of non-controlling interest	(20)	—
Equity method loss from unconsolidated entities	—	119
Stock-based compensation and option amortization	100	152
Stock-based compensation related to purchase of treasury stock	—	116
Gain on disposal of assets	(253)	(6,840)
Amortization of deferred financing costs	41	447
Depreciation and amortization expense	341	322
Accretion of mortgage income	(129)	—
Accretion of discount on notes payable	224	194
Non-cash interest expense funded by loan draw	258	—
Changes in operating assets and liabilities:
Accrued interest receivable	(1)	(7)
Other receivables	(28)	(600)
Other assets	(96)	(154)
Accrued property taxes	68	(161)
Accounts payable and accrued expenses	(2,307)	(699)
Customer deposits and funds held for others	59	4,594
Accrued interest	115	(428)
Total adjustments, net	(1,628)	(2,945)
Net cash used in operating activities	(5,422)	(942)
INVESTING ACTIVITIES
Proceeds from sale of real estate owned, operating properties, and other assets	342	91,648
Purchases of property and equipment	(16)	(4)
Mortgage loan investment and fundings	70	—
Investment in unconsolidated entities	—	(839)
Investment in real estate owned and other operating properties	(1,147)	(856)
Net cash provided by (used in) investing activities	(751)	89,949
FINANCING ACTIVITIES
Proceeds from issuance of preferred equity	8,000	—
Equity issuance costs paid	(125)	—
Purchase of interest rate cap	(548)	—
Debt issuance costs paid	—	(100)
Repayments of notes payable	—	(50,000)
Repayments of capital leases	—	(2)
Dividends paid	(539)	(539)
Purchase of treasury stock	—	(338)
Contributions from (distributions to) noncontrolling interests	3,434	(8)
Net cash provided by (used in) financing activities	10,222	(50,987)

	Three Months Ended March 31,
	2018	2017

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,049	38,020
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,932	13,689
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	15,981	51,709
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS, END OF PERIOD	—	87
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS, END OF PERIOD	$15,981	$51,622

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$104	$1,284
Cash paid for taxes	$5	$5
Non-Cash Investing and Financing Transactions:
Capital expenditures in accounts payable and accrued expenses	$835	$481
Capital lease and other liabilities assumed by buyer in sale of property	$—	$4,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (together with its subsidiaries, the “Company”) is a real estate investment and finance company based in the southwestern United States engaged in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, servicing, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, hospitality assets, or other real estate assets, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through acquisition, foreclosure or other means. The Company has expanded its hospitality footprint and use of the L’Auberge brand through the acquisition or management of other luxury boutique hotels.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation, its wholly-owned operating subsidiaries, and variable interest entities in which the Company is determined to be the primary beneficiary. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (“Topic 606”). The adoption of Topic 606 had no impact on the Company’s consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” below for additional information.

Liquidity

As of March 31, 2018, our accumulated deficit aggregated $683.2 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as ongoing net operating losses resulting from the lack of income-producing assets, and the high cost of our previous debt financing. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2017 which, along with proceeds from asset sales, have been our primary sources of working capital. As part of our investment strategy to acquire income-producing assets, we acquired MacArthur Place and made certain mortgage investments during fiscal 2017.

In connection with our acquisition of certain hotel and related assets consisting of 64 luxury guest rooms, indoor and outdoor function space, full-service food and beverage outlet and restaurant operations, and spa operations located in Sonoma, California (“MacArthur Place”), the Company entered into a building loan agreement/disbursement schedule and related agreements (the

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

“MacArthur Loan”) with MidFirst Bank in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, $10.0 million of which has been set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The Company has begun to undertake a significant renovation project of MacArthur Place which is expected to continue until the third or fourth quarter of 2018.

The MacArthur Loan required the Company to fund minimum equity of $17.4 million, all of which has been funded. The Company was required to provide a loan repayment guaranty equal to 50% of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of March 31, 2018. In addition, the MacArthur Loan required MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

While the Company utilized its own equity (along with debt proceeds as described above) to fund the purchase of MacArthur Place, the Company sponsored L’Auberge Fund Manager, LLC, a wholly-owned subsidiary of the Company, which commenced an offering of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”) pursuant to Regulation D and Regulation S promulgated under the Securities Act. At March 31, 2018, the Company’s common member interest in the Hotel Fund totaled $15.6 million and held a preferred interest of $0.5 million. The net proceeds of the Offering are being used to (i) reimburse the Company’s initial investment in the Hotel Fund and (ii) fund certain renovations to MacArthur Place. The Company is expected to retain a 10.0% Preferred Interest in the Hotel Fund. The Hotel Fund has sold Preferred Interests to unrelated investors in the aggregate amount of $4.2 million through March 31, 2018. Since the Company is deemed the primary beneficiary of and controls the Hotel Fund, we have consolidated this entity.

As of March 31, 2018, we had cash and cash equivalents of $15.7 million, REO assets held for sale with a carrying value of $12.6 million, and other REO assets with a carrying value of $32.6 million that we intend to dispose of within the next 12 months. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

As further described in Note 11, on February 9, 2018, the Company entered into a Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement with its largest shareholder, JPMorgan Chase Funding Inc. (“Chase Funding”), pursuant to which Chase Funding agreed to purchase 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-3 Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. The Company intends to use the proceeds from the sale of these shares for general corporate purposes. While several of the terms of the Second Amended Certificate of Designation remained consistent with the Restated Certificate of Designation and provide substantially all of the rights and preferences of the Series B-1 and Series B-2 Preferred Stock, except that dividends on the Series B-3 Preferred Stock accrue at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. See Note 11 for additional information relating to the Series B-3 Preferred Stock. In connection with this transaction, the Company issued a warrant to Chase Funding to acquire 600,000 shares of our common stock that is exercisable at any time on or after February 9, 2021 for a two (2) year period at an exercise price of $2.25 per share.

We require liquidity and capital resources for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, including the $10.2 million Exchange Notes debt due in April 2019 (see Note 9 for additional information), dividends to our preferred shareholders, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash, mezzanine and mortgage loan interest income, revenues from ownership or management of hotels, proceeds from borrowings and equity issuances, and proceeds from the disposition of our existing REO assets held for sale. We believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate receiving from the disposition of our real estate held for sale, and debt and equity financing will be sufficient to allow us to fund our operations for a period of one year from the date these consolidated financial statements are issued.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

While we have been successful in securing financing through March 31, 2018 to provide adequate funding for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets, receipts of principal and interest on mortgage and related investments, there is no assurance that we will be successful in selling our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Redeemable Convertible Preferred Stock

During the three months ended March 31, 2018, the Company issued redeemable convertible preferred stock. The preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 145% of the original purchase price of the preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets.  Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. The Company is required to assess whether the preferred stock is redeemable at each reporting period.

Derivative Instruments and Hedging

We occasionally use interest rate derivatives to mitigate our risks against rising variable interest rate debts. Our interest rate derivatives currently consist of one interest rate cap which is not designated as a hedge. As such, this derivative is recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives are reported as other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of interest rate derivatives, are recognized in earnings as unrealized gain (loss) on derivatives in the accompanying condensed consolidated statements of operations.

Revenue Recognition

In the first quarter of 2018, the Company implemented ASU 2017-09. Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. ASU 2014-09 defines a five-step process to achieve this core principle.

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

The significant accounting policies that have changed as a result of the adoption of ASU 2014-09 are set forth below.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Hotel Revenues

We identified the following performance obligations in connection with our hotel revenues, for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

• Cancellable room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.

• Noncancellable room reservations and banquet or conference reservations represent a series of distinct goods or services provided over time satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.

• Material rights for free or discounted goods or services are satisfied at the earlier point in time when the material right expires or the underlying free or discounted good or service is provided to the hotel guest.

• Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

• Components of package reservations for which each component could be sold separately to other hotel guests are considered separate performance obligations and are satisfied as set forth above.

Hotel revenues primarily consist of hotel room rentals, food and beverage sales, and other ancillary goods and services. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided.

Although the transaction prices of room rentals, goods and other services are generally fixed and based on the respective room reservation or other agreement, an estimate to reduce the transaction price is required if a discount is expected to be provided to the customer. For corporate customers, the hotel offers discounts on goods and services sold in package reservations, and the corresponding transaction price is allocated to the performance obligations within the package based on the estimated standalone selling prices of each component. On occasion, the hotel may also provide the customer with a material right to a free or discounted good or service in conjunction with a room reservation or banquet contract. These material rights are considered separate performance obligations to which a portion of the transaction price is allocated based on the estimated standalone selling prices of the good or service, adjusted for the likelihood the hotel guest will exercise the right.

Funds Held by Lender and Restricted Cash

Funds held by lender and restricted cash includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes, insurance, and interest reserves. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$15,714	$11,789
Funds held by lender and restricted cash	267	143
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,981	$11,932

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09. This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs to clarify the application of the new revenue recognition standard, collectively referred to herein as ASU 2014-09. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our consolidated financial statements. See related disclosures in Note 3.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. We adopted the requirements of ASU 2016-15 which had no significant impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted the requirements of ASU 2016-18 which resulted in a change in the presentation of the statement of cash flows. The Company’s statement of cash flows for the three months ended March 31, 2017 has been retroactively restated for the effect of adopting this ASU, adding approximately $0.2 million to the beginning of the period cash, cash equivalents, and restricted cash and approximately $3.4 million to the end of the period cash, cash equivalents, and restricted cash. The reclassification resulted in a decrease to cash, cash equivalents, and restricted cash used in operating activities by $1.9 million and a decrease to cash, cash equivalents, and restricted cash provided by investing activities by $0.8 million. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows:

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$15,714	$48,235
Funds held by lender and restricted cash	267	3,387
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,981	$51,622

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. We adopted this standard effective January 1, 2018. Under the new standard, certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective method. We adopted this standard effective January 1, 2018, under the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) . The ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  This ASU codifies existing SEC guidance contained in SEC Staff Accounting Bulletin No. 118 (SAB 118), which expresses the view of the staff regarding application of existing guidance for the accounting for income taxes as it relates to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) which was signed into law in the fourth quarter of 2017. In accordance with ASU 2018-05, the Company has recorded provisional estimates for the accounting impacts of the Tax Act, including the transition tax, deferred tax remeasurements, and other items, due to the uncertainty regarding how these provisions are to be implemented and additional anticipated forthcoming guidance. Management has completed the analysis of the impacts of the Tax Act and we adopted ASU 2018-05, which had no impact to the consolidated financial statements during 2018.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

15, 2018. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — REVENUE

On January 1, 2018, we adopted Topic 606 using the modified retrospective method. The adoption of this standard did not have an impact on our consolidated financial statements, thus no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605-Revenue Recognition.

Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.

Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel properties, In-room dining and mini-bar revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audio-visual equipment/services, rental of function rooms, and other F&B related revenue. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenue as appropriate (i.e. gross vs. net).

Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort fees, spa and other guest services. Attrition and cancellation fees are recognized for non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.

The Company derives hotel revenues from our hotel in Sonoma, California.

Following is a breakdown of revenue by source (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating property revenue
Rooms	$692	$—
Golf range fees	—	575
Banquet	180	50
Food and beverage	485	220
Spa and fitness center	140	125
Other	67	58
Total operating property revenue	1,564	1,028
Mortgage loan income	625	8
Management fees, investment and other income	37	148
Total revenue	$2,226	$1,184

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET

As of March 31, 2018, the Company had five loans with an outstanding balance of $19.7 million, three of which were performing loans bearing a weighted-average interest rate of 9.96% as of March 31, 2018. As of December 31, 2017, the Company had four loans with an outstanding balance of $19.7 million, two of which were performing loans bearing a weighted-average interest rate of 9.69%. As of March 31, 2018 and December 31, 2017, the Company had two non-performing loans which have been fully reserved and have a zero carrying value. During the three months ended March 31, 2018 and 2017, we recorded mortgage interest income of $0.6 million and $8.0 thousand, respectively. As of March 31, 2018 and December 31, 2017, the valuation allowance was $12.7 million.

During the three months ended March 31, 2018, the Company originated one new construction loan for $13.1 million and received net origination fees related to underwriting the loan of $0.1 million. As of March 31, 2018, the Company has not yet advanced any loan proceeds due pursuant to the loan agreement. The loan is collateralized by a pledge of 100% of the direct equity interests in a parcel of real property, the improvements thereon, and all personal property located in Phoenix, Arizona. The loan has an original maturity date of July 18, 2020 with one available six-month extension. The loan has an annual interest rate of 8.5% plus one-month LIBOR. The origination fee is being amortized over the term of the loan using the effective interest method.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REAL ESTATE HELD FOR SALE, OTHER REAL ESTATE OWNED, AND OPERATING PROPERTIES

As of March 31, 2018, we held total REO assets of $66.4 million, of which $12.6 million were held for sale, $21.2 million were held as operating properties, and $32.6 million were classified as other real estate owned. At December 31, 2017, we held total REO assets of $64.6 million, of which $5.9 million were held for sale, $20.5 million were held as operating properties, and $38.3 million were classified as other real estate owned.

During the three months ended March 31, 2018, we sold an easement on an REO project for $0.3 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $0.3 million. During the three months ended March 31, 2017, we sold two REO assets (or portions thereof) for $91.6 million (net of transaction costs and other non-cash adjustments), resulting in a total net gain of $6.8 million, the majority of which is included as a component of discontinued operations in the unaudited condensed consolidated statement of operations.

During the three months ended March 31, 2018, the Company made capital cost additions of $2.0 million to owned operating properties and REO assets. Depreciation expense relating to our operating properties was $0.2 million for the three months ended March 31, 2018 and $0.3 million for the three months ended March 31, 2017. The 2017 amount which is included as a component of discontinued operations in the unaudited condensed consolidated statement of operations.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, these costs and expenses were $2.4 million and $4.7 million ($3.7 million of which is included in loss from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENTS
As of March 31, 2018 and December 31, 2017, we consolidated multiple variable interest entities (“VIE’s”) relating to three projects: two are comprised of real estate holdings and one is an operating hotel property. We are deemed to be the primary beneficiaries of these consolidated VIE’s as we have the power to direct the activities that most significantly affect their economic performance and we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIE’s are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these assets, which primarily comprised the following (in thousands):

	March 31, 2018	December 31, 2017
Total assets	$61,022	$59,320
Total liabilities	30,830	29,260

During the three months ended March 31, 2018, the Hotel Fund raised $3.4 million in Preferred Interests and made distributions of $20.0 thousand.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Derivative

We are exposed to risks arising from rising interest rates on our variable rate debt instruments.  To manage these risks, we primarily use interest rate derivatives. Our interest rate derivatives currently consist of one interest rate cap.  To mitigate the nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

During the three months ended March 31, 2018, we entered into an interest rate cap with a notional amount of $36.0 million and a rate cap of 2.2%. The interest rate cap had an effective date of March 21, 2018 and terminates on March 1, 2021, with a total cost of $0.5 million.  This instrument was not designated as a cash flow hedge.  During the three months ended March 31, 2018, there was no adjustment of the fair value on the interest rate cap.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis process and procedures are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We perform a valuation analysis of our loans, REO held for sale, and other REO, and derivative instruments on a quarterly basis. We consider all relevant, material circumstances to determine if, and the extent to which, a valuation allowance is required.

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

Fair Value Measurements of Derivative Instrument

As described in Note 7, during the three months ended March 31, 2018, we purchased an interest rate cap in order to mitigate our risk on variable debt against rising interest rates. In order to estimate the fair value of this derivative instrument, we use valuation reports from a third party broker who issued the derivative instrument. The report contemplates fair value by using inputs including market-observable data such as USD and foreign-denominated interest rate curves, foreign exchange rates, volatilities, and information derived from or corroborated by that market-observable data which are classified as Level 2 inputs in the fair value hierarchy. The fair value method does not contemplate credit valuation adjustments (“CVA”) which would be a Level 3 input as the CVA uses credit spreads which are generally unobservable to the market. The fair value used in these financial statements approximate fair value without the CVA. As of March 31, 2018 the fair value of the interest rate cap was $.5 million and there were no gains or losses on the instrument during the three months ended March 31, 2018.

Fair Value Measurements of Equity Securities

As described elsewhere in this Form 10-Q, during the three months ended March 31, 2018, we issued 2,352,941 shares of Series B-3 redeemable preferred convertible stock and a detachable common stock warrant to purchase 600,000 shares of common stock in connection with a financing transaction with Chase Funding. In order to estimate the fair value of the securities issued in this transaction pursuant to applicable accounting guidance, we engaged a third party valuation firm to assist us in our fair value assessment as our securities are not traded on an open exchange. In estimating fair value, the valuation firm considered the negotiated terms of this transaction, utilized certain current and prospective financial and operational data provided by management, obtained financial and other data from various public, financial, and industry sources, and evaluated applicable economic and industry conditions as of the valuation date, and their effects on the Company. Based on this analysis, management estimated the fair value of the equity securities issued or granted in connection with the transaction completed February 9, 2018 as follows:

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

Subject securities	Estimated Fair Value per Share
Series B-3 Preferred Stock	$4.12
JPM Warrants	$1.52

We accounted for the issuance of preferred convertible stock and common stock warrants in accordance with applicable accounting guidance, under which we allocated the $8.0 million investment amount in proportion to the relative fair value of the preferred convertible stock and common stock warrants. The allocated relative fair value of the warrants of $0.7 million was recorded as additional paid-in capital with an offsetting discount to the preferred convertible stock during the three months ended March 31, 2018. The common stock warrants have an exercise price of $2.25, a contractual term of 2 years and are not exercisable until February 9, 2021. The fair value of the common stock warrants was estimated at $0.9 million on the date of issuance using the Black-Scholes valuation model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the warrants. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. A summary of these applicable factors used in the valuation follows:

Expected stock price volatility	40%
Risk-free interest rate	2.26%
Expected life of warrants	3 years
Expected dividend yield	—%
Common Stock value discount for lack of marketability	25%

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three months ended March 31, 2018 and 2017. We recorded no other net recoveries of investment and credit losses during the three months ended March 31, 2018 and $0.1 million for the three months ended March 31, 2017, resulting from the collection of cash and/or other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the period.

As of March 31, 2018 and December 31, 2017, the valuation allowance totaled $12.7 million, representing 39.1% and 39.2%, respectively, of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of March 31, 2018, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of estimated fair value as of March 31, 2018 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of March 31, 2018 and December 31, 2017, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Note Payables, Net
$32.3 million note payable to MidFirst Bank secured by a first lien on an operating hotel property, interest-only payments due monthly at the 30-day LIBOR (1.88% and 1.56% at March 31, 2018 and December 31, 2017, respectively) plus 3.25% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (5.41% and 5.31% effective rate at March 31, 2018 and December 31, 2017, respectively), matures October 1, 2020 with possibility of two one-year extensions, with construction completion and repayment guarantee provided by the Company	$19,815	$19,557
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (7.50% and 5.75% at March 31, 2018 and December 31, 2017, respectively), matures December 31, 2019	5,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net of discount of $1.0 million and $1.2 million at March 31, 2018 and December 31, 2017, respectively, 4% annual coupon interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	9,162	8,938
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022 (classified as held for sale as of March 31, 2018)	116	116
Total notes payable	35,033	34,551
Less: deferred financing costs of notes payable	(405)	(446)
Total notes payable, net	$34,628	$34,105

Interest expense for the three months ended March 31, 2018 and 2017 was $0.7 million and $1.5 million, respectively. The 2017 amount includes $1.1 million, which is included in income from discontinued operations in the accompanying condensed consolidated statements of operations.

Senior Indebtedness

MacArthur Place

In October 2017, we borrowed $32.3 million from MidFirst Bank in connection with our purchase of MacArthur Place, of which $19.4 million was utilized for the purchase of MacArthur Place, approximately $10.0 million of which is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan bears floating interest equal to the 30-day LIBOR rate (1.88% and 1.56% at March 31, 2018 and December 31, 2017, respectively) plus 3.75%, which may be reduced by up to 0.50% if certain conditions are met. During the three months ended March 31, 2018, the Company made interest draws totaling $0.3 million against the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty with respect to the planned improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant. The Company was in compliance

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

with these covenants and guarantees at March 31, 2018 and December 31, 2017. In addition, the Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a balance of $1.0 million at March 31, 2018. This amount is reflected as a debt discount in the accompanying financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Had the Company met certain minimum cash and profitability conditions, the Company would have been required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018. Such conditions were not met and no prepayment was required.

Our notes payable and special assessment obligations have the following scheduled maturities as of March 31, 2018 (in thousands):

Year	Amount
2018	$28
2019	16,130
2020	19,841
2021	26
2022	8
Unamortized discounts	(1,000)
Total	$35,033

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company intends to expand its hospitality footprint through the acquisition and/or management of other luxury and boutique hotels.

The information presented in our reportable segments tables that follow are based in part on internal allocations which involve management judgment. Substantially, all revenues recorded are from external customers. There is no material intersegment activity.

Condensed consolidated financial information for our reportable operating segments as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is summarized as follows (in thousands):

	March 31,	December 31,
Balance Sheet Items	2018	2017
Total Assets
Mortgage and REO - Legacy portfolio and other operations	$67,694	$66,577
Hospitality and entertainment operations	39,751	39,337
Corporate and other	13,362	8,544
Consolidated total	$120,807	$114,458

	Three Months Ended March 31,
Cash Flow Items	2018	2017
Expenditures for additions to long-lived assets
Mortgage and REO - Legacy portfolio and other operations	$987	$197
Hospitality and entertainment operations	160	659
Corporate and other	16	4
Consolidated total	$1,163	$860

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Three Months Ended March 31, 2018
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$625	$—	$—	$625
Operating property, management fees, and other	—	1,566	35	1,601
Total Revenues	625	1,566	35	2,226

Total Operating Expenses	856	3,195	2,222	6,273

Other (Income) Expense
Gain on disposal of assets, net	(253)	—	—	(253)
Total Other (Income)	(253)	—	—	(253)

Total Costs and expense, net	603	3,195	2,222	6,020
Income (Loss) from continuing operations, before income taxes	22	(1,629)	(2,187)	(3,794)
Net Income (Loss)	$22	$(1,629)	$(2,187)	$(3,794)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Three Months Ended March 31, 2017
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$8	$—	$—	$8
Operating property, management fees, and other	20	1,110	46	1,176
Total Revenues	28	1,110	46	1,184

Total Operating Expenses	1,328	795	2,013	4,136

Other (Income) Expense
Gain on disposal of assets, net	(32)	—	—	(32)
Recovery of investment and credit losses, net	(66)	—	—	(66)
Equity loss from unconsolidated entities, net	119	—	—	119
Total Other Expenses	21	—	—	21

Total Costs and expense, net	1,349	795	2,013	4,157
Income (Loss) from continuing operations, before income taxes	(1,321)	315	(1,967)	(2,973)
Income from discontinued operations, net of tax	—	4,976	—	4,976
Net (Income) Loss	$(1,321)	$5,291	$(1,967)	$2,003

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of March 31, 2018 or December 31, 2017.

Preferred Stock

In 2014, the Company issued a total of 8.2 million shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock to certain investor groups in exchange for $26.4 million. Except for certain voting and transfer rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

On April 11, 2017, Chase Funding, an affiliate of JPMorgan Chase & Co., purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch pursuant to a Preferred Stock Purchase Agreement among the Company, Chase Funding and SRE Monarch.

On February 9, 2018, the Company entered into a Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement (the “Subscription Agreement”) with Chase Funding. Pursuant to the Subscription Agreement, Chase Funding agreed to purchase 2,352,941 shares (the “JPM Series B-3 Shares”) of Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-3 Preferred Stock”, and together with the Series B-1 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-1 Preferred Stock”) and the Series B-2 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-2 Preferred Stock”), referred to herein as the “Series B Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. The Subscription Agreement contains various representations, warranties and other obligations and terms that are commonly contained in a subscription agreement of this nature. The Company intends to use the proceeds from the sale of these shares for general corporate purposes. In connection with this transaction, the Company’s board of directors approved for filing with Secretary of State of the State of Delaware, the Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock of the Company (the “Second Amended Certificate of Designation”).

Dividends on the Series B-3 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears.

Holders of the Series B-3 Preferred Stock are entitled to receive a liquidation preference of 145% of the sum of the original price per share of Series B-3 Preferred Stock plus all accrued and unpaid dividends upon in accordance with the Second Amended Certificate of Designation.

Concurrent with the execution of the Subscription Agreement, the Company, Juniper, and Chase Funding entered into an Amended and Restated Investment Agreement pursuant to which the Company made certain representations and agreed to abide by certain covenants, including, but not limited to covenants relating to exemptions from registration under the Investment Company Act of 1940, as amended.

On February 9, 2018, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “JPM Warrant”) in accordance with the terms of the Subscription Agreement. The JPM Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share. The JPM Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The JPM Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis.

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

During the three months ended March 31, 2018, the Company issued 438,161 shares of common stock pursuant to previous restricted stock awards. We granted 30,000 options to employees pursuant to our Equity Incentive Plan during the three months ended March 31, 2018. Those options have an exercise price of $1.81 per share, vest over a three year term, and have an estimated fair value of $0.02 per option. During the three months ended March 31, 2018, no options were forfeited.

In addition, during the three months ended March 31, 2018, the Company issued a total of 44,132 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan for fiscal years 2017, which vest on June 29, 2018. Those restricted common stock have a fair value of $1.81 per share.

As of March 31, 2018, there were 1,085,497 stock options outstanding, of which 854,667 were fully vested, 2,600,000 stock warrants outstanding and 397,481 of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock.

Net stock-based compensation expense relating to the stock-based awards was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the three months ended March 31, 2018 or 2017. As of March 31, 2018, there was $0.4 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 0.28 years.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three months ended March 31, 2018 and 2017 (amounts in thousands, except for per share data):

	Three Months Ended March 31,
	2018	2017
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net Loss from continuing operations	$(3,794)	$(2,973)
Loss attributable to noncontrolling interest loss allocation	90	21
Preferred dividends - cash and deemed	(1,409)	(1,187)
Net Loss from continuing operations attributable to common shareholders	(5,113)	(4,139)
Net Income from discontinued operations attributable to common shareholders	—	4,976
Net (Income) Loss attributable to common shareholders	$(5,113)	$837

Denominator - Weighted average shares:
Weighted average number of common shares - basic & diluted	16,665,116	16,089,283
Basic and diluted earnings per common share:
Net loss per share, continuing operations	$(0.23)	$(0.19)
Preferred dividends per share	(0.08)	(0.07)
Net loss per share, continuing operations, net	(0.31)	(0.26)
Net income per share, discontinued operations	—	0.31
Net income (loss) attributable to common shareholders per share	$(0.31)	$0.05

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented as weighted average balances):

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	1,070,164	938,667
Restricted stock	392,570	660,489
Warrants to purchase common stock	2,340,000	2,000,000
Convertible preferred stock	9,533,333	8,200,000
Total	13,336,067	11,799,156

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  — INTANGIBLE ASSETS AND GOODWILL

A summary of our intangible assets and goodwill as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2018	2017	2018	2017	2018	2017
Amortizing intangible assets:
Trade name and other	$90	$90	$(7)	$(3)	$83	$87
Customer relationships	800	800	(133)	(29)	667	771
Non-Amortizing intangible assets:
Liquor license	100	100	—	—	100	100
Goodwill	15,380	15,380	—	—	15,380	15,380
Total intangible assets	$16,370	$16,370	$(140)	$(32)	$16,230	$16,338

Amortization expense relating to our purchased intangible assets was $0.1 million for the three months ended March 31, 2018. We performed an impairment assessment on goodwill and intangible assets and based on this assessment no impairment charges were recorded for the three months ended March 31, 2018.

As of March 31, 2018, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2018	$210
2019	280
2020	213
2021	13
2022	13
Thereafter	21
Total	$750

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Construction and Related Guarantees

As described in Note 9, the Company agreed to provide MidFirst Bank with a loan repayment guaranty equal to 50% of the principal amount of the MacArthur Loan and a construction completion guaranty with respect to the planned renovations of MacArthur Place. The construction completion guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy. The MidFirst Bank loan documents also require that the loan remain “in balance” throughout its term such that the sum of all remaining undisbursed loan funds and the amounts expended by the borrower will be sufficient to complete the approved construction budget and loan interest. If the loan becomes out of balance, the Company must fund the difference from its own equity. While we have not received final approval of the final construction budget from MidFirst Bank, it is anticipated that the renovation costs will exceed the loan amount initially set aside for construction purposes. Management is seeking approval of the final construction budget and an increase in the MacArthur Loan commitment. Management expects that any excess costs not funded by loan funds will be funded using offering proceeds from the Hotel Fund in excess of the reimbursement of our initial investment, and to the extent necessary, Company funds.

Well Repair Commitment

Certain of the New Mexico Partnerships hold ownership of rights to develop water on various parcels in Sandoval County, New Mexico. In order to preserve those rights, the related partnerships have agreed with the relevant New Mexico governmental authorities to undertake a remediation plan to replace the infrastructure of two existing deep well groundwater wells on one of the parcels as a more permanent solution. Under the terms of certain secured promissory notes with the related entities, the Company has agreed to fund the infrastructure development costs which is expected to total approximately $2.5 million and is expected to be completed within the next quarter. The Company incurred well development costs of $0.9 million during the three months ended March 31, 2018 and $1.8 million to date.

Loan Origination

During the three months ended March 31, 2018, the Company originated a construction loan for up to $13.1 million, bearing interest at 8.5% plus one month LIBOR with an initial maturity date of July 18, 2020. Funding of the loan does not commence until the borrower meets its equity requirement in the project of $9.7 million, which is expected to be met in the second or third quarter of 2018.

Guarantor Recovery

As more fully described in our Form 10-K for the year ended December 31, 2017, we have pursued and periodically receive favorable judgments against guarantors in connection with their personal guarantees of certain legacy loans on which we previously foreclosed. Similarly, we have filed claims against certain insurance providers or other parties for reimbursement of amounts due under such policies. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amounts or amounts collectible under insurance claims, we do not record recoveries for any amounts due under such judgments or claims, except to the extent we have received assets without contingencies. Nevertheless, these matters may be subject to appeal.

During the three months ended March 31, 2017, we recorded cash, receivables and/or other asset recoveries of $0.1 million from guarantor settlements, insurance recoveries and other settlements, and none for the three months ended March 31, 2018.

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

Legal Matters

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business. While various asserted and unasserted claims may exist, resolution of these matters cannot be predicted with certainty. We establish reserves for legal claims when

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

payments associated with the claims become probable and the payments can be reasonably estimated. Given the uncertainty of predicting the outcome of litigation and regulatory matters, it is generally difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims.
Partnership Claims
In August 2016, a limited liability company member of Carinos Properties, LLC and Unit 6 Partners, LLC, filed a complaint in the United States District Court for the District of Arizona alleging the Company breached its fiduciary duty to plaintiff under ERISA with respect to certain property we own in New Mexico. Damages were not specified. In April 2018, the court denied the Company’s motion for summary judgment in the case, but stayed any further action in the case pending the results of related litigation before the state trial court (“State Court”) described below. Management believes plaintiff’s claims are without merit and intends to vigorously defend against this claim.
On April 20, 2017, a subsidiary of the Company filed an action against a limited partner in Recorp-New Mexico Limited Partnership LLC (“RNMA I”) with the United States District Court, District of Arizona (“USDC”) seeking declaratory relief that the partner’s limited partnership interest in RNMA I has been properly conveyed to the IMH subsidiary. The USDC dismissed the action and the Company subsidiary appealed to the United States Court of Appeals, Ninth Circuit (“Ninth Circuit”). The limited partner had disputed the effectiveness of the transfer of his limited partnership interest and the similar transfer of other limited partnership interests in RNMA I to the Company. This limited partner has initiated litigation in the State Court seeking to resolve this dispute in another forum. This matter has been stayed at the Ninth Circuit level pending the litigation described below. Based on the advice of counsel, management believes the transfer of the limited partnership interests by the then-acting general partner was done in accordance with the rights granted to the general partner under the relevant organizational documents, and we believe that it is more likely than not that the court in the above referenced matter will agree with that conclusion. However, if the State Court were to rule that the limited partner interest transfers were ineffective, this could result in the recording of noncontrolling interests in that partnership of approximately $3.1 million as of March 31, 2018. The ultimate outcome of this litigation cannot presently be determined with certainty and no amounts have been accrued for this matter in the consolidated financial statements.
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

Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case that is in the Arizona District Court. The case arose from claims by another creditor of receivership over Justin Ranch 123, LLP, alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit seeks damages totaling $0.3 million, plus attorney fees and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. The Company believes that any liability it may ultimately incur would not have a material adverse effect on its financial condition or its result of operations.
11333, Inc. Claim

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

In 2008, a subsidiary of the Company suffered a loss due to hurricane damage sustained to a property it owned in Galveston, Texas. This property did not have insurance coverage at the time of loss. In March of 2011, the subsidiary filed a claim under an errors and omissions policy with its insurer, Lloyd’s of London (“Lloyd’s”), for failure to maintain adequate insurance on the property. The claim which was denied by Lloyd’s and the Company filed a lawsuit with respect to this policy in the United States District Court of Arizona (the “Court”) against Lloyd’s and the Company’s insurance broker, HUB International Insurance Co. (“HUB”). On April 5, 2017, the Court denied the Company’s motion for summary judgment and granted the defendants’ motions for summary judgment, which the Company has appealed. Lloyd’s and HUB have recently filed motions seeking reimbursement of attorney fees in the amount of up to $1.2 million and the Company has filed opposing motions. The parties are currently awaiting the Court’s decision and the ninth circuit court stayed the deadline for 11333, Inc.’s appeal proceedings until a decision is made by the Court related to the motion for award of attorney fees. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined and no amounts have been accrued for in these condensed consolidated financial statements.
Hotel Fund Obligations
As more fully described in our Form 10-K for the year ended December 31, 2017, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company will provide the funds necessary to pay the Preferred Distribution for such month. Such payment will be treated as an additional capital contribution and the Company’s capital account will be increased by such amount. Moreover, we, as the sponsor, have agreed to fund, in the form of common capital contributions, up to 6.0% of gross proceeds as selling commissions and up to 1.0% of gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. These portions of our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a capital transaction. During the three months ended March 31, 2018, the Company contributed $0.1 million and paid commissions of $0.1 million under these provisions. The ultimate timing and amount of such required shortfall funding is indeterminable and could be material to the Company’s operations and liquidity.
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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned no legacy fees during the three months ended March 31, 2018 and $0.6 million during the three months ended March 31, 2017.

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company entered into a consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital Partners, LLC (“Juniper Capital”), one of the Series B Investors, pursuant to which JCP agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities and (b) assisting the Company in managing and liquidating assets, including non-performing assets. The initial term of the Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination was provided by either party. Pursuant to an amendment to the Consulting Agreement, the Company and JCP agreed to extend the term of the Consulting Agreement for successive one year periods with an annual base consulting fee of $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors). JCP is entitled to receive a maximum 1.25% origination fee on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP, subject to reduced fee based on the increasing size of the loan or investment. Under the terms of the Consulting Agreement, JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP, equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from the (ii) the gross sales proceeds from the sale of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the three months ended March 31, 2018 and 2017, we incurred base consulting fees to JCP of $0.1 million and $0.2 million, respectively. JCP earned no legacy fees during the three months ended March 31, 2018 and $1.0 million during the three months ended March 31, 2017.

Notes Receivable from Certain Partnerships

During the year ended December 31, 2017, a subsidiary of the Company executed promissory notes and related agreements with certain of the previously unconsolidated partnerships (which the Company began consolidating beginning September 2017) to loan up to $5.0 million to cover anticipated operating and capital expenditures. As of March 31, 2018 and December 31, 2017, the total principal advanced under these notes was $3.4 million and $1.9 million, respectively. These promissory notes and all related accrued interest receivable have been eliminated in consolidation.

Preferred Stock

On February 9, 2018, the Company entered into a Subscription Agreement with Chase Funding. Pursuant to the Subscription Agreement, Chase Funding agreed to purchase 2,352,941 shares of Series B-3 Preferred Stock, $0.01 par value per share, of the Company at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. Additionally, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock in accordance with the terms of the Subscription Agreement. See Note 11 for additional information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a substantial portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we will foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that are contained in debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	our inability to manage through the on-going slow recovery of the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	a decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview of the Business

We are a real estate investment and finance company focusing on investments in commercial, hospitality, industrial and residential real estate and mortgages secured by such assets. We are engaged in developing, managing, and either holding for investment or disposing of real property acquired through investment, foreclosure or other means. The Company seeks opportunities to invest in real estate-related platforms or projects in partnership with other experienced real estate investment firms, and to sponsor and co-invest in real estate mortgages and other real estate-based investment vehicles. The Company intends to continue to expand its hospitality footprint through the acquisition or management of other luxury boutique hotels. We believe that our well-established hospitality management team can replicate the success we achieved at our Sedona hotels through the strategic expansion of our hospitality business model.

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

As of March 31, 2018, we held mortgage and real estate assets with a carrying value of $64.9 million. Our REO held for sale and other REO are being marketed for disposition within the next twelve months.

With cash and cash equivalents of $15.7 million at March 31, 2018, and anticipated proceeds from asset sales and financing, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures or other attractive investments, acquisitions of hospitality, or other real estate assets.

During the three months ended March 31, 2018, we originated one new loan for $13.1 million. The loan has an original maturity date of July 18, 2020 with one six-month extension. The loan bears annual interest at a rate of 8.5% plus one-month LIBOR. As of March 31, 2018, the Company has not yet advanced any loan proceeds due pursuant to the loan agreement.

On October 2, 2017, we acquired certain hotel and related assets consisting of 64 luxury guest rooms, indoor and outdoor function space, full-service food and beverage outlet and restaurant operations, and spa operations located in Sonoma, California (the “MacArthur Hotel”, aka “MacArthur Place”) for a purchase price $36.0 million. In connection with the acquisition of the MacArthur Hotel, the Company entered into a building loan agreement/disbursement schedule and related agreements (the “MacArthur Loan”) with MidFirst Bank (“MidFirst”) in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million of which is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires us to fund minimum equity of $17.4 million, all of which has been funded as of March 31, 2018.

Key Operational Aspects

•	As a result of the issuance of the B-3 preferred equity, the Company’s total assets were $120.8 million as of March 31, 2018 compared to $114.5 million as of December 31, 2017.

•	The Company’s net income (loss) for the three months ended March 31, 2018 was $(3.8) million compared to net income of $2.0 million for the three months ended March 31, 2017.

•	The Company’s total revenue from continuing operations increased by $1.0 million to $2.2 million for the three months ended March 31, 2018 from the corresponding periods in 2017.

•
The Company’s basic and diluted net loss from continuing operations per common share for the three months ended March 31, 2018 was $0.31 compared to net loss from continuing operations per common share of $0.26 for the three months ended March 31, 2017.

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Revenues (in thousands)
	Three Months Ended March 31,
Revenues:	2018	2017	$ Change	% Change
Operating property revenue	$1,564	$1,028	$536	52.1%
Mortgage loan income	625	8	617	7,712.5%
Management fees, investment and other income	37	148	(111)	(75.0)%
Total Revenue	$2,226	$1,184	$1,042	88.0%

Operating Property Revenue. For the three months ended March 31, 2018, there was $1.6 million in operating property revenue as compared to $1.0 million during the three months ended March 31, 2017, an increase of $0.5 million or 52.1%. The year-over-year increase in operating property revenue is primarily attributable to the purchase of the MacArthur Place hotel in the fourth quarter of 2017 and the sale of our golf course operation in the second quarter of 2017.

Mortgage Loan Income. For the three months ended March 31, 2018, income from mortgage loans was $0.6 million, an increase of $0.6 million from the three months ended March 31, 2017. The year-over-year increase in mortgage loan income is primarily attributable to the newly acquired performing loans in mid-to-late 2017.

Management Fees, Investment and Other Income. For the three months ended March 31, 2018, management fees, investment and other income was $37.0 thousand, a decrease of $0.1 million, or 75.0%, over the three months ended March 31, 2017. The year-over-year decrease is primarily attributable to no longer receiving management fees for the Sedona hotels.

Costs and Expenses

Expenses (in thousands)
	Three Months Ended March 31,
Expenses:	2018	2017	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$2,238	$819	$1,419	173.3%
Expenses for non-operating real estate owned	196	166	30	18.1%
Professional fees	875	929	(54)	(5.8)%
General and administrative expenses	1,879	1,745	134	7.7%
Interest expense	744	433	311	71.8%
Depreciation and amortization expense	341	44	297	675.0%
Gain on disposal of assets, net	(253)	(32)	(221)	690.6%
Recovery of investment and credit losses, net	—	(66)	66	(100.0)%
Equity method loss from unconsolidated entities	—	119	(119)	(100.0)%
Total Costs and Expenses	$6,020	$4,157	$1,863	44.8%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended March 31, 2018, operating property direct expenses were $2.2 million, an increase of $1.4 million, or 173.3%, from $0.8 million for the three months ended March 31, 2017. The year-over-year increase in operating property direct expenses is primarily attributed to higher operating costs and non-capitalizable renovation costs of the MacArthur Place hotel over those of the operating golf course property that was sold in the second quarter of 2017.

Expenses for Non-Operating Real Estate Owned. For the three months ended March 31, 2018, expenses for non-operating real estate owned assets were $0.2 million, an increase of $30.0 thousand or 18.1%, from $0.2 million for the three months ended March 31, 2017. The slight year-over-year increase is primarily attributable to an increase in real estate taxes and asset repair and maintenance costs, in addition to the gross up of the consolidated New Mexico partnership costs.

Professional Fees. For the three months ended March 31, 2018 and 2017, professional fees remained consistent at $0.9 million and $0.9 million. The slight decrease in professional fees is primarily attributed to an increase in transaction and related costs.

General and Administrative Expenses. For the three months ended March 31, 2018 and 2017, general and administrative expenses were $1.9 million and $1.7 million, respectively, an increase of $0.1 million or 7.7%. The increase in general and administrative costs is primarily attributed to increased payroll and bonuses, offset slightly by lower other general and administrative expenses.

Interest Expense. For the three months ended March 31, 2018, interest expense was $0.7 million as compared to $0.4 million for the three months ended March 31, 2017, an increase of $0.3 million, or 71.8%. The year-over-year increase is attributed primarily to interest on the MacArthur loan.

Depreciation and Amortization Expense. For the three months ended March 31, 2018, depreciation and amortization expense was $0.3 million compared to $44.0 thousand for the three months ended March 31, 2017. The year-over-year increase is due primarily to depreciation and amortization on the MacArthur Place.

Gain on Disposal of Assets. We sold an easement on an REO asset for $0.3 million resulting in a gain of $0.3 million during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold no REO assets but rather adjusted for a prior asset sale gain in the amount of $32.0 thousand.

Recovery of Investment and Credit Losses. For the three months ended March 31, 2018, we recorded no recoveries of investment and credit losses. Recoveries of $0.1 million were recorded for the three months ended March 31, 2017, primarily resulting from cash recovered from guarantors on certain legacy loans.

Equity Loss of Unconsolidated Subsidiaries. For the three months ended March 31, 2018 and 2017, we recorded net losses of unconsolidated subsidiaries in the amount of none and $0.1 million, respectively. These losses resulted from allocations of various operating expenses combined with a lack of revenue from such partnerships.

Discontinued Operations. We sold our Sedona hotel assets on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income from discontinued operations for the three months ended March 31, 2018 and 2017. Our Sedona hotels contributed a net income of $5.0 million for the three months ended March 31, 2017 (including a gain on sale of $6.8 million).

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three months ended March 31, 2018 and 2017, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-Q, we sold our Sedona hotels on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the three months ended March 31, 2017. While the Sedona hotels have been presented as discontinued operations in the accompanying condensed consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. In this regard, the Company acquired MacArthur Place in the fourth quarter of 2017 and is actively evaluating other hospitality assets for purchase or management.

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

A summary of the financial results for each of our operating segments during the three months ended March 31, 2018 and 2017 follows (in thousands):

Hospitality and Entertainment Operations

	Three Months Ended March 31,
	2018	% of Consolidated Total	2017	% of Consolidated Total
Total Revenue	$1,566	70.4%	$1,110	93.8%
Expenses:
Operating property expenses (exclusive of interest and depreciation)	2,238	100.0%	819	100.0%
Professional fees	59	6.7%	(12)	(1.3)%
General and administrative expenses	314	16.7%	(12)	(0.7)%
Total operating expenses	2,611		795
Other Expenses:
Interest expense	305	41.0%	—	—%
Depreciation & amortization expense	279	81.8%	—	—%
Other expenses	584		—
Total expenses	3,195	53.1%	795	19.1%
Net Income (Loss) from Continuing Operations:	(1,629)		315
Net income from discontinued operations, net of tax	—	—%	4,976	100.0%
Net Income (Loss) Attributable to Common Shareholders	$(1,629)	32.7%	$5,291	632.1%

For the three months ended March 31, 2018 and 2017, the hospitality and entertainment operations segment revenues were $1.6 million and $1.1 million, respectively. Net income from discontinued operations for the three months ended March 31, 2017 includes gain on the sale of the Sedona hotels of $6.8 million.

For the three months ended March 31, 2018 and 2017, the hospitality and entertainment operations segment contributed 70.4% and 93.8%, respectively, of total consolidated revenues. The year-over-year decrease in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to increased revenues in our mortgage loan segment.

Similarly, during the three months ended March 31, 2018 and 2017, the hospitality and entertainment operations segment constituted the majority of consolidated operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled (66.7)% and 28.4% for the three months ended March 31, 2018 and 2017, respectively. The decrease in net operating income percentages for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily attributed to increased operating property direct expenses in addition to non-capitalizable renovation costs.

Of the $2.6 million in total operating expenses for the three months ended March 31, 2018, the hospitality management company expenses accounted for $0.2 million of the total.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $(1.6) million and $0.3 million of the total consolidated net income (loss) from continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	Three Months Ended March 31,
	2018	% of Consolidated Total	2017	% of Consolidated Total

Total Revenue	$625	28.1%	$28	2.4%
Expenses:
Expenses for non-operating real estate owned	196	100.0%	166	100.0%
Professional fees	547	62.5%	1,021	109.9%
General and administrative expense	—	—%	7	0.4%
Total operating expenses	743		1,194
Other expenses (income):
Interest expense	113	15.2%	134	30.9%
Gain on disposal of assets, net	(253)	100.0%	(32)	100.0%
Recovery of investment and credit losses, net	—	—%	(66)	100.0%
Earnings in unconsolidated subsidiaries	—	—%	119	100.0%
Other expenses (income)	(140)		155
Total expenses, net of gains	603	10.0%	1,349	32.5%
Net Income (Loss)	22	(0.6)%	(1,321)	(66.0)%
Net loss attributable to noncontrolling interests	131	145.6%	21	100.0%
Net Income (Loss) Attributable to Common Shareholders	$153	(3.0)%	$(1,300)	(155.3)%

For the three months ended March 31, 2018 and 2017, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 28.1% and 2.4%, respectively, of total consolidated revenues. The year-over-year increase in segment revenue as a percentage of total revenue for the three months ended March 31, 2018 resulted primarily from purchases of mortgage loans in mid-to-late 2017.

For the three months ended March 31, 2018 and 2017, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net of gains, of $0.6 million and $1.3 million, respectively. The year-over-year decrease in net expenses for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to (i) gains from the sale of REO assets (or portions thereof), (iii) decreases in professional fees, and (iv) increases in mortgage revenue due to the purchase of mortgage loans starting in mid-to-late 2017. The segment recorded no recovery or provision for the three months ended March 31, 2018 compared to $0.1 million recovery of investment and credit losses recognized for the three months ended March 31, 2017.

After revenues, less interest, depreciation and amortization expenses, and recoveries of investment and credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net income (loss) of $22.0 thousand and $(1.3) million for the three months ended March 31, 2018 and 2017, respectively.

See “Note 4 – Mortgage Loans, Net” and “Note 5 – Real Estate Held for Sale, Other Real Estate Owned, and Operating Properties” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	Three Months Ended March 31,
	2018	% of Consolidated Total	2017	% of Consolidated Total

Total Revenue	$35	1.6%	$46	3.9%
Expenses:
Professional fees	269	30.7%	(80)	(8.6)%
General and administrative expense	1,565	83.3%	1,750	100.3%
Total operating expenses	1,834		1,670
Other expenses:
Interest expense	326	43.8%	299	69.1%
Depreciation & amortization expense	62	18.2%	44	100.0%
Other expenses	388		343
Total expenses	2,222	36.9%	2,013	48.4%
Net Loss	(2,187)	57.6%	(1,967)	(98.2)%
Cash dividend on redeemable convertible preferred stock	(592)	100.0%	(528)	100.0%
Deemed dividend on redeemable convertible preferred stock	(817)	100.0%	(659)	100.0%
Net Loss Attributable to Common Shareholders	$(3,596)	70.3%	$(3,154)	(376.8)%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any material revenues for the Company for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017, the Corporate and Other segment contributed $2.2 million and $2.0 million, respectively, or 36.9% and 48.4%, to total consolidated expenses. The increase in expenses for this segment is primarily attributable to (i) increased professional fees, and (ii) increased interest expense.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of March 31, 2018, our loan portfolio consisted of five first mortgage loans with a carrying value of $19.7 million. As of December 31, 2017, our loan portfolio consisted of four first mortgage loans with a carrying value of $19.7 million. As of March 31, 2018 and December 31, 2017, two of the loans are fully reserved and have a zero carrying value. During the three months ended March 31, 2018, we originated one loan for $13.1 million (none of which has been funded as of March 31, 2018), and earned net origination fees related to underwriting the loan of $0.1 million. As of March 31, 2018 and December 31, 2017, the valuation allowance represented 39.1% and 39.2%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

As of March 31, 2018, the collateral underlying our loan portfolio was located in California, Missouri, Texas, and Arizona. As of December 31, 2017, the collateral underlying our loan portfolio was located in California, Missouri, and Texas. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change in the geographic diversification of our loans is primarily attributed to loan purchases and originations.

While our lending activities have historically been focused primarily in the southwestern United States, we remain flexible in further diversification of our investments geographically if attractive opportunities arise when we recommence lending activities at a meaningful level.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to either the Prime rate or LIBOR rate with interest rate floors. At March 31, 2018 and December 31, 2017, the Prime rate was 4.75% and 4.50%, respectively. At March 31, 2018 and December 31, 2017, the LIBOR rate was 1.88% and 1.56%, respectively.

As of March 31, 2018, three of our five loans were performing, had a weighted average principal balance $6.6 million, and a weighted average interest rate of 9.96%. At December 31, 2017, two of our four loans were performing and had a weighted average principal balance of $10.0 million and a weighted average interest rate of 9.69%.

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding interest rates for our loan portfolio.

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

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of March 31, 2018, the original projected end-use of the collateral under our loans was classified as 38.9% residential and 61.1% commercial. As of December 31, 2017, the original projected end-use of the collateral under our loans was classified as 39.2% residential and 60.8% commercial.

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our mortgage loan portfolio, net of the valuation allowance, as of March 31, 2018, has scheduled maturity dates as follows:

Quarter	Principal and Interest Balance	Percent	#
Matured	$12,682	39.1%	2
Q3 2018	7,455	23.0%	1
Q4 2019	12,336	38.1%	1
2020 and thereafter	(63)	(0.2)%	1
Total principal and interest	32,410	100.0%	5
Less: valuation allowance	(12,682)
Net carrying value	$19,728

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding loan modifications.

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

At March 31, 2018, we held total REO assets of $66.4 million, of which $12.6 million were held for sale, $21.2 million were operating properties, and $32.6 million were classified as other real estate owned. At December 31, 2017, we held REO assets of $64.6 million, of which $5.9 million were held for sale, $20.5 million were held as operating properties, and $38.3 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Minnesota, Utah, and New Mexico.

During the three months ended March 31, 2018, we sold an easement on an REO projects for $0.3 million (net of transaction costs and other adjustments), resulting in a net gain on disposal of $0.3 million. During the three months ended March 31, 2017, we sold two REO assets (or portions thereof) for $91.6 million (net of transaction costs and other adjustments), resulting in a total net gain of $6.8 million (which is included in income from discontinued operations on the accompanying condensed consolidated statement of operations).

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations, which totaled $2.4 million and $4.7 million ($3.7 million of which is included in income from discontinued operations) for the three months ended March 31, 2018 and 2017, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.1 million and $0.9 million during the three months ended March 31, 2018 and 2017, respectively.

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

See “Note 5 – Real Estate Held for Sale, Other Real Estate Owned, and Operating Properties” in the accompanying condensed consolidated financial statements for additional information.

Important Relationships between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan in defaults at March 31, 2018 and December 31, 2017 consisted of impaired legacy mortgage loans. At March 31, 2018 and December 31, 2017, two of our outstanding loans were in default, both of which were past their respective scheduled maturity dates and fully reserved. We are in the process of pursuing certain enforcement action which could lead to foreclosure or other disposition of assets serving as collateral for our other portfolio loans in default. The timing of foreclosure on the remaining loan collateral is dependent on several factors, including applicable state statutes, other existing liens, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, and summaries of the procedures performed in connection with our fair value analysis as of March 31, 2018, is presented in Note 8 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three months ended March 31, 2018 and 2017. However, we recorded net recoveries of prior investment and credit losses of $0.1 million during the three months ended March 31, 2017 and none during the three months ended March 31, 2018 relating to the collection of cash, receivables and/or other assets from guarantors on certain legacy loans and insurance reimbursements. For both the three months ended March 31, 2018 and 2017, we recorded no impairment of real estate owned.

As of March 31, 2018 and December 31, 2017, the valuation allowance totaled $12.7 million, representing and 39.1% and 39.2%, respectively, of the total outstanding loan principal and accrued interest balance.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have secured financing when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a remaining balance of $1.0 million at March 31, 2018. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three months ended March 31, 2018 totaled $0.2 million. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Had the Company met certain minimum cash and profitability conditions, the Company would have been required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018. Such conditions were not met and no prepayment was required.

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

Special Assessment Obligations

As of March 31, 2018 and December 31, 2017, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had a remaining balance of $0.1 million and $0.1 million, respectively. This special assessment obligation has amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and is secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at March 31, 2018. We made no principal payments on this special assessment obligation during the three months ended March 31, 2018.

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

Hotel Acquisition and Construction Loan

In connection with the acquisition of the MacArthur Hotel on October 2, 2017, the Company entered into a building loan agreement/disbursement schedule and related agreements with MidFirst, dated as of October 2, 2017, in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million of which is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires the Company to fund minimum equity of $17.4 million, the majority of which was funded at the time of the MacArthur Place purchase and the balance of which will be funded during the renovation period. The MacArthur Loan has an initial term of three years, and may be extended for two one year periods if the loan is in good standing and upon satisfaction of certain conditions, and upon payment of a fee of 0.35% of outstanding principal per extension. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75%, which may be reduced by (a) 0.25% if certain minimum compensating balances are maintained at the Bank and by (b) 0.50% if certain additional conditions are met.

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

Hotel Fund Offering

During the fourth quarter of 2017, L’Auberge Fund Manager, LLC (the “Fund Manager”), a wholly-owned subsidiary of the Company, commenced an offering of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”) pursuant to Regulation D and Regulation S promulgated under the Securities Act (the “Offering”). The Company, through another wholly-owned subsidiary (the “Common Member”), made an initial investment of approximately $17.8 million for common member interests in the Hotel Fund. The Common Member’s investment and an initial advance of $19.4 million on the MacArthur Loan were used to acquire the MacArthur Hotel (the “Property”) as described above. The net proceeds of the Offering, after the payment of certain organizational and offering costs, are to be used to (i) repay the Common Member’s initial investment and (ii) fund the renovation of the Property.

Purchasers of the Preferred Interests (the “Preferred Members”) will be entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). The Fund Manager is expected to retain a 10.0% Preferred Interest in the Hotel Fund. Prior to the sale or other disposition of the Property, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company, through the Common Member, will provide the funds necessary to pay the Preferred Distribution for such month. Such payment by the Common Member will be treated as an additional capital contribution and the Common Member’s capital account will be increased by such amount. In addition, on a quarterly basis, the Hotel Fund will distribute ten percent (10.0%) of cash available for distribution, as defined in the Hotel Fund’s LLC Agreement, after payment of the Preferred Distribution, calculated for the most recently completed fiscal quarter to the Preferred Members pro rata in proportion to the weighted average Preferred Interests owned during the applicable quarterly period (the “Quarterly Excess Cash Distribution”). Additionally, upon the refinance or sale of all or a portion of the Property, Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”). The Company will have no obligation to contribute the funds necessary to pay the Preferred Distribution or the Additional Preferred Distribution upon a capital transaction such as the sale or refinancing of the Property. Upon a capital transaction, the Company will distribute 10.0% of any cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned. As of March 31, 2018, the Hotel Fund raised $4.2 million in outside Preferred Interests. As of March 31, 2018, the Company’s common interest balance was $15.6 million and its Preferred Interest balance was $0.5 million.

The Hotel Fund intends to pursue a liquidity event, with a focus on the sale of all or substantially all of the Hotel Fund’s assets, approximately four to six years following commencement of the Offering.

Off-Balance Sheet Arrangements

General

We have equity interests in a number of consolidated joint ventures and limited partnerships with varying structures. Most of the joint ventures and partnerships in which we have an interest are involved in the ownership and/or development of real estate. A venture or partnership will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture or partnership may request a contribution from the partners, and we will evaluate such request.

During the year ended December 31, 2017, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships to provide a collective lending facility with a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of March 31, 2018, the total principal advanced under these notes was $3.4 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.75% at March 31, 2018) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable have been eliminated in consolidation.

Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt
At March 31, 2018 and December 31, 2017, certain of our joint ventures and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.
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

 At March 31, 2018, we had cash and cash equivalents of $15.7 million, as well as REO held for sale of $12.6 million, which we believe are sufficient to cover our liquidity needs over the next twelve months. However, our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our requirements for liquidity as of and for the three months ended March 31, 2018, except that our $10.2 million Exchange Notes have a maturity date of April 28, 2019.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $5.4 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $0.8 million and $89.9 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash from investing activities is attributed primarily to reduced REO sales and their resulting proceeds from the disposal of assets, offset by increased investment in real estate owned. Proceeds received from the sale of REO assets and mortgage loans totaled $0.3 million and $91.6 million for the three months ended March 31, 2018 and 2017, respectively. Mortgage loan funding totaled $0.1 million during the three months ended March 31, 2018, while there were no mortgage loan fundings during the three months ended March 31, 2017. Additionally, capital investments in real estate owned increased year over year totaling $1.1 million and $0.9 million during the three months ended March 31, 2018 and 2017, respectively.

Cash Provided By (Used In) Financing Activities.

Net cash provided by (used in) financing activities was ($10.2 million) and $51.0 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2017, we repaid notes payable of $50.0 million and none during the three months ended March 31, 2018. We received $8.0 million for the issuance of preferred equity and $3.4 million for the issuance of preferred equity in the Hotel Fund during the three months ended March 31, 2018. We also made dividend payments of $0.5 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of March 31, 2018, there have been no significant changes in our critical accounting policies from December 31, 2017, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2018.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of March 31, 2018.
This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

PART II

ITEM 1.    LEGAL PROCEEDINGS.

The status of our legal proceedings is provided in Note 13 - “Commitments and Contingencies” of the accompanying unaudited condensed consolidated financial statements and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or results of operations. The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Holders of the preferred limited liability company interests in the Hotel Fund may pursue rescission rights and related claims.

Holders of the preferred limited liability company interests in the Hotel Fund may allege that some aspects of the use of the net proceeds of the offering are inconsistent with the disclosure contained in the offering documents issued by the Hotel Fund in connection with the offer and sale of the preferred limited liability company interests. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in the value of such holder's units caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the units. If such holders bring successful rescission claims against the Hotel Fund, it may not have sufficient funds to pay such claims.

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

Date:	May 15, 2018	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	May 15, 2018
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	May 15, 2018
Samuel J. Montes	and Principal Accounting Officer)