Form 10-Q
period 2018-06-30
IMH Financial Corp
filed 2018-08-14
CIK 1397403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

The registrant had 1,576,616 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 691,733 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock, 5,595,148 shares of Series B-2, 2,352,941 shares of B-3, and 22,000 shares of Series A Preferred Stock. The Series B-1, B-2 and B-3 Preferred Stock is collectively convertible, and when combined with outstanding common stock would convert into 27,279,551 outstanding common shares as of June 30, 2018.

IMH Financial Corporation

June 30, 2018 Form 10-Q Quarterly Report

PART I

ITEM 1.      FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and cash equivalents	$30,098	$11,789
Funds held by lender and restricted cash	308	143
Mortgage loans, net	22,859	19,668
Real estate held for sale	12,615	5,853
Operating properties, net	21,885	20,484
Other real estate owned	32,832	38,304
Goodwill	15,380	15,380
Other intangibles, net	780	958
Other receivables	477	410
Other assets	1,858	899
Property and equipment, net	463	570
Total assets	$139,555	$114,458

Liabilities
Accounts payable and accrued expenses	$5,130	$7,904
Accrued property taxes	338	301
Dividends payable	-	539
Accrued interest	419	189
Customer deposits and funds held for others	1,067	750
Notes payable, net of discount	35,173	34,105
Total liabilities	42,127	43,788

Redeemable convertible preferred stock, $.01 par value; 100,000,000 shares authorized; 10,552,941 and 8,200,000 shares outstanding; liquidation preference of $51,170 and $39,570 at June 30, 2018 and December 31, 2017, respectively	43,778	34,859
Perpetual preferred stock, liquidation preference of $22,000	21,743	-

Commitments and contingencies (Notes 13 and 14)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 18,596,774 and 18,079,522 shares issued at June 30, 2018 and December 31, 2017; 16,726,610 and 16,253,426 shares outstanding at June 30, 2018 and December 31, 2017, respectively	185	181
Less: Treasury stock at cost, 1,870,164 at June 30, 2018 and 1,826,096 at December 31, 2017, respectively	(6,286)	(6,286)
Paid-in Capital	712,552	714,889
Accumulated Deficit	(685,711)	(679,535)
Total IMH Financial Corporation Stockholders' Equity	20,740	29,249
Noncontrolling Interests	11,167	6,562
Total Stockholders' Equity	31,907	35,811
Total Liabilities and Stockholders’ Equity	$139,555	$114,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Operating property revenue	$2,105	$654	$3,668	$1,682
Mortgage loan income, net	641	44	1,266	52
Management fees, investment, and other income	255	360	292	508
Total revenue	3,001	1,058	5,226	2,242
Operating Expenses
Operating property direct expenses (exclusive of interest and depreciation)	2,099	620	4,334	1,439
Expenses for non-operating real estate owned	171	170	367	336
Professional fees	754	1,193	1,629	2,122
General and administrative expenses	1,708	2,613	3,588	4,358
Interest expense	780	441	1,525	874
Depreciation and amortization expense	303	49	644	93
Total Operating Expenses	5,815	5,086	12,087	9,222
Recovery of Investment and Credit Losses, Gain on Disposal, and Equity Method Loss from Unconsolidated Entities, Net
Gain on disposal of assets, net	(142)	(1,683)	(395)	(1,715)
Recovery of investment and credit losses, net	(175)	(272)	(175)	(338)
Equity method loss from unconsolidated entities, net	-	52	-	171
Total Recovery of Investment and Credit Losses, Gain on Disposal, and Equity Method Loss from Unconsolidated Entities, Net	(317)	(1,903)	(570)	(1,882)
Total costs and expenses	5,498	3,183	11,517	7,340
Loss from Continuing Operations, Net of Tax	(2,497)	(2,125)	(6,291)	(5,098)
Income (loss) from discontinued operations, net of tax	-	(240)	-	4,736
Net Loss	(2,497)	(2,365)	(6,291)	(362)
Income (Loss) attributable to noncontrolling interest	25	(755)	115	(734)
Cash dividend on redeemable convertible preferred stock	(647)	(533)	(1,239)	(1,061)
Deemed dividend on redeemable convertible preferred stock	(915)	(672)	(1,731)	(1,331)
Cash dividend on perpetual preferred stock	(142)	-	(142)	-
Net Loss Attributable to Common Shareholders	$(4,176)	$(4,325)	$(9,288)	$(3,488)
Loss per Common Share
Basic and diluted, continuing operations	$(0.25)	$(0.25)	$(0.56)	$(0.51)
Basic and diluted, discontinued operations	$-	$(0.01)	$-	$0.29
Net basic and diluted, income (loss) per share	$(0.25)	$(0.26)	$(0.56)	$(0.22)
Weighted average common share outstanding - basic and diluted	16,696,684	16,154,341	16,680,988	16,121,992

 The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2018

(In thousands, except share data)

	Common Stock		Treasury Stock		Paid-in	Accumulated	Total IMH Financial Corporation Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Equity	interest	Equity
Balance at December 31, 2017	18,079,522	$181	1,826,096	$(6,286)	$714,889	$(679,535)	$29,249	$6,562	$35,811
Net loss	-	-	-	-	-	(6,176)	(6,176)	(115)	(6,291)
Contributions from Hotel Fund investors	-	-	-	-	-	-	-	4,820	4,820
Distributions to Hotel Fund investors	-	-	-	-	-	-	-	(100)	(100)
Contribution of Hotel Fund capital costs	-	-	-	-	(87)	-	(87)	-	(87)
Issuance of common stock warrants	-	-	-	-	688	-	688	-	688
Cash dividends on redeemable convertible preferred stock	-	-	-	-	(1,239)	-	(1,239)	-	(1,239)
Deemed dividends on redeemable convertible preferred stock	-	-	-	-	(1,731)	-	(1,731)	-	(1,731)
Cash dividends on perpetual preferred stock	-	-	-	-	(142)	-	(142)	-	(142)
Transfer of class C common stock to treasury	-	-	44,068	-	-	-	-	-	-
Stock-based compensation	517,252	4	-	-	174	-	178	-	178
Balance at June 30, 2018	18,596,774	$185	1,870,164	$(6,286)	$712,552	$(685,711)	$20,740	$11,167	$31,907

 The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(6,176)	$(1,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) allocated to non-controlling interest	(115)	734
Equity method loss from unconsolidated entities	-	171
Stock-based compensation and option amortization	175	429
Stock-based compensation related to purchase of treasury stock	-	116
Gain on disposal assets	(395)	(8,506)
Amortization of deferred financing costs	81	447
Depreciation and amortization expense	644	371
Accretion of mortgage income	(258)	397
Accretion of discount on notes payable	446	(228)
Non-cash interest expense funded by loan draw	541	-
Changes in operating assets and liabilities
Accrued interest receivable	(12)	(83)
Other receivables	(68)	(211)
Other assets	(411)	608
Accrued property taxes	37	(191)
Accounts payable and accrued expenses	(2,774)	(2,109)
Customer deposits and funds held for others	317	1,497
Accrued interest	230	(401)
Total adjustments, net	(1,562)	(6,959)
Net cash used in operating activities	(7,738)	(8,055)
INVESTING ACTIVITIES
Proceeds from sale of real estate owned, operating properties, and other assets	526	97,052
Purchase of property and equipment	(24)	(260)
Mortgage loan investment and funding	(2,920)	(7,000)
Investment in unconsolidated entities	-	(1,810)
Investment in real estate owned and other operating properties	(3,157)	(1,069)
Net cash provided by (used in) investing activities	(5,575)	86,913
FINANCING ACTIVITIES
Proceeds from issuance of preferred equity	30,000	-
Equity issuance costs paid	(387)	-
Purchase of interest rate cap	(548)	-
Debt issuance costs paid	-	(100)
Repayments of notes payable	-	(50,257)
Repayments of capital leases	-	(2)
Dividends paid	(1,998)	(1,066)
Purchase of treasury stock	-	(338)
Distributions to noncontrolling interests	-	(9)
Distributions to Hotel Fund investors	(100)	-
Contributions from Hotel Fund investors	4,820	-
Net cash provided by (used in) financing activities	31,787	(51,772)

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	18,474	27,086
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,932	13,689
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	30,406	40,775
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	-	425
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS, END OF PERIOD	$30,406	$40,350

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$204	$1,500
Cash paid for taxes	$-	$5
Non-Cash Investing and Financing Transactions
Capital expenditures in accounts payables and accrued expenses	$287	$446
Decrease in non-controlling interest through profit participation	$-	$(1,537)
Non-cash recovery of credit losses	$-	$(228)
Capital lease and other liabilities assumed by buyer in sale of property	$-	$4,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (together with its subsidiaries, the “Company”) is a real estate investment and finance company based in the southwestern United States engaged in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, servicing, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, hospitality assets, or other real estate assets, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through acquisition, foreclosure or other means. The Company is seeking to expand its hospitality footprint through the acquisition or management of other luxury boutique hotels.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation, its wholly-owned operating subsidiaries, and variable interest entities in which the Company is determined to be the primary beneficiary. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could materially differ from those estimates. Additionally, interim results are not necessarily indicative of full year performance. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (“Topic 606”). The adoption of Topic 606 had no impact on the Company’s consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” below for additional information.

Liquidity

As of June 30, 2018, our accumulated deficit aggregated $685.7 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as ongoing net operating losses resulting from the lack of income-producing assets, and the high cost of our previous debt financing. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional debt and equity financing, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2018 which, along with proceeds from asset sales, have been our primary sources of working capital. As part of our investment strategy to acquire income-producing assets, we acquired MacArthur Place and made certain mortgage investments during fiscal 2017 and 2018.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

In connection with our acquisition of certain hotel and related assets consisting of 64 luxury guest rooms, indoor and outdoor function space, full-service food and beverage outlet and restaurant operations, and spa operations located in Sonoma, California (“MacArthur Place”), the Company entered into a building loan agreement/disbursement schedule and related agreements (the “MacArthur Loan”) with MidFirst Bank in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, $10.0 million of which has been set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The Company has begun to undertake a significant renovation project of MacArthur Place which is expected to continue until the first or second quarter of 2019.

The MacArthur Loan required the Company to fund minimum equity of $17.4 million, all of which has been funded. The Company was required to provide a loan repayment guaranty equal to 50% of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of June 30, 2018. In addition, the MacArthur Loan required MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

While the Company utilized its own equity (along with debt proceeds as described above) to fund the purchase of MacArthur Place, the Company sponsored L’Auberge Fund Manager, LLC, a wholly-owned subsidiary of the Company, which commenced an offering of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”) pursuant to Regulation D and Regulation S promulgated under the Securities Act. The net proceeds of the Offering are being used to (i) reimburse the Company’s initial investment in the Hotel Fund and (ii) fund certain renovations to MacArthur Place. The Company is expected to retain a 10.0% Preferred Interest in the Hotel Fund. The Hotel Fund has sold Preferred Interests to unrelated investors in the aggregate amount of $5.6 million through June 30, 2018. The amount of Preferred Interests raised reduced the Company’s common member interests by a corresponding amount.  At June 30, 2018, the Company’s common member interest in the Hotel Fund totaled $15.6 million and the Company held a preferred interest of $0.6 million. Since the Company is deemed the primary beneficiary of and controls the Hotel Fund, we have consolidated this entity.

As of June 30, 2018, we had cash and cash equivalents of $30.1 million, REO assets held for sale with a carrying value of $12.6 million, and other REO assets with a carrying value of $32.8 million that we intend to dispose of within the next 12 months. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

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

In addition, on May 31, 2018, the Company entered into a Series A Senior Perpetual Preferred Stock Subscription Agreement with Chase Funding, pursuant to which Chase Funding agreed to purchase 22,000 shares of Series A Senior Perpetual Preferred Stock, $0.01 par value per share, of the Company (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for a total purchase price of $22.0 million. The Company intends to use the proceeds from the sale of these shares for general corporate purposes and pursuing its investment strategy. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter.  The Series A Preferred Stock shall, with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Corporation, rank senior to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. See Note 11 for additional information relating to the Series B-3 Preferred Stock and Series A Perpetual Preferred Stock.

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

While we have been successful in securing financing through June 30, 2018 to provide adequate funding for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets, receipts of principal and interest on mortgage and related investments, there is no assurance that we will be successful in selling our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Redeemable Convertible Preferred Stock

During the six months ended June 30, 2018, the Company issued redeemable convertible preferred stock. The preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 145% of the original purchase price of the preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets.  Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. The Company is required to assess whether the preferred stock is redeemable at each reporting period.

Perpetual Preferred Stock

As described in Note 11, the Company issued 22,000 shares perpetual preferred stock to Chase Funding during the six months ended June 30, 2018. While the perpetual preferred stock ranks senior to all other classes or series of shares of preferred or common stock, is does not have voting rights, is not convertible to common stock and has no stated redemption date.  After five years, the holder of these shares has call rights to require the Company to redeem all of the shares at the redemption price. However, since the perpetual preferred stock maintains characteristics of both debt and equity as of the reporting date, such preferred stock has been presented in the mezzanine equity section of the accompanying condensed consolidated balance sheets in accordance with GAAP.

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

Revenue Recognition

In the first quarter of 2018, the Company implemented ASU 2014-09. Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. ASU 2014-09 defines a five-step process to achieve this core principle.

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

Funds Held by Lender and Restricted Cash

Funds held by lender and restricted cash includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes, insurance, and interest reserves. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	June 30,	December 31,
	2018	2017	2017
Cash and cash equivalents	$30,098	$40,164	$11,789
Funds held by lender and restricted cash	308	611	143
Total cash, cash equivalents, and restricted cash	$30,406	$40,775	$11,932

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted the requirements of ASU 2016-18 which resulted in a change in the presentation of the statement of cash flows. The Company’s statement of cash flows for the six months ended June 30, 2017 has been retroactively restated for the effect of adopting this ASU, adding approximately $2.2 million to the beginning of the period cash, cash equivalents, and restricted cash and approximately $0.6 million to the end of the period cash, cash equivalents, and restricted cash. The reclassification resulted in an increase to cash, cash equivalents, and restricted cash used in operating activities by $1.4 million and a decrease to cash, cash equivalents, and restricted cash provided by investing activities by $0.2 million. The preceding table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. We adopted this standard effective January 1, 2018. Under the new standard, certain future acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is continuing to evaluate the impact that this new guidance will have on its consolidated financial statements and related disclosures

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. We have not yet determined the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which intended to simplify nonemployee share-based payment accounting. This new guidance will more closely align the accounting for share-based payment awards issued to employees and nonemployees. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

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

The Company derives hotel revenues from our hotel in Sonoma, California.

Following is a breakdown of revenue by source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating property revenue
Rooms	$1,205	$-	$1,897	$-
Golf range fees	-	245	-	820
Banquet	96	64	276	114
Food and beverage	523	132	1,008	352
Spa and fitness center	188	115	328	240
Other	93	98	159	156
Total operating property revenue	2,105	654	3,668	1,682
Mortgage loan income	641	44	1,266	52
Management fees, investment and other income	255	360	292	508
Total revenue	$3,001	$1,058	$5,226	$2,242

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET

As of June 30, 2018, the Company had six loans with a carrying value of $22.9 million, four of which were performing loans bearing a weighted-average interest rate of 9.71% as of June 30, 2018. As of December 31, 2017, the Company had four loans with a carrying value of $19.7 million, two of which were performing loans bearing a weighted-average interest rate of 9.69%. As of June 30, 2018 and December 31, 2017, the Company had two non-performing loans which have been fully reserved and had a zero carrying value. As of June 30, 2018 and December 31, 2017, the valuation allowance was $12.7 million.

During six months ended June 30, 2018, the Company originated two new loans.  The first loan is a $13.1 million construction loan bearing annual interest at 8.5% plus one-month LIBOR, with an original maturity date of July 18, 2020 and a six-month extension option.  As of June 30, 2018, the Company had not advanced any proceeds under the loan agreement pending the borrower meeting certain equity requirements. The loan is collateralized by a first lien security interest in certain real and personal property and related improvements thereon located in Phoenix, Arizona. The second loan was a mortgage loan for $3.0 million bearing annual interest rate of 6% plus one-month LIBOR (subject to an 8% interest rate floor), and an exit fee equal to 1% of the principal balance. The loan is collateralized by a first lien security interest in a residential unit located in New York, NY. The loan provides for interest only payments payable monthly during the initial 12 month term with a balloon payment due upon maturity. The borrower has the option to extend the loan by six months.  We did not originate or sell any mortgage loans during the six months ended June 30, 2017.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REAL ESTATE HELD FOR SALE, OTHER REAL ESTATE OWNED, AND OPERATING PROPERTIES

As of June 30, 2018, we held total REO assets of $67.3 million, of which $12.6 million were classified as held for sale, $21.9 million were held as operating properties, and $32.8 million were classified as other real estate owned. At December 31, 2017, we held total REO assets of $64.6 million, of which $5.9 million were held for sale, $20.5 million were held as operating properties, and $38.3 million were classified as other real estate owned.

During the six months ended June 30, 2018, we sold two REO assets (or portions thereof) for $0.5 million (net of transaction costs and other adjustments) resulting in a total net gain on sale of $0.4 million. During the six months ended June 30, 2017, we sold four REO assets (or portions thereof) for $92.9 million (net of transaction costs and other adjustments), resulting in a total net gain of $8.5 million, of which $6.8 million was included as a component of discontinued operations in the unaudited condensed consolidated statement of operations.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2018 and 2017, these costs and expenses were $2.3 million and $1.1 million ($0.3 million of which is included in income from discontinued operations), respectively.  For the six months ended June 30, 2018 and 2017, these costs and expenses were $4.7 million and $5.8 million, respectively, ($4.0 million of which is included in loss from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized.  Cash outlays for capitalized development costs totaled $3.2 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENTS

As of June 30, 2018 and December 31, 2017, we consolidated multiple variable interest entities (“VIE’s”) relating to three projects: two are comprised of real estate holdings and one is an operating hotel property. We are deemed to be the primary beneficiaries of these consolidated VIE’s as we have the power to direct the activities that most significantly affect their economic performance and we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIE’s are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these assets, which primarily comprised the following (in thousands):

Assets, Liabilities, and Losses of Consolidated VIE's	June 30, 2018	*December 31, 2017
Total assets	$72,600	$69,480
Total liabilities	32,250	30,240
Net loss	(2,330)	(1,480)

* As restated

During the three and six months ended June 30, 2018, the Hotel Fund raised $1.4 million and $4.8 in Preferred Interests and made distributions of $0.1 million.

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

During the six months ended June 30, 2018, we entered into an interest rate cap with a notional amount of $36.0 million and a rate cap of 2.2% for a total cost of $0.5 million. The interest rate cap had an effective date of March 21, 2018 and terminates on March 1, 2021.  This instrument was not designated as a cash flow hedge.  During the three and six months ended June 30, 2018, there was no adjustment of the fair value on the interest rate cap.

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

Fair Value Measurements of Derivative Instrument

As described in Note 7, during the six months ended June 30, 2018, we purchased an interest rate cap in order to mitigate our risk on variable debt against rising interest rates. In order to estimate the fair value of this derivative instrument, we use valuation reports from a third party broker who issued the derivative instrument. The report contemplates fair value by using inputs including market-observable data such as USD and foreign-denominated interest rate curves, foreign exchange rates, volatilities, and information derived from or corroborated by that market-observable data which are classified as Level 2 inputs in the fair value hierarchy. The fair value method does not contemplate credit valuation adjustments (“CVA”) which would be a Level 3 input as the CVA uses credit spreads which are generally unobservable to the market. The fair value used in these financial statements approximate fair value without the CVA. As of June 30, 2018 the fair value of the interest rate cap was $.5 million and there were no gains or losses on the instrument during the three or six months ended June 30, 2018.

Fair Value Measurements of Equity Securities

As described elsewhere in this Form 10-Q, during the six months ended June 30, 2018, we issued 2,352,941 shares of Series B-3 redeemable preferred convertible stock and a detachable common stock warrant to purchase 600,000 shares of common stock in connection with a financing transaction with Chase Funding.  During the six months ended June 30, 2018, we also issued 22,000 shares of Series A Senior Perpetual Preferred Stock. In order to estimate the fair value of the securities issued in this transaction pursuant to applicable accounting guidance, we engaged a third party valuation firm to assist us in our fair value assessment as our securities are not traded on an open exchange. In estimating fair value, the valuation firm considered the negotiated terms of this transaction, utilized certain current and prospective financial and operational data provided by management, obtained financial and other data from various public, financial, and industry sources, and evaluated applicable economic and industry conditions as of the valuation date, and their effects on the Company. Based on this analysis, management estimated the fair value of the equity securities issued or granted in connection with the transaction completed February 9, 2018 for the Series B-3 Preferred Stock and May 31, 2018 for the Series A Senior Perpetual Preferred Stock as follows:

Subject securities	Estimated Fair Value per Share
Series B-3 Preferred Stock	$4.12
Series A Senior Perpetual Preferred Stock	$1,000
JPM Warrants	$1.52

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

We accounted for the issuance of preferred convertible stock and common stock warrants in accordance with applicable accounting guidance, under which we allocated the $8.0 million investment amount in proportion to the relative fair value of the preferred convertible stock and common stock warrants. The allocated relative fair value of the warrants of $0.7 million was recorded as additional paid-in capital with an offsetting discount to the preferred convertible stock during the three months ended June 30, 2018. The common stock warrants have an exercise price of $2.25, a contractual term of 2 years and are not exercisable until February 9, 2021. The fair value of the common stock warrants was estimated at $0.9 million on the date of issuance using the Black-Scholes valuation model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the warrants. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. A summary of these applicable factors used in the valuation follows:

Expected stock price volatility	40%
Risk-free interest rate	2%
Expected life of warrants (in years)	3
Expected dividend yield	0%
Common Stock value discount for lack of marketability	25%

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three and six months ended June 30, 2018 and 2017. We recorded other net recoveries of investment and credit losses totaling $0.2 million during the three and six months ended June 30, 2018 and $0.3 million for the three and six months ended June 30, 2017, resulting from the collection of cash and/or other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the period.

As of June 30, 2018 and December 31, 2017, the valuation allowance totaled $12.7 million, representing 35.9% and 39.2%, respectively, of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of June 30, 2018, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of estimated fair value as of June 30, 2018 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of June 30, 2018 and December 31, 2017, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Note Payables, Net
$32.3 million note payable to MidFirst Bank secured by a first lien on an operating hotel property, interest-only payments due monthly at the 30-day LIBOR (2.09% and 1.56% at June 30, 2018 and December 31, 2017, respectively) plus 3.25% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (5.41% and 5.31% effective rate at June 30, 2018 and December 31, 2017, respectively), matures October 1, 2020 with two one-year extension options, with construction completion and repayment guarantees provided by the Company	$20,098	$19,557
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rates of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (7.50% and 5.75% at June 30, 2018 and December 31, 2017, respectively), matures December 31, 2019	5,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net discount of $0.8 million and $1.2 million at June 30, 2018 and December 31, 2017, respectively, 4% annual coupon interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	9,397	8,938
$2.3 million special assessment bonds dated between 2002 and 2007, secured by the residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022 (classified as held for sale as of June 30, 2018)	103	116
Total notes payable	35,538	34,551
Less: deferred financing costs of notes payable	(365)	(446)
Total notes payable, net	$35,173	$34,105

Interest expense for the three months ended June 30, 2018 and 2017 was $0.8 million and $0.4 million, respectively. Interest expense for the six months ended June 30, 2018 and 2017 was $1.5 million and $1.9 million, respectively. The 2017 amount includes $1.1 million, which is included in income from discontinued operations in the accompanying condensed consolidated statements of operations.

Senior Indebtedness

MacArthur Place

In October 2017, we borrowed $32.3 million from MidFirst Bank in connection with our purchase of MacArthur Place, of which $19.4 million was utilized for the purchase of MacArthur Place, approximately $10.0 million of which was set aside to fund planned hotel improvements, and the balance was to fund interest reserves and operating capital. The MacArthur Loan bears floating interest equal to the 30-day LIBOR rate (2.09% and 1.56% at June 30, 2018 and December 31, 2017, respectively) plus 3.75%, which may be reduced by up to 0.50% if certain conditions are met. During the six months ended June 30, 2018, the Company made interest draws totaling $0.3 million against the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty with respect to the planned improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant. The Company was in compliance with these covenants and guarantees at June 30, 2018 and December 31, 2017. In addition, the Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a balance of $0.8 million at June 30, 2018. This amount is reflected as a debt discount in the accompanying financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Had the Company met certain minimum cash and profitability conditions, the Company would have been required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018. Such conditions were not met and no prepayment was required.

Our notes payable and special assessment obligations have the following scheduled maturities as of June 30, 2018 (in thousands):

Year	Amount
2018	$14
2019	16,130
2020	20,124
2021	26
2022	8
Unamortized discounts	(764)
Total	$35,538

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

Condensed consolidated financial information for our reportable operating segments as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 is summarized as follows (in thousands):

	June 30,	December 31,
Balance Sheet Items	2018	2017
Total Assets
Mortgage and REO - Legacy portfolio and other options	$71,057	$66,577
Hospitality and entertainment operations	40,953	39,337
Corporate and other	27,545	8,544
Consolidated total	$139,555	$114,458

	Six months ended June 30,
Cash Flow Items	2018	2017
Expenditures for additions to long-lived assets
Mortgage and REO - Legacy portfolio and other options	$1,421	$2,230
Hospitality and entertainment operations	1,736	649
Corporate and other	24	260
Consolidated total	$3,181	$3,139

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Three months ended June 30, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$641	$-	$-	$641
Operating property, management fees, and other	-	2,346	14	2,360
Total Revenue	641	2,346	14	3,001

Total Operating Expenses	557	3,039	2,219	5,815

Other (Income) expense
Gain on disposal of assets, net	(142)	-	-	(142)
Recovery of credit losses	(175)	-	-	(175)
Total Other (Income)	(317)	-	-	(317)

Total Costs and expense, net	240	3,039	2,219	5,498
Income (Loss) from continuing operations, before income taxes	401	(693)	(2,205)	(2,497)
Net Income (Loss)	$401	$(693)	$(2,205)	$(2,497)

	Three months ended June 30, 2017
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$44	$-	$-	$44
Operating property, management fees, and other	-	884	130	1,014
Total Revenue	44	884	130	1,058

Total Operating Expenses	1,073	709	3,304	5,086

Other (Income) expense
Gain on disposal of assets, net	(1,514)	(169)	-	(1,683)
Recovery of credit losses	(212)	-	(60)	(272)
Equity loss from unconsolidated entities, net	52	-	-	52
Total Other (Income)	(1,674)	(169)	(60)	(1,903)

Total Costs and expense, net	(601)	540	3,244	3,183
Income (Loss) from continuing operations, before income taxes	645	344	(3,114)	(2,125)
Income (Loss) from discontinued operations, net of tax	-	(240)	-	(240)
Net Income (Loss)	$645	$104	$(3,114)	$(2,365)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Six months ended June 30, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$1,266	$-	$-	$1,266
Operating property, management fees, and other	-	3,911	49	3,960
Total Revenue	1,266	3,911	49	5,226

Total Operating Expenses	1,413	6,234	4,440	12,087

Other (Income) expense
Gain on disposal of assets, net	(395)	-	-	(395)
Recovery of credit losses	(175)	-	-	(175)
Total Other (Income	(570)	-	-	(570)

Total Costs and expense, net	843	6,234	4,440	11,517
Income (Loss) from continuing operations, before income taxes	423	(2,323)	(4,391)	(6,291)
Net Income (Loss)	$423	$(2,323)	$(4,391)	$(6,291)

	Six months ended June 30, 2017
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$52	$-	$-	$52
Operating property, management fees, and other	-	1,995	95	2,190
Total Revenue	52	1,995	95	2,242

Total Operating Expenses	2,400	1,504	5,318	9,222

Other (Income) expense
Gain on disposal of assets, net	(1,546)	(169)	-	(1,715)
Recovery of credit losses	(278)	-	(60)	(338)
Equity loss from unconsolidated entities, net	171	-	-	171
Total Other Income	(1,653)	(169)	(60)	(1,882)

Total Costs and expense, net	747	1,335	5,258	7,340
Income (Loss) from continuing operations, before income taxes	(695)	660	(5,063)	(5,098)
Income from discontinued operations, net of tax	-	4,736	-	4,736
Net Income (Loss)	$(695)	$5,396	$(5,063)	$(362)

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. During the six months ended June 30, 2018, we acquired 44,068 shares of Class C common stock from a shareholder at no cost. Such shares have been recorded as treasury stock. There are no shares of Class D Common Stock outstanding as of June 30, 2018 or December 31, 2017.

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

Concurrent with the execution of the Subscription Agreement, the Company, Juniper, and Chase Funding entered into an Amended and Restated Investment Agreement pursuant to which the Company made certain representations and agreed to abide by certain covenants, including, but not limited to covenants relating to exemptions from registration under the Investment Company Act of 1940, as amended. The Amended and Restated Investment Agreement has been further amended and restated pursuant to the Second Amended and Restated Investment Agreement. See below for more information regarding the Second Amended and Restated Investment Agreement.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Series A Preferred Perpetual Stock Issuance

On May 31, 2018, the Company entered into a Series A Senior Perpetual Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”) with Chase Funding. Pursuant to the Series A Subscription Agreement, Chase Funding agreed to purchase 22,000 shares of Series A Preferred Stock, at a purchase price of $1,000 per share (the “Face Value”), for a total purchase price of $22.0 million. The Series A Subscription Agreement contains various representations, warranties and other obligations and terms that are commonly contained in a subscription agreement of this nature. The Company intends to use the proceeds from the sale of these shares for general corporate purposes.

The Series A Preferred Stock ranks senior with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Corporation to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. The Series A Preferred Stock is non-voting stock. Holders of the Series A Preferred Stock are entitled to receive a liquidation preference equal to the sum of the Face Value of the Series A Preferred Stock plus all accrued and unpaid dividends in accordance with the Certificate of Designation of Series A Senior Perpetual Preferred Stock (the “Series A Certificate of Designation”).

Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter.

The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock have certain put rights, each as set forth in the Series A Certificate of Designation.

Series B and Series A Preferred stock are classified as mezzanine equity on the balance sheets at June 30, 2018 and December 31, 2017.

Additional Stock Related Issuances

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

During the six months ended June 30, 2018, the Company issued 473,120 shares of common stock pursuant to previous restricted stock awards. We granted 30,000 options to employees pursuant to our Equity Incentive Plan during the six months ended June 30, 2018. Those options have an exercise price of $1.81 per share, vest over a three year term, and have an estimated fair value of $0.73 per option. During the six months ended June 30, 2018, 33,849 options were forfeited as a result of employment terminations.

In addition, during the six months ended June 30, 2018, the Company issued a total of 44,132 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan for the fiscal year 2017, which vested on June 29, 2018. Those restricted common stock have a fair value of $1.81 per share.

As of June 30, 2018, there were 1,051,648 stock options outstanding, of which 952,994 were fully vested, 2,600,000 stock warrants outstanding and 310,487 of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock. During the six months ended June 30, 2018, 7,905 shares of previously awarded but unvested restricted stock awards were forfeited as a result of employment terminations.

Net stock-based compensation expense relating to the stock-based awards was $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively $0.2 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the three or six months ended June 30, 2018 or 2017. As of June 30, 2018, there was $0.3 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.5 years.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except for per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net Loss from continuing operations	$(2,497)	$(2,125)	$(6,291)	$(5,098)
Loss attributable to noncontrolling interest loss allocation	25	(755)	115	(734)
Preferred dividends - cash and deemed	(1,704)	(1,205)	(3,112)	(2,392)
Net Loss from continuing operations attributable to common shareholders	(4,176)	(4,085)	(9,288)	(8,224)
Net Income from discontinued operations attributable to common shareholders	-	(240)	-	4,736
Net (Income) Loss attributable to common shareholders	$(4,176)	$(4,325)	$(9,288)	$(3,488)

Denominator - Weighted average shares:
Weighted average number of common shares - basic & diluted	16,696,684	16,154,341	16,680,988	16,121,992
Basic and diluted earnings per common share:
Net loss per share, continuing operations	$(0.15)	$(0.18)	$(0.37)	$(0.36)
Preferred dividends per share	(0.10)	(0.07)	(0.19)	(0.15)
Net loss per share, continuing operations, net	(0.25)	(0.25)	(0.56)	(0.51)
Net income per share, discontinued operations	-	(0.01)	-	0.29
Net income (loss) attributable to common shareholders per share	$(0.25)	$(0.26)	$(0.56)	$(0.22)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented as weighted average balances):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	1,062,807	939,951	1,066,465	939,312
Restricted stock	372,815	916,492	382,638	789,197
Warrants to purchase common stock	2,600,000	2,000,000	2,470,718	2,000,000
Convertible preferred stock	10,552,941	8,200,000	10,045,954	8,200,000
Total	14,588,563	12,056,443	13,965,775	11,928,509

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  — INTANGIBLE ASSETS AND GOODWILL

A summary of our intangible assets and goodwill as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2018	2017	2018	2017	2018	2017
Amortizing intangible assets:
Trade name and other	$90	$90	$(10)	$(3)	$80	$87
Customer relationships	800	800	(200)	(29)	600	771
Non-Amortizing intangible assets:
Liquor license	100	100	-	-	100	100
Goodwill	15,380	15,380	-	-	15,380	15,380
Total intangible assets	$16,370	$16,370	$(210)	$(32)	$16,160	$16,338

Amortization expense relating to our purchased intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. We performed an impairment assessment on goodwill and intangible assets and based on this assessment no impairment charges were recorded for the three or six months ended June 30, 2018.

As of June 30, 2018, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2018	$140
2019	280
2020	213
2021	13
2022	13
Thereafter	21
Total	$680

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

Well Repair Commitment

Certain of the New Mexico Partnerships hold ownership of rights to develop water on various parcels in Sandoval County, New Mexico. In order to preserve those rights, the related partnerships have agreed with the relevant New Mexico governmental authorities to undertake a remediation plan to replace the infrastructure of two existing deep well groundwater wells on one of the parcels as a more permanent solution. Under the terms of certain secured promissory notes with the related entities, the Company agreed to fund the infrastructure development costs under certain secured note agreements. Total projected well development and related costs are approximately $3.0 million, of which $1.2 million was incurred during the six months ended June 30, 2018, and $2.1 million has been incurred to date.  The balance of remaining well repair work and related costs are expected to be completed during the third quarter of 2018.

Loan Origination

During the six months ended June 30, 2018, the Company originated a construction loan for up to $13.1 million, bearing interest at 8.5% plus one month LIBOR with an initial maturity date of July 18, 2020. Funding of the loan has not commenced as of June 30, 2018 and will not commence until the borrower meets its equity requirement in the project of $9.7 million, which is expected to be met in the third quarter of 2018.

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

During the three and six months ended June 30, 2018, we recorded cash, receivables and/or other asset recoveries of $0.2 million from guarantor settlements, insurance recoveries and other settlements. During the three and six months ended June 30, 2017, we recorded cash and/or other asset recoveries of $0.3 million from guarantor settlements, insurance recoveries and other settlements.

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

On April 20, 2017, a subsidiary of the Company filed an action against a limited partner in Recorp-New Mexico Limited Partnership LLC (“RNMA I”) with the United States District Court, District of Arizona (“USDC”) seeking declaratory relief that the partner’s limited partnership interest in RNMA I has been properly conveyed to the IMH subsidiary. The USDC dismissed the action and the Company subsidiary appealed to the United States Court of Appeals, Ninth Circuit (“Ninth Circuit”). The limited partner had disputed the effectiveness of the transfer of his limited partnership interest and the similar transfer of other limited partnership interests in RNMA I to the Company. This limited partner has initiated litigation in the State Court seeking to resolve this dispute in another forum. This matter has been stayed at the Ninth Circuit level pending the litigation described below. Based on the advice of counsel, management believes the transfer of the limited partnership interests by the then-acting general partner was done in accordance with the rights granted to the general partner under the relevant organizational documents, and we believe that it is more likely than not that the court in the above referenced matter will agree with that conclusion. However, if the State Court were to rule that the limited partner interest transfers were ineffective, this could result in the recording of noncontrolling interests in that partnership of approximately $3.1 million as of June 30, 2018. The ultimate outcome of this litigation cannot presently be determined with certainty and no amounts have been accrued for this matter in the consolidated financial statements.

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

Intercreditor Agreement Claim

The Company and certain of our subsidiaries are defendants in a case in the Arizona District Court. The case arose from claims by another creditor of receivership over Justin Ranch 123, LLP, alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit seeks damages totaling $0.3 million, plus attorney fees and punitive damages. The suit has been stayed pending the outcome of other litigation. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. The Company believes that any liability it may ultimately incur would not have a material adverse effect on its financial condition or its result of operations.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

11333, Inc. Claim

In 2008, a subsidiary of the Company suffered a loss due to hurricane damage sustained to a property it owned in Galveston, Texas. This property did not have insurance coverage at the time of loss. In March of 2011, the subsidiary filed a claim under an errors and omissions policy with its insurer, Lloyd’s of London (“Lloyd’s”), for failure to maintain adequate insurance on the property. The claim which was denied by Lloyd’s and the Company filed a lawsuit with respect to this policy in the United States District Court of Arizona (the “Court”) against Lloyd’s and the Company’s insurance broker, HUB International Insurance Co. (“HUB”). On April 5, 2017, the Court denied the Company’s motion for summary judgment and granted the defendants’ motions for summary judgment, which the Company has appealed. Lloyd’s and HUB also filed motions seeking reimbursement of attorney fees in the amount of up to $1.2 million and the Company filed opposing motions. During the six months ended June 30, 2018, the Court entered judgments against its subsidiary awarding Lloyd’s attorney’s fees in the amount of $1.2 million and awarding HUB attorney’s fees in the amount of $0.1 million.  IMH has filed an amended notice of appeal to include the Court’s rulings on the attorney’s fee awards.  Its subsidiary does not have the ability to satisfy these judgments.  Nevertheless, based upon the advice of its counsel in this matter, management believes that IMH will not be required to satisfy these judgements on behalf of its subsidiary and as such considers it is more likely than not that the Company will not suffer a loss on this matter. Accordingly, no adjustment relating to this claim has been recorded in the accompanying condensed consolidated financial statements.

Hotel Fund Obligations

As more fully described in our Form 10-K for the year ended December 31, 2017, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company has agreed to provide the funds necessary to pay the Preferred Distribution for such month. Such payments are treated as an additional capital contribution and the Company’s capital account will be increased by such amount. Moreover, we, as the sponsor, have agreed to fund, in the form of common capital contributions, up to 6.0% of gross proceeds as selling commissions and up to 1.0% of gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. These portions of our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a capital transaction. During the three and six months ended June 30, 2018, the Company contributed $0.1 million and $0.1 million, respectively, and paid commissions of $50 thousand and $74 thousand, respectively, under these provisions. The ultimate timing and amount of such required shortfall funding is indeterminable and could be material to the Company’s operations and liquidity.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned legacy fees of $34.6 thousand during the three and six months ended June 30, 2018, and $23.8 thousand and $0.6 million during the three and six months ended June 30, 2017, respectively.

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

During the three months ended June 30, 2018 and 2017, we incurred base consulting fees to JCP of $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2018 and 2017, we incurred base consulting fees to JCP of $0.2 million and $0.3 million, respectively. JCP earned legacy fees of $63.5 thousand during the three and six months ended June 30, 2018 and $43.7 thousand and $1.1 million during the three and six months ended June 30, 2017, respectively.

Notes Receivable from Certain Partnerships

During the year ended December 31, 2017, a subsidiary of the Company executed promissory notes and related agreements with certain of the previously unconsolidated partnerships (which the Company began consolidating beginning September 2017) to loan up to $5.0 million to cover anticipated operating and capital expenditures. As of June 30, 2018 and December 31, 2017, the total principal advanced under these notes was $3.8 million and $1.9 million, respectively. These promissory notes and all related accrued interest receivable have been eliminated in consolidation.

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

On May 31, 2018, the Company entered into the Series A Subscription Agreement with Chase Funding. Pursuant to the Series A Subscription Agreement, Chase Funding agreed to purchase 22,000 shares of the Series A Preferred Stock, at a purchase price of $1,000 per share, for a total purchase price of $22.0 million. See Note 11 for additional information.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a majority of the balance of legacy real estate assets in the next 12 months, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages, hospitality assets, and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO assets and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we resume significant lending activities; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may further increase our leverage.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a substantial portion of our loan portfolio is comprised of non-performing and distressed assets;

•	the concentration of credit risk to a particular borrower or borrower group;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume significant mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	restrictive covenants that are contained in debt agreements;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	a decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of June 30, 2018, we held mortgage and real estate assets with a carrying value of $90.2 million. Our REO held for sale and other REO with a carrying value $45.4 million are being marketed for disposition within the next twelve months.

During the six months ended June 30, 2018, the Company raised $30.0 million in equity capital from Chase Funding through the issuance of Series B-3 Preferred Stock and Series A Preferred Stock. Dividends on the Series B-3 Preferred Stock accrue at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears and dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Company intends to use the proceeds from the issuance of these securities for general corporate purposes and pursuing its investment strategy. See Note 11 for additional information relating to the Series B-3 Preferred Stock and Series A Perpetual Preferred Stock.

With cash and cash equivalents of $30.1 million at June 30, 2018, and anticipated proceeds from asset sales and financing, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures or other attractive investments, acquisitions of hospitality, or other real estate assets.

During six months ended June 30, 2018, the Company originated two new loans.  The first loan is a $13.1 million construction loan bearing annual interest at 8.5% plus one-month LIBOR, with an original maturity date of July 18, 2020 and a six-month extension option, which has not yet been funded.  The second loan is a mortgage loan for $3.0 million bearing annual interest rate of 6% plus one-month LIBOR (subject to an 8% interest rate floor), and an exit fee equal to 1% of the principal balance.

In the fourth quarter of 2017, we acquired certain hotel and related assets consisting of 64 luxury guest rooms, indoor and outdoor function space, full-service food and beverage outlet and restaurant operations, and spa operations located in Sonoma, California (the “MacArthur Hotel”, aka “MacArthur Place”) for a purchase price $36.0 million. In connection with the acquisition of the MacArthur Hotel, the Company entered into a building loan agreement/disbursement schedule and related agreements (the “MacArthur Loan”) with MidFirst Bank (“MidFirst”) in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million of which was being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires us to fund minimum equity of $17.4 million, all of which has been funded as of June 30, 2018.

Key Operational Aspects

•

As a result of the issuance of the Series B-3 Preferred Stock and Series A Perpetual Preferred Stock, the Company’s total assets increased to $139.6 million as of June 30, 2018 compared to $114.5 million as of December 31, 2017.

•

The Company’s net loss for the three months ended June 30, 2018 was $2.5 million compared to net loss of $2.4 million for the three months ended June 30, 2017.  Net loss for the six months ended June 30, 2018 was $6.3 million compared to $0.4 million for the six months ended June 30, 2017.

•

The Company’s total revenue from continuing operations totaled $3.0 million for the three months ended June 30, 2018 compared to $1.1 million for the same period in 2017.  Similarly, revenue from continuing operations for the six months ended June 30, 2018 totaled $5.2 million compared to $2.2 million for the corresponding period in 2017.

•

The Company’s basic and diluted net loss from continuing operations per common share for the three months ended June 30, 2018 was $0.25 compared to $0.24 for the three months ended March 31, 2017.  The Company’s basic and diluted net loss from continuing operations per common share for the six months ended June 30, 2018 was $0.56 compared to $0.51 for the corresponding period in 2017.

Results of Operations for the Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017

	Three months ended June 30,				Six months ended June 30,
Revenues	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating property revenue	$2,105	$654	$1,451	222%	$3,668	$1,682	$1,986	118%
Mortgage loan income, net	641	44	597	1357%	1,266	52	1,214	2335%
Management fees, investment and other income	255	360	(105)	-29%	292	508	(216)	-43%
Total Revenue	$3,001	$1,058	$1,943	184%	$5,226	$2,242	$2,984	133%

Operating Property Revenue. For the three months ended June 30, 2018, operating property revenue was $2.1 million compared to $0.6 million during the three months ended June 30, 2017, an increase of $1.5 million or 222%. During the six months ended June 30, 2018, operating property revenue was $3.7 million compared to $1.7 million for the six months ended June 30, 2017, an increase of $2.0 million or 118%. The year-over-year increase in operating property revenue is primarily attributable to the purchase of the MacArthur Place hotel in the fourth quarter of 2017 and the sale of our golf course operation in the second quarter of 2017.

Mortgage Loan Income. For the three months ended June 30, 2018, income from mortgage loans was $0.6 million compared to $44 thousand during the corresponding period in 2017, an increase of $0.6 million. Mortgage loan income was $1.3 million during the six months ended June 30, 2018, compared to $52 thousand during the corresponding period in 2017, an increase of $1.2 million. The year-over-year increase in mortgage loan income is primarily attributable to the increase in performing loan investments beginning in mid-2017.  At June 30, 2018 we had performing loans with an outstanding balance of $22.9 million and a weighted average interest rate of 9.71%.  At June 30, 2017, we had performing loans with an outstanding balance of $7.5 million and a weighted average interest rate of 10.6%.

Management Fees, Investment and Other Income. For the three months ended June 30, 2018, management fees, investment and other income was $0.3 million compared to $0.4 million during the corresponding period in 2017, a decrease of $0.1 million, or 29.0%.  For the three months ended June 30, 2018, management fees, investment and other income was $0.3 million compared to $0.5 million during the corresponding period in 2017, a decrease of $0.2 million, or 43%. The 2018 balance consists primarily of an insurance recovery and the year-over-year decrease is primarily attributable to no longer receiving management fees for the Sedona hotels.

Costs and Expenses

	Three months ended June 30,				Six months ended June 30,
Expenses:	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$2,099	$620	$1,479	239%	$4,334	$1,439	$2,895	201%
Expenses for non-operating real estate owned	171	170	1	1%	367	336	31	9%
Professional fees	754	1,193	(439)	-37%	1,629	2,122	(493)	-23%
General and administrative expenses	1,708	2,613	(905)	-35%	3,588	4,358	(770)	-18%
Interest expense	780	441	339	77%	1,525	874	651	74%
Depreciation and amortization expense	303	49	254	518%	644	93	551	592%
Gain on disposal of assets, net	(142)	(1,683)	1,541	-92%	(395)	(1,715)	1,320	-77%
Recovery of investment and credit losses, net	(175)	(272)	97	-36%	(175)	(338)	163	-48%
Equity method loss from unconsolidated entities	-	52	(52)	-100%	-	171	(171)	-100%
Total Costs and Expenses	$5,498	$3,183	$2,315	73%	$11,517	$7,340	$4,177	57%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended June 30, 2018, operating property direct expenses were $2.1 million, an increase of $1.5 million, or 239%, from $0.6 million for the three months ended June 30, 2017.  For the six months ended June 30, 2018, operating property direct expenses were $4.3 million, an increase of $2.9 million, or 201%, from $1.4 million for the six months ended June 30, 2017.  The year-over-year increase in operating property direct expenses is primarily attributed to higher operating costs and non-capitalizable renovation costs of the MacArthur Place hotel over those of the operating golf course property that was sold in the second quarter of 2017.

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned assets was consistent at $0.2 million for the three months ended June 30, 2018 and 2017.  Expenses for non-operating real estate owned assets was $0.4 million for the six months ended June 30, 2018 compared to $0.3 million for the corresponding period in 2017, and increase of less than $0.1 million or 9%. The slight year-over-year increase is primarily attributable to an increase in real estate taxes and asset repair and maintenance costs relating to the New Mexico partnership.

Professional Fees. For the three months ended June 30, 2018, professional fees expense was $0.8 million, a decrease of $0.4 million, or 37%, from $1.2 million incurred during the same period in 2017.  For the six months ended June 30, 2018, professional fees expense was $1.6 million, a decrease of $0.5 million, or 23%, from $2.1 million incurred during the same period in 2017.  The year-over-year decrease in professional fees is primarily attributed to a decrease in costs related to enforcement activities.

General and Administrative Expenses. General and administrative expenses were $1.7 million for the three months ended June 30, 2018 compared to $2.6 million for the corresponding period in 2017, a decrease of $0.9 million or 35%. During this six months ended June 30, 2018, general and administrative expenses were $3.6 million, compared to $4.4 million for the corresponding period in 2017, a decrease of $0.8 million or 18%. The year-over-year decrease in general and administrative costs is primarily attributed to decreased bonuses and stock-based compensation from 2017 to 2018, coupled with a one-time $0.3 million expense reimbursement incurred in 2017 in connection with the transfer of the preferred shareholder interest from SRE to JPM.

Interest Expense. Interest expense was $0.8 million for the three months ended June 30, 2018, compared to $0.4 million for the three months ended June 30, 2017, an increase of $0.3 million, or 77%. Interest expense was $1.5 million for the six months ended June 30, 2018, compared to $0.9 million for the six months ended June 30, 2017, an increase of $0.7 million, or 74%. The year-over-year increase is primarily attributed to interest incurred on the MacArthur loan.

Depreciation and Amortization Expense. For the three months ended June 30, 2018, depreciation and amortization expense was $0.3 million compared to $49.0 thousand for the three months ended June 30, 2017, an increase of $0.3 million. For the six months ended June 30, 2018, depreciation and amortization expense was $0.6 million compared to $0.1 million for the three months ended June 30, 2017, an increase of $0.5 million. The year-over-year increase is due primarily to depreciation and amortization relating to MacArthur Place.

Gain on Disposal of Assets. We recognized gains on disposal of $0.1 million and $0.4 million during the three and six months ended June 30, 2018, respectively, and $1.7 million and $8.5 million during the three and six months ended June 30, 2017, respectively. During the six months ended June 30, 2018, we sold two REO assets (or portions thereof) for $0.5 million (net of transaction costs and other adjustments) resulting in a total net gain on sale of $0.4 million. During the six months ended June 30, 2017, we sold four REO assets (or portions thereof) for $92.9 million (net of transaction costs and other adjustments), resulting in a total net gain of $8.5 million, of which $6.8 million was included as a component of discontinued operations in the unaudited condensed consolidated statement of operations.

Recovery of Investment and Credit Losses. For the three and six months ended June 30, 2018, we recorded recoveries of investment and credit losses of $0.2 million.  For the three and six months ended June 30, 2017, we recorded recoveries of investment and credit losses of $0.3 million. Such recoveries primarily resulted from cash and other assets recovered from guarantors on certain legacy loans.

Discontinued Operations. We sold our Sedona hotel assets on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income from discontinued operations for the three and six months ended June 30, 2017. Our Sedona hotels contributed a net loss of $0.2 million for the three months ended June 30, 2017 and net income of $4.7 million for the six months ended June 30, 2017 (including a gain on sale of $6.8 million).

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and six months ended June 30, 2018 and 2017, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-Q, we sold our Sedona hotels on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the three months ended June 30, 2017. While the Sedona hotels have been presented as discontinued operations in the accompanying condensed consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. In this regard, the Company acquired MacArthur Place in the fourth quarter of 2017 and is actively evaluating other hospitality assets for purchase or management.

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

A summary of the financial results for each of our operating segments during the three and six months ended June 30, 2018 and 2017 follows (in thousands):

Hospitality and Entertainment Operations

	Three months ended June 30,				Six months ended June 30,
	2018	% of Consolidated Total	2017	% of Consolidated Total	2018	% of Consolidated Total	2017	% of Consolidated Total

Total Revenue	$2,346	78.2%	$884	83.6%	$3,911	74.8%	$1,995	89.0%
Expenses:
Operating property expenses (exclusive of interest and depreciation)	2,099	100.0%	620	100.0%	4,334	100.0%	1,439	100.0%
Professional fees	43	5.7%	42	3.5%	102	6.3%	30	1.4%
General and administrative expenses	309	18.1%	47	1.8%	623	17.4%	35	0.8%
Interest expense	327	41.9%	-	0.0%	632	41.4%	-	0.0%
Depreciation and amortization expense	241	30.9%	-	0.0%	520	34.1%	-	0.0%
Total operating expenses	3,019		709		6,211		1,504
Other Expenses:
Gain on disposal of assets, net	-	0.0%	(169)	10.0%	-	0.0%	(169)	9.9%
Other expenses	-		(169)		-		(169)
Total expenses	3,019	54.9%	540	17.0%	6,211	53.9%	1,335	18.2%
Net Income (Loss) from Continuing Operations	(673)	27.0%	344	-16.2%	(2,300)	36.6%	660	-12.9%
Net income from discontinued operations, net of tax	-	0.0%	(240)	100.0%	-	0.0%	4,736	100.0%
Net Income (Loss) Attributable to Non-Controlling Interest	(88)	13.6%	-	0.0%	(129)	10.4%	-	0.0%
Net Income (Loss) Attributable to Common Shareholders	$(761)	18.2%	$104	-2.4%	$(2,429)	26.2%	$5,396	-154.7%

For the three months ended June 30, 2018 and 2017, the hospitality and entertainment operations segment revenues were $2.3 million and $0.9 million, respectively. For the six months ended June 30, 2018 and 2017, the hospitality and entertainment operations segment revenues were $3.9 million and $2.0 million, respectively. Net income from discontinued operations for the six months ended June 30, 2017 includes gain on the sale of the Sedona hotels of $6.8 million.

For the three months ended June 30, 2018 and 2017, the hospitality and entertainment operations segment contributed 78.2% and 83.6%, respectively, of total consolidated revenues. For the six months ended June 30, 2018 and 2017, the hospitality and entertainment operations segment contributed 74.8% and 89.0%, respectively, of total consolidated revenues. The year-over-year decrease in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to increased revenues in our mortgage loan segment.

Similarly, during the three and six months ended June 30, 2018 and 2017, the hospitality and entertainment operations segment constituted the entirety of consolidated operating property direct expenses.

Of the $3.0 million in total operating expenses for the three months ended June 30, 2018, the hospitality management company expenses accounted for $0.2 million of the total.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed losses of $0.7 million and $2.3 million of the total consolidated net loss from continuing operations for the three and six months ended June 30, 2018, respectively. The hospitality and entertainment operations segment contributed net income of $0.3 million and $0.7 million to the total consolidated net loss from continuing operations for the three and six months ended June 30, 2017, respectively.

Mortgage and REO - Legacy Portfolio and Other Operations
	Three months ended June 30,				Six months ended June 30,
	2018	% of Consolidated Total	2017	% of Consolidated Total	2018	% of Consolidated Total	2017	% of Consolidated Total

Total Revenue	$642	21.4%	$101	9.5%	$1,267	24.2%	$128	5.7%
Expenses:
Expenses for non-operating real estate owned	171	100.0%	170	100.0%	367	100.0%	336	100.0%
Professional fees	269	35.7%	663	55.6%	816	50.1%	1,684	79.4%
General and administrative expense	-	0.0%	107	4.1%	-	0.0%	115	2.6%
Interest expense	116	14.9%	133	30.2%	229	15.0%	265	30.3%
Total operating expenses	556		1,073		1,412		2,400
Other expenses (income):
Gain on disposal of assets, net	(142)	100.0%	(1,514)	90.0%	(395)	100.0%	(1,546)	90.1%
Recovery of investment and credit losses, net	(175)	100.0%	(212)	77.9%	(175)	100.0%	(278)	82.2%
Earnings in unconsolidated subsidiaries	-	0.0%	52	100.0%	-		171	100.0%
Other income	(317)		(1,674)		(570)		(1,653)
Total expenses, net of gains	239	4.3%	(601)	-18.9%	842	7.3%	747	10.2%
Net Income (Loss)	403	-16.1%	702	-33%	425	-6.8%	(619)	12.1%
Net loss attributable to noncontrolling interests	113	452.0%	(755)	100.0%	244	212.2%	(734)	100.0%
Net Income (Loss) Attributable to Common Shareholders	$516	-12.4%	$(53)	1.2%	$669	-7.2%	$(1,353)	38.8%

For the three months ended June 30, 2018 and 2017, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 21.4% and 9.5%, respectively, of total consolidated revenues. For the six months ended June 30, 2018 and 2017, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 24.2% and 5.7%, respectively, of total consolidated revenues. The year-over-year increase in segment revenue as a percentage of total revenue resulted primarily from mortgage investments made beginning in mid-2017.

For the three months ended June 30, 2018 and 2017, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net of (gains), of $0.2 million and $(0.6) million, respectively. For the six months ended June 30, 2018 and 2017, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net of (gains), of $0.8 million and $0.7 million, respectively. The year-over-year increase in net expenses for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to (i) gains from the sale of REO assets (or portions thereof), (iii) decreases in professional fees, and (iv) increases in mortgage revenue due to the mortgage investments made beginning in mid-2017.

After revenues, less interest, recoveries of investment and credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net income (loss) of $0.4 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively.  The Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net income (loss) of $0.4 million and $(0.6) million for the six months ended June 30, 2018 and 2017, respectively.

See “Note 4 – Mortgage Loans, Net” and “Note 5 – Real Estate Held for Sale, Other Real Estate Owned, and Operating Properties” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other
	Three months ended June 30,				Six months ended June 30,
	2018	% of Consolidated Total	2017	% of Consolidated Total	2018	% of Consolidated Total	2017	% of Consolidated Total

Total Revenue	$13	0.4%	$73	6.9%	$48	0.9%	$119	5.3%
Expenses:
Professional fees	442	58.6%	488	40.9%	711	43.6%	408	19.2%
General and administrative expense	1,399	81.9%	2,459	94.1%	2,965	82.6%	4,208	96.6%
Interest expense	337	43.2%	308	69.8%	664	43.5%	609	69.7%
Depreciation & amortization expense	62	20.5%	49	100.0%	124	19.3%	93	100.0%
Total operating expenses	2,240		3,304		4,464		5,318
Other expenses
Recovery of investment and credit losses, net	-		(60)	0.0%	-		(60)	17.8%
Other expenses	-		(60)		-		(60)
Total expenses	2,240	40.7%	3,244	101.9%	4,464	38.8%	5,258	71.6%
Net Loss	(2,227)	89.2%	(3,171)	149.2%	(4,416)	70.2%	(5,139)	100.8%
Cash dividend on redeemable convertible preferred stock	(647)	455.6%	(533)	100.0%	(1,239)	872.5%	(1,061)	100.0%
Deemed dividend on redeemable convertible preferred stock	(915)	100.0%	(672)	100.0%	(1,731)	100.0%	(1,331)	100.0%
Cash dividend on perpetual preferred stock	(142)	15.5%	-	0.0%	(142)	8.2%	-	0.0%
Net Loss Attributable to Common Shareholders	$(3,931)	94.1%	$(4,376)	101.2%	$(7,528)	81.1%	$(7,531)	215.9%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any material revenues for the Company for the three and six months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018 and 2017, the Corporate and Other segment contributed $2.2 million and $3.2 million, respectively, or 40.7% and 101.9%, to total consolidated expenses. For the six months ended June 30, 2018 and 2017, the Corporate and Other segment contributed $4.4 million and $5.3 million, respectively, or 38.8% and 71.6%, to total consolidated expenses. The decrease in expenses for this segment is primarily attributable to (i) decreased professional fees, and (ii) decreased general and administrative expense.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of June 30, 2018, our loan portfolio consisted of five mortgage loans with a carrying value of $22.9 million. As of December 31, 2017, our loan portfolio consisted of first mortgage loans with a carrying value of $19.7 million. As of June 30, 2018 and December 31, 2017, two of the loans are fully reserved and have a zero carrying value. During the six months ended June 30, 2018, we originated two loans for $13.1 million (none of which has been funded as of June 30, 2018) and $3.0 million, and earned net origination fees related to underwriting the loan of $0.1 million. As of June 30, 2018 and December 31, 2017, the valuation allowance represented 35.8% and 39.2%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

As of June 30, 2018, the collateral underlying our loan portfolio was located in New York, California, Missouri, Texas, and Arizona. As of December 31, 2017, the collateral underlying our loan portfolio was located in California, Missouri, and Texas. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change in the geographic diversification of our loans is primarily attributed to loan purchases and originations.

While our lending activities have historically been focused primarily in the southwestern United States, we remain flexible in further diversification of our investments geographically if attractive opportunities arise when we recommence lending activities at a meaningful level.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to either the Prime rate or LIBOR rate with interest rate floors. At June 30, 2018 and December 31, 2017, the Prime rate was 5.00% and 4.50%, respectively. At June 30, 2018 and December 31, 2017, the LIBOR rate was 2.09% and 1.56%, respectively.

As of June 30, 2018, four of our six loans were performing, had a weighted average principal balance $5.7 million, and a weighted average interest rate of 9.64%. At December 31, 2017, two of our four loans were performing and had a weighted average principal balance of $10.0 million and a weighted average interest rate of 9.69%.

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

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of June 30, 2018, the original projected end-use of the collateral under our loans was classified as 38.9% residential and 61.1% commercial. As of December 31, 2017, the original projected end-use of the collateral under our loans was classified as 39.2% residential and 60.8% commercial.

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our mortgage loan portfolio, net of the valuation allowance, as of June 30, 2018, has scheduled maturity dates as follows:

Quarter	Principal and Interest Balance	Percent	#
Matured	$12,682	35.7%	2
Q3 2018	7,594	21.4%	1
Q2 2019	3,000	8.4%	1
Q4 2019	12,265	34.5%	1
Total principal and interest	35,541	100.0%	5
Less: valuation allowance	(12,682)
Net carrying value	$22,859

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding loan modifications.

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

At June 30, 2018, we held total REO assets of $67.3 million, of which $12.6 million were held for sale, $21.9 million were operating properties, and $32.8 million were classified as other real estate owned. At December 31, 2017, we held REO assets of $64.6 million, of which $5.9 million were held for sale, $20.5 million were held as operating properties, and $38.3 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Minnesota, Utah, and New Mexico.

During the six months ended June 30, 2018, we sold two REO assets (or portions thereof) for $0.5 million (net of transaction costs and other adjustments) resulting in a total net gain on sale of $0.4 million. During the six months ended June 30, 2017, we sold four REO assets (or portions thereof) for $92.9 million (net of transaction costs and other adjustments), resulting in a total net gain of $8.5 million, of which $6.8 million was included as a component of discontinued operations in the unaudited condensed consolidated statement of operations.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2018 and 2017, these costs and expenses were $2.3 million and $1.1 million ($0.3 million of which is included in income from discontinued operations), respectively.  For the six months ended June 30, 2018 and 2017, these costs and expenses were $4.7 million and $5.8 million, respectively, ($4.0 million of which is included in loss from discontinued operations), respectively. Cash outlays for capitalized development costs totaled $3.2 million and $1.1 million for the six months ended June 30, 2018 and 2017.

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

Important Relationships between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan in defaults at June 30, 2018 and December 31, 2017 consisted of impaired legacy mortgage loans. At June 30, 2018 and December 31, 2017, two of our outstanding loans were in default, both of which were past their respective scheduled maturity dates and fully reserved. We are in the process of pursuing certain enforcement action which could lead to foreclosure or other disposition of assets serving as collateral for our other portfolio loans in default. The timing of foreclosure on the remaining loan collateral is dependent on several factors, including applicable state statutes, other existing liens, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, and summaries of the procedures performed in connection with our fair value analysis as of June 30, 2018, is presented in Note 8 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the three and six months ended June 30, 2018 and 2017. However, we recorded net recoveries of prior investment and credit losses of $0.1 million during the three months ended June 30, 2017 and none during the three months ended June 30, 2018 relating to the collection of cash, receivables and/or other assets from guarantors on certain legacy loans and insurance reimbursements. For both the three and six months ended June 30, 2018 and 2017, we recorded no impairment of real estate owned.

As of June 30, 2018 and December 31, 2017, the valuation allowance totaled $12.7 million, representing and 35.8% and 39.2%, respectively, of the total outstanding loan principal and accrued interest balance.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have secured financing when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a remaining balance of $1.0 million at June 30, 2018. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three months ended June 30, 2018 totaled $0.2 million. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Had the Company met certain minimum cash and profitability conditions, the Company would have been required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018. Such conditions were not met and no prepayment was required.

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

Special Assessment Obligations

As of June 30, 2018 and December 31, 2017, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had a remaining balance of $0.1 million and $0.1 million, respectively. This special assessment obligation has amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and is secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at June 30, 2018. We made no principal payments on this special assessment obligation during the six months ended June 30, 2018.

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

Hotel Acquisition and Construction Loan

In connection with the acquisition of the MacArthur Hotel in the fourth quarter of 2017, the Company entered into a building loan agreement/disbursement schedule and related agreements with MidFirst, dated as of October 2, 2017, in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million of which is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires the Company to fund minimum equity of $17.4 million, the majority of which was funded at the time of the MacArthur Place purchase and the balance of which will be funded during the renovation period. The MacArthur Loan has an initial term of three years, and may be extended for two one year periods if the loan is in good standing and upon satisfaction of certain conditions, and upon payment of a fee of 0.35% of outstanding principal per extension. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75%, which may be reduced by (a) 0.25% if certain minimum compensating balances are maintained at the Bank and by (b) 0.50% if certain additional conditions are met.

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

Purchasers of the Preferred Interests (the “Preferred Members”) will be entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). The Fund Manager is expected to retain a 10.0% Preferred Interest in the Hotel Fund. Prior to the sale or other disposition of the Property, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company, through the Common Member, will provide the funds necessary to pay the Preferred Distribution for such month. Such payment by the Common Member will be treated as an additional capital contribution and the Common Member’s capital account will be increased by such amount. In addition, on a quarterly basis, the Hotel Fund will distribute ten percent (10.0%) of cash available for distribution, as defined in the Hotel Fund’s LLC Agreement, after payment of the Preferred Distribution, calculated for the most recently completed fiscal quarter to the Preferred Members pro rata in proportion to the weighted average Preferred Interests owned during the applicable quarterly period (the “Quarterly Excess Cash Distribution”). Additionally, upon the refinance or sale of all or a portion of the Property, Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”). The Company will have no obligation to contribute the funds necessary to pay the Preferred Distribution or the Additional Preferred Distribution upon a capital transaction such as the sale or refinancing of the Property. Upon a capital transaction, the Company will distribute 10.0% of any cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned. As of June 30, 2018, the Hotel Fund raised $5.6 million in outside Preferred Interests. As of June 30, 2018, the Company’s common interest balance was $15.6 million and its Preferred Interest balance was $0.6 million.

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

During the year ended December 31, 2017, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships to provide a collective lending facility with a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of June 30, 2018, the total principal advanced under these notes was $4.8 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.75% at June 30, 2018) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable have been eliminated in consolidation.

Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt

At June 30, 2018 and December 31, 2017, certain of our joint ventures and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.

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

 At June 30, 2018, we had cash and cash equivalents of $30.1 million, as well as REO held for sale of $12.6 million, which we believe are sufficient to cover our liquidity needs over the next twelve months. However, our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our requirements for liquidity as of and for the three and six months ended June 30, 2018, except that our $10.2 million Exchange Notes have a maturity date of April 28, 2019.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $7.7 million and $8.1 million for the six months ended June 30, 2018 and 2017, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs.

Cash Provided By (Used In) Investing Activities.

Net cash provided by (used in) investing activities was $(5.6) million and $86.9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash from investing activities is attributed primarily to reduced REO sales and their resulting proceeds from the disposal of assets, offset by increased investment in real estate owned. Proceeds received from the sale of REO assets and mortgage loans totaled $0.5 million and $97.1 million for the six months ended June 30, 2018 and 2017, respectively. Mortgage investment funding totaled $2.9 million and $7.0 million during the six months ended June 30, 2018 and 2017, respectively. Additionally, capital investments in real estate owned increased year over year totaling $3.2 million and $1.1 million during the six months ended June 30, 2018 and 2017, respectively.

Cash Provided By (Used In) Financing Activities.

Net cash provided by (used in) financing activities was $31.8 million and ($51.8) million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2017, we repaid notes payable of $50.3 million and none during the six months ended June 30, 2018. We received $30.0 million for the issuance of preferred equity instruments and $4.8 million for the issuance of preferred equity in the Hotel Fund during the six months ended June 30, 2018. We also made dividend payments of $1.9 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of June 30, 2018, there have been no significant changes in our critical accounting policies from December 31, 2017, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of June 30, 2018.

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

3.4	Certificate of Designation of Series A Senior Perpetual Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on June 4, 2018 and incorporated herein by reference).

4.1

Second Amended and Restated Investment Agreement between IMH Financial Corporation, Juniper NVM, LLC, JCP Realty Partners, LLC, and JPMorgan Chase Funding Inc., dated May 31, 2018. (filed as Exhibit 10.2 to Current Report on Form 8-K on June 4, 2018 and incorporated herein by reference).

4.2

Common Stock Purchase Warrant, dated February 9, 2018, issued to JPMorgan Chase Funding Inc. (filed as Exhibit 4.2 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

10.1

Series A Senior Perpetual Preferred Stock Subscription Agreement between IMH Financial Corporation and JPMorgan Chase Funding Inc., dated May 31, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K on June 4, 2018 and incorporated herein by reference).

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

Date: August 14, 2018	IMH FINANCIAL CORPORATION

	By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	August 14, 2018
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer	August 14, 2018
Samuel J. Montes	(Principal Financial Officer and Principal Accounting Officer)