Form 10-Q
period 2018-09-30
IMH Financial Corp
filed 2018-11-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

The registrant had 1,576,616 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 691,733 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock, 5,595,148 shares of Series B-2 Preferred Stock, 2,352,941 shares of B-3 Preferred Stock and 22,000 shares of Series A Preferred Stock. The Series B-1, B-2, and B-3 Preferred Stock are collectively convertible, and when combined with outstanding common stock would convert into 27,279,551 outstanding common shares as of November 14, 2018.

IMH Financial Corporation
September 30, 2018 Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Cash and cash equivalents	$36,196	$11,789
Funds held by lender and restricted cash	432	143
Mortgage loans, net	22,979	19,668
Real estate held for sale	7,998	5,853
Operating properties, net	25,795	20,484
Other real estate owned	33,707	38,304
Goodwill	15,357	15,380
Other intangibles, net	710	958
Other receivables	769	410
Other assets	1,394	899
Property and equipment, net	422	570
Total assets	$145,759	$114,458

Liabilities
Accounts payable and accrued expenses	$5,932	$7,904
Accrued property taxes	412	301
Dividends payable	1,077	539
Accrued interest	533	189
Customer deposits and funds held for others	2,826	750
Notes payable, net of discount	35,694	34,105
Total liabilities	46,474	43,788

Redeemable convertible preferred stock, $.01 par value; 100,000,000 shares authorized; 10,552,941 and 8,200,000 shares outstanding; liquidation preference of $51,170 and $39,570 at September 30, 2018 and December 31, 2017, respectively	44,785	34,859
Perpetual preferred stock, liquidation preference of $22,000	21,738	—

Commitments and contingencies (Notes 13 and 14)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 18,596,774 and 18,079,522 shares issued at September 30, 2018 and December 31, 2017; 16,726,610 and 16,253,426 shares outstanding at September 30, 2018 and December 31, 2017, respectively	186	181
Less: Treasury stock at cost, 1,870,164 at September 30, 2018 and 1,826,096 at December 31, 2017, respectively	(6,286)	(6,286)
Paid-in Capital	710,572	714,889
Accumulated Deficit	(686,933)	(679,535)
Total IMH Financial Corporation Stockholders' Equity	17,539	29,249
Noncontrolling Interests	15,223	6,562
Total Stockholders' Equity	32,762	35,811
Total Liabilities and Stockholders’ Equity	$145,759	$114,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Operating property revenue	$2,085	$—	$5,753	$1,682
Mortgage loan income, net	709	350	1,976	402
Management fees, investment, and other income	32	300	323	808
Total revenue	2,826	650	8,052	2,892
Operating Expenses
Operating property direct expenses (exclusive of interest and depreciation)	2,364	105	6,699	1,544
Expenses for non-operating real estate owned	151	153	519	485
Professional fees	1,125	1,059	2,754	3,181
General and administrative expenses	1,788	1,793	5,376	6,154
Interest expense	775	449	2,300	1,323
Depreciation and amortization expense	281	46	925	139
Total Operating Expenses	6,484	3,605	18,573	12,826
Recovery of Investment and Credit Losses, Gain on Disposal, and Equity Method Loss from Unconsolidated Entities, Net
Gain on disposal of assets, net	(3,543)	(321)	(3,938)	(2,036)
Recovery of investment and credit losses, net	—	(6,070)	(175)	(6,408)
Impairment of Real Estate Owned	—	344	—	344
Equity method loss from unconsolidated entities, net	—	68	—	239
Total Recovery of Investment and Credit Losses, Gain on Disposal, and Equity Method Loss from Unconsolidated Entities, Net	(3,543)	(5,979)	(4,113)	(7,861)
Total costs and expenses	2,941	(2,374)	14,460	4,965
Income (loss) from Continuing Operations, Net of Tax	(115)	3,024	(6,408)	(2,073)
Income (loss) from discontinued operations, net of tax	—	30	—	4,766
Net Income (loss)	(115)	3,054	(6,408)	2,693
(Income) loss attributable to noncontrolling interest	(1,105)	1,224	(990)	490
Cash dividend on redeemable convertible preferred stock	(655)	(539)	(1,894)	(1,600)
Deemed dividend on redeemable convertible preferred stock	(920)	(685)	(2,651)	(2,016)
Cash dividend on perpetual preferred stock	(422)	—	(569)	—
Net Income (loss) Attributable to Common Shareholders	$(3,217)	$3,054	$(12,512)	$(433)
Earnings (loss) per common share
Basic, Continuing Operations	$(0.19)	$0.19	$(0.75)	$(0.32)
Basic, Discontinued Operations	—	—	—	0.29
Net Basic, Income (Loss) Per Share	$(0.19)	$0.19	$(0.75)	$(0.03)
Weighted Average Common Shares Outstanding - Basic	16,726,610	16,253,427	16,696,201	16,166,285
Diluted, Continuing Operations	$(0.19)	$0.12	$(0.75)	$(0.32)
Diluted, Discontinued Operations	—	—	—	0.29
Net Diluted, Income (Loss) Per Share	$(0.19)	$0.12	$(0.75)	$(0.03)
Diluted Weighted Average Common Shares Outstanding	16,726,610	25,091,821	16,696,201	16,166,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2018
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in capital	Accumulated deficit		Non-controlling interest	Total Stockholders' Equity
Balance at December 31, 2017	18,079,522	$181	1,826,096	$(6,286)	$714,889	$(679,535)	$29,249	$6,562	$35,811
Net income (loss)	—	—	—	—	—	(7,398)	(7,398)	990	(6,408)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	9,815	9,815
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(205)	(205)
Contribution of Hotel Fund capital costs	—	—	—	—	(87)	—	(87)	—	(87)
Profit participation distribution to non-controlling interests (Note 5)	—	—	—	—	—	—	—	(1,939)	(1,939)
Issuance of common stock warrants, net of cost accretion	—	—	—	—	581	—	581	—	581
Cash dividends on redeemable convertible preferred stock	—	—	—	—	(1,894)	—	(1,894)	—	(1,894)
Deemed dividends on redeemable convertible preferred stock	—	—	—	—	(2,651)	—	(2,651)	—	(2,651)
Cash dividends on perpetual preferred stock	—	—	—	—	(569)	—	(569)	—	(569)
Relinquishment of class C common stock to treasury		—	44,068	—	—	—	—	—	—
Stock-based compensation	517,252	5	—	—	303	—	308	—	308
Balance at September 30, 2018	18,596,774	$186	1,870,164	$(6,286)	$710,572	$(686,933)	$17,539	$15,223	$32,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$(6,408)	$2,693
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity method loss from unconsolidated entities	—	239
Stock-based compensation and option amortization	308	591
Stock-based compensation related to purchase of treasury stock	—	116
Gain on disposal assets	(3,938)	(8,873)
Amortization of deferred financing costs	87	447
Depreciation and amortization expense	925	417
Accretion of mortgage income	(323)	(129)
Accretion of discount on notes payable	705	610
Other non-cash recovery of investment an credit losses	—	(6,298)
Impairment of Real Estate Owned	—	344
Non-cash interest expense funded by loan draw	811	—
Changes in operating assets and liabilities
Accrued interest receivable	12	(95)
Other receivables	(360)	(1,280)
Other assets	78	(2,235)
Accrued property taxes	111	(110)
Accounts payable and accrued expenses	(2,901)	(1,686)
Customer deposits and funds held for others	137	1,239
Accrued interest	344	(268)
Total adjustments, net	(4,004)	(16,971)
Net cash used in operating activities	(10,412)	(14,278)
INVESTING ACTIVITIES
Proceeds from sale of real estate owned, operating properties, and other assets	8,709	98,321
Purchase of property and equipment	(23)	(388)
Mortgage loan investment and funding	(3,000)	(7,000)
Investment in unconsolidated entities	—	(1,810)
Investment in real estate owned and other operating properties	(7,208)	(1,383)
Net cash provided by (used in) investing activities	(1,522)	87,740
FINANCING ACTIVITIES
Proceeds from issuance of preferred equity	30,000	—
Equity issuance costs paid	(405)	—
Purchase of interest rate cap	(548)	—
Repayments of notes payable	(14)	(50,370)
Repayments of capital leases	—	(2)
Dividends paid	(1,926)	(1,600)
Purchase of treasury stock	—	(338)
Contribution of Hotel Fund capital costs	(87)	—

Distributions to noncontrolling interests	—	(9)
Contributions from Hotel Fund investors	9,815	—
Distributions to Hotel Fund investors	(205)	—
Net cash provided by (used in) financing activities	36,630	(52,319)

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	24,696	21,143
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,932	13,689
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	36,628	34,832
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	(435)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS, END OF PERIOD	$36,628	$34,397

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$308	$1,603
Cash paid for taxes	$—	$5
Non-Cash Investing and Financing Transactions
Decrease in investment in unconsolidated entities due to consolidation of VIE's	$—	$(4,000)
Decrease in mortgage loans due to consolidation of VIE's	$—	$(400)
Decrease in other receivables due to consolidation of VIE's	$—	$(2,400)
Increase in other real estate owned due to consolidation of VIE's	$—	$17,800
Increase in other assets due to consolidation of VIE's	$—	$1,100
Increase in accounts payable due to consolidation of VIE's	$—	$200
Increase in non-controlling interest due to consolidation of VIE's	$—	$6,509
Capital expenditures in accounts payables and accrued expenses	$929	$438
Capital lease and other liabilities assumed by buyer in sale of property	$—	$4,292
Decrease in non-controlling interest through profit participation	$(1,939)	$(1,537)
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Liquidity

As of September 30, 2018, our accumulated deficit aggregated $686.9 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as ongoing net operating losses resulting from the lack of income-producing assets, and the high cost of our previous debt financing. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

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

The MacArthur Loan required the Company to fund minimum equity of $17.4 million, all of which has been funded. The Company was required to provide a loan repayment guaranty equal to 50% of the MacArthur Loan principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of September 30, 2018. In addition, the MacArthur Loan required MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

While the Company utilized its own equity (along with debt proceeds as described above) to purchase MacArthur Place, the Company formed L’Auberge Fund Manager, LLC, a wholly-owned subsidiary of the Company, which commenced an offering of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”) pursuant to Regulation D and Regulation S promulgated under the Securities Act. The net proceeds of the Offering are being used to (i) reimburse the Company’s initial investment in the Hotel Fund and (ii) fund certain renovations to MacArthur Place. The Company is expected to retain a 10.0% Preferred Interest in the Hotel Fund. The Hotel Fund has sold Preferred Interests to unrelated investors in the aggregate amount of $10.5 million through September 30, 2018. The amount of Preferred Interests raised reduced the Company’s common member interests by a corresponding amount. At September 30, 2018, the Company’s common member interest in the Hotel Fund totaled $14.1 million and it held a preferred interest of $1.2 million. Since the Company is deemed the primary beneficiary of and controls the Hotel Fund, we have consolidated this entity in the accompanying unaudited consolidated financial statements.

As of September 30, 2018, we had cash and cash equivalents of $36.2 million, REO assets held for sale with a carrying value of $8.0 million, and other REO assets with a carrying value of $33.7 million that we seek to dispose of within the next 12 months. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

As further described in Note 11, on February 9, 2018, the Company entered into a Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement with its largest shareholder, JPMorgan Chase Funding Inc. (“Chase Funding”), pursuant to which Chase Funding agreed to purchase 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-3 Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. The Company uses the proceeds from the sale of these shares for general corporate purposes. Dividends on the Series B-3 Preferred Stock accrue at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. In connection with this transaction, the Company issued a warrant to Chase Funding to acquire an additional 600,000 shares of our common stock that is exercisable at any time on or after February 9, 2021 for a two (2) year period at an exercise price of $2.25 per share.

In addition, on May 31, 2018, the Company entered into a Series A Senior Perpetual Preferred Stock Subscription Agreement with Chase Funding, pursuant to which Chase Funding agreed to purchase 22,000 shares of our Series A Senior Perpetual Preferred Stock, (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for a total purchase price of $22.0 million. The Company uses the proceeds from the sale of these shares for general corporate purposes and to pursue its investment strategy. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Series A Preferred Stock shall, with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Corporation, rank senior to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. See Note 11 for additional information relating to the Series B-3 Preferred Stock and Series A Perpetual Preferred Stock.

We require liquidity and capital resources for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, including the $10.2 million Exchange Notes debt

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

maturing in April 2019 (see Note 9 for additional information), dividends to our preferred shareholders, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash, mezzanine and mortgage loan interest income, revenues from ownership or management of hotels, proceeds from borrowings and equity issuances, and proceeds from the disposition of our existing REO assets held for sale. We believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate receiving from the disposition of our real estate held for sale, and debt and equity financing will be sufficient to allow us to fund our operations for a period of one year from the date these consolidated financial statements are issued.

While we have been successful in securing financing through September 30, 2018 to provide adequate funding for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets, and receipts of principal and interest on mortgage and related investments, there is no assurance that we will be successful in selling our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Redeemable Convertible Preferred Stock

During the nine months ended September 30, 2018, the Company issued an additional 2,352,941 shares of redeemable convertible preferred stock. The preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of the greater of 145% of the original purchase price of the preferred stock or tangible net book value per share at redemption. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheet.  Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. The Company is required to assess whether the preferred stock is redeemable at each reporting period.

Perpetual Preferred Stock

As described in Note 11, the Company issued 22,000 shares of Series A perpetual preferred stock to Chase Funding during the nine months ended September 30, 2018. While the Series A Preferred Stock ranks senior to all other classes or series of shares of preferred or common stock, is does not have voting rights, is not convertible to common stock and has no stated redemption date. After five years, the holder of these shares has call rights to require the Company to redeem all of the shares at the redemption price. However, since the Series A Preferred Stock maintains characteristics of both debt and equity as of the reporting date, ithas been presented in the mezzanine equity section of the accompanying condensed consolidated balance sheets in accordance with GAAP.

Derivative Instruments and Hedging

We occasionally use interest rate derivatives to mitigate our risks against rising variable interest rate debts. Our interest rate derivatives currently consist of one interest rate cap which is not designated as a hedge. As such, this derivative is recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives are reported as other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of interest rate derivatives are recognized in earnings as unrealized gain (loss) on derivatives in the accompanying condensed consolidated statements of operations.

Revenue Recognition

In the first quarter of 2018, the Company implemented ASU 2014-09. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. ASU 2014-09 defines a five-step process to achieve this core principle.

Mortgage Investment Revenue Recognition

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 360 or 365 day year, in accordance with the related mortgage loan terms. We do not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when (i) it is past its scheduled maturity by more than 90 days; (ii) it becomes delinquent as to interest due by more than 90 days; or (iii) the related fair value of the collateral is less than the total principal, accrued interest and related costs. We may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as we expect that income recognized in such cases is probable of collection. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy is to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest or more than 90 days past scheduled maturity, whichever comes first.

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

We defer premiums or discounts arising from acquired loans at acquisition and amortize such premiums or discounts as an adjustment to interest income over the contractual term of the related loan using the effective interest method. We include the unamortized portion of the premium or discount as a part of the net carrying value of the loan in the condensed consolidated balance sheets. Costs not directly paid to the seller of the loan are expensed as incurred and not amortized, except for any fees paid directly to the seller.

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

• Other ancillary goods and services purchased independently of the room reservation at standalone selling prices are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Funds Held by Lender and Restricted Cash

Funds held by lender and restricted cash includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes and insurance. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$36,196	$11,789
Funds held by lender and restricted cash	432	143
Total cash, cash equivalents, and restricted cash	$36,628	$11,932

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classifi ed in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. We adopted the requirements of ASU 2016-15 which had no significant impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

the requirements of ASU 2016-18 which resulted in a change in the presentation of the statement of cash flows. The Company’s statement of cash flows for the nine months ended September 30, 2017 has been retroactively restated for the effect of adopting this ASU, adding approximately $2.2 million of cash, cash equivalents, and restricted cash at the beginning of the period and approximately $0.3 million of cash, cash equivalents, and restricted cash to the end of the period. The reclassification resulted in a decrease to cash, cash equivalents, and restricted cash used in operating activities by $1.4 million and a decrease to cash, cash equivalents, and restricted cash provided by investing activities by $0.4 million. The preceding table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718). The ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the requirements of ASU 2016-02 effective January 1, 2019, the first day of fiscal year 2019, and will use the cumulative-effect transition method. The Company anticipates taking advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases, and lease classifications for existing or expired leases, and initial direct costs for existing leases, and the Company is further evaluating other optional practical expedients. Based upon a preliminary assessment, the Company expects that substantially all of the operations lease commitments will be subject to the new guidance. We are currently performing an assessment of the revised standard and assessing our existing lease portfolio in order to determine the impact to our accounting systems, processes and internal control over financial reporting.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders' equity will be included in its Form 10-Q for the first quarter of fiscal year 2019.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — REVENUE

On January 1, 2018, we adopted Topic 606 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements, thus no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605-Revenue Recognition.

The Company derives hotel revenues from our hotel in Sonoma, California. Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.

Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel properties, In-room dining and mini-bar revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audio-visual equipment/services, rental of function rooms, and other F&B related revenue. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenue as appropriate (i.e., gross vs. net).

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

Following is a breakdown of revenue by source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating property revenue
Rooms	$1,311	$—	$3,207	$—
Golf range fees	—	—	—	820
Banquet	175	—	333	114
Food and beverage	314	—	1,440	352
Spa and fitness center	194	—	522	240
Other	91	—	251	156
Total operating property revenue	2,085	—	5,753	1,682
Mortgage loan income, net	709	350	1,976	402
Management fees, investment and other income	32	300	323	808
Total revenue	$2,826	$650	$8,052	$2,892

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET

As of September 30, 2018, the Company had six loans with an outstanding balance of $23.0 million, three of which were performing loans bearing a weighted-average interest rate of 8.84% as of September 30, 2018. As of December 31, 2017, the Company had four loans with an outstanding balance of $19.7 million, two of which were performing loans bearing a weighted-average interest rate of 9.69%. During the nine months ended September 30, 2018 and 2017, we recorded mortgage interest income of $2.0 million and $0.4 million, respectively.

During the three months ended September 30, 2018, one of our loans with an outstanding balance of $7.6 million entered default status upon its maturity, although it was not considered impaired since the fair value of the underlying collateral was deemed to exceed the carrying value of the loan. As of September 30, 2018, the Company had three non-performing loans, two of which have been fully reserved and have a zero carrying value and the remaining non-performing loan has a carrying value of $7.63 million. As of December 31, 2017, the Company had two non-performing loans, respectively, which have been fully reserved and have a zero carrying value. As of September 30, 2018 and December 31, 2017, the valuation allowance was $13.1 million and 12.7 million, respectively.

During the nine months ended September 30, 2018 ,the Company originated two new loans. The first loan is a $13.1 million construction loan bearing annual interest at 8.5% plus one-month LIBOR, with an original maturity date of July 18, 2020 and a six-month extension option. As of September 30, 2018, the Company had not yet advanced any loan funds pending the borrower’s obligation to meet certain minimum equity requirements. The loan is collateralized by a first lien security interest in certain real and personal property and related improvements thereon located in Phoenix, Arizona. The second loan origination was a mortgage loan for $3.0 million bearing annual interest rate of 6% plus one-month LIBOR (subject to an 8% interest rate floor), and an exit fee equal to 1% of the principal balance. The loan is collateralized by a first lien security interest in a residential unit located in New York, NY. The loan provides for interest only payments payable monthly during the initial 12 month term with a balloon payment due upon maturity. The borrower has an option to extend the loan by six months. We did not originate or sell any mortgage loans during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company purchased one new mezzanine loan from a related party (as described in Note 14) at a discount for $7.0 million, with a face value of $7.6 million and incurred and expensed costs related to underwriting the loan of $0.2 million.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REAL ESTATE HELD FOR SALE, OTHER REAL ESTATE OWNED, AND OPERATING PROPERTIES

As of September 30, 2018, we held total REO assets of $67.5 million, of which $8.0 million were classified as held for sale, $25.8 million were held as operating properties, and $33.7 million were classified as other real estate owned. At December 31, 2017, we held total REO assets of $64.6 million, of which $5.9 million were classified as held for sale, $20.5 million were held as operating properties, and $38.3 million were classified as other real estate owned.

During the nine months ended September 30, 2018, we sold three REO assets (or portions thereof) for $8.7 million (net of transaction costs and other adjustments) resulting in a total net gain on sale of $3.9 million, less allocated gains to non-controlling interests of $1.9 million. During the nine months ended September 30, 2017, the Company sold REO from seven projects (in whole or portions thereof), for $98.3 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $8.9 million, of which $6.8 million is included as a component of discontinued operations in the condensed consolidated statement of operations.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2018 and 2017, these costs and expenses were $2.5 million and $0.3 million ($16.0 thousand of which is included in income from discontinued operations), respectively. For the nine months ended September 30, 2018 and 2017, these costs and expenses were $7.2 million and $6.0 million ($4.0 million of which is included in loss from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $7.2 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - VARIABLE INTEREST ENTITIES
As of September 30, 2018 and December 31, 2017, we consolidated multiple variable interest entities (“VIE’s”) relating to three projects: two are comprised of real estate holdings and one is an operating hotel property. We are deemed to be the primary beneficiaries of these consolidated VIE’s as we have the power to direct the activities that most significantly affect their economic performance and we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIE’s are only available to settle the obligations of the respective entities. Our condensed consolidated balance sheets included the assets and liabilities of these VIE’s. Our condensed consolidated statement of operations includes net loss for the nine months ended September 30, 2018 and year ended December 31, 2017. These are primarily comprised of the following (in thousands):

Assets, Liabilities, and Losses of Consolidated VIE's	September 30, 2018	* 12/31/2017
Total assets	$81,950	$69,480
Total liabilities	34,960	30,240
Net loss	(70)	(1,480)
* As Restated

During the nine months ended September 30, 2018, the Hotel Fund raised $9.8 million in Preferred Interests and made distributions of earnings to holders of those Preferred Interests of $0.2 million.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Derivative

We are exposed to risks arising from rising interest rates on our variable rate debt instruments.  To manage these risks, we primarily use interest rate derivatives, which currently consist of one interest rate cap.  To mitigate the nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

During the nine months ended September 30, 2018, we entered into an interest rate cap with a notional amount of $36.0 million and a rate cap of 2.2%. The interest rate cap had an effective date of March 21, 2018 and terminates on March 1, 2021. This instrument was not designated as a cash flow hedge. During the three and nine months ended September 30, 2018, there was no adjustment of the fair value on the interest rate cap. The estimated fair value of the interest rate cap at September 30, 2018 approximated $0.5 million.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis process and procedures are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We perform a valuation analysis of our loans, REO held for sale, other REO, and derivative instruments on a quarterly basis. We consider all relevant, material circumstances to determine if, and the extent to which, a valuation allowance is required.

Impairment for collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. Substantially all of our loans in default are deemed to be collateral dependent.

REO assets that are classified as held for sale and other REO are measured at the lower of carrying amount or fair value, less estimated cost to sell. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our other REO, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

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

Fair Value Measurements of Derivative Instrument

As described in Note 7, during the nine months ended September 30, 2018, we purchased an interest rate cap in order to mitigate our risk on variable debt against rising interest rates. In order to estimate the fair value of this derivative instrument, we use valuation reports from third party broker who issued the derivative instrument. The report contemplates fair value by using inputs, including market-observable data such as U.S dollar and foreign-denominated interest rate curves, foreign exchange rates, volatilities, and information derived from or corroborated by that market-observable data which are classified as Level 2 inputs in the fair value hierarchy. The fair value method does not contemplate credit valuation adjustments (“CVA”) which would be a Level 3 input as the CVA uses credit spreads which are generally unobservable to the market. The fair value used in these financial statements approximate fair value without the CVA. As of September 30, 2018, the fair value of the interest rate cap was $0.5 million and there were no gains or losses on the instrument during the three or nine months ended September 30, 2018.

Fair Value Measurements of Equity Securities

As described elsewhere in this Form 10-Q, during the nine months ended September 30, 2018, we issued 2,352,941 shares of Series B-3 Preferred Stock and a detachable common stock warrant to purchase 600,000 shares. We also issued 22,000 shares of Series A Preferred Stock. In order to estimate the fair value of the securities issued in these transactions pursuant to applicable accounting guidance, we engaged a third party valuation firm to assist us in our fair value assessment as our securities are not traded on an open exchange. In estimating fair value, the valuation firm considered the negotiated terms of these transactions, utilized certain current and prospective financial and operational data provided by management, obtained financial and other data from various public, financial and industry sources, and evaluated applicable economic and industry conditions as of the valuation date and their effects on the Company. Based on this valuation assessment, management estimated the fair value of the equity securities issued or granted in connection with the transaction completed February 9, 2018 for the Series B-3 Preferred Stock and May 31, 2018 for the Series A Preferred Stock as follows:

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

Subject securities	Estimated Fair Value per Share
Series B-3	$4.12
Series A Preferred Stock	$1,000
JPM Warrants	$1.52

We accounted for the issuance of the Series B-3 Preferred Stock and common stock warrants in accordance with applicable accounting guidance, under which we allocated the $8.0 million investment amount in proportion to the relative fair value of the the Series B-3 Preferred Stock and common stock warrants. As described below, the fair value of the common stock warrants was estimated at $0.9 million at date of issuance however, the allocated relative fair value of the warrants of $0.7 million was recorded as additional paid-in capital with an offsetting discount to the Series B-3 Preferred Stock during the nine months ended September 30, 2018. The common stock warrants have an exercise price of $2.25, a contractual term of 2 years and are not exercisable until February 9, 2021.

The fair value of the common stock warrants was estimated at $0.9 million on the date of issuance using the Black-Scholes valuation model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the warrants. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option or warrant. A summary of these applicable factors used in the valuation follows:

Expected stock price volatility	40%
Risk-free interest rate	2%
Expected life of warrants (in years)	3
Expected dividend yield	—
Common Stock value discount for lack of marketability	25%

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded no non-cash provision for credit losses on our loan portfolio during the three and nine months ended September 30, 2018 and 2017, respectively. We recorded net recoveries of investment and credit losses of $0 and $0.2 million during the three and nine months ended September 30, 2018, respectively. We recorded net recoveries of $6.1 million and $6.4 million in net recoveries of investment and credit losses for the three and nine months ended September 30, 2017, respectively. These recoveries resulted from the collection of cash and/or other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the respective period. We recorded no impairment losses during the three and nine months ended September 30, 2018 and $0.3 million during the three and nine months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, the valuation allowance totaled $13.1 million, representing 37.1% and 39.2%, respectively, of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of September 30, 2018, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of estimated fair value as of September 30, 2018 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of September 30, 2018 and December 31, 2017, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Note Payables, Net
$32.3 million note payable to MidFirst Bank secured by a first lien on an operating hotel property, interest-only payments due monthly at the 30-day Libor (2.26% and 1.56% at September 30, 2018 and December 31, 2017, respectively) plus 3.25% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (5.41% and 5.31% effective rate at September 30, 2018 and December 31, 2017, respectively) , matures October 1, 2020 with possibility of two one-year extensions, with construction completion and repayment guarantee provide by the Company	$20,368	$19,557
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rates of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (8.25% and 5.75% at September 30, 2018 and December 31, 2017, respectively), matures December 31, 2019	5,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net discount of $0.8 million and $1.2 million at September 30, 2018 and December 31, 2017, respectively, 4% annual coupon interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	9,643	8,938
$2.3 million special assessment bonds dated between 2002 and 2007, secured by the residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022 (classified as held for sale as of March 31, 2018)	103	116
Total notes payable	36,054	34,551
Less: deferred financing costs of notes payable	(360)	(446)
Total notes payable, net	$35,694	$34,105

Interest expense for the three months ended September 30, 2018 and 2017 was $0.8 million and $0.4 million, respectively. Interest expense for the nine months ended September 30, 2018 and 2017 was $2.3 million and $2.4 million, respectively. Interest expense for the nine months ended September 30, 2017 includes $1.1 million which is included in income from discontinued operations in the accompanying condensed consolidated statements of operations.

Senior Indebtedness

MacArthur Place

In October 2017, we borrowed $32.3 million from MidFirst Bank in connection with our purchase of MacArthur Place, of which $19.4 million was utilized for the purchase of MacArthur Place, approximately $10.0 million of which was being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan bears floating interest equal to the 30-day LIBOR rate (2.26% and 1.56% at September 30, 2018 and December 31, 2017, respectively) plus 3.75%, which may be reduced by up to 0.50% if certain conditions are met. During the three and nine months ended September 30, 2018, the Company made interest draws totaling $0.3 million and $0.8 million, respectively against the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty with respect to the planned improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

net worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant. The Company was in compliance with these covenants and guarantees at September 30, 2018 and December 31, 2017. In addition, the Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the 2014 Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a balance of $0.4 million at September 30, 2018. This amount is reflected as a debt discount in the accompanying financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Had the Company met certain minimum cash and profitability conditions, the Company would have been required to prepay fifty percent (50%) of the outstanding principal balance of the EO Notes on April 29, 2018. Such conditions were not met and no prepayment was required.

As described in Note 15, subsequent to September 30, 2018, the Company commenced an offering to existing noteholders to extend the maturity date of the EO Notes to December 15, 2021 and increase the interest rate from 4% to 7%.

Our notes payable and special assessment obligations have the following scheduled maturities as of September 30, 2018 (in thousands):

Year	Amount
2018	$14
2019	15,612
2020	20,394
2021	26
2022	8
Less: deferred financing costs of notes payable	(360)
Total	$35,694

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

Condensed consolidated financial information for our reportable operating segments as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 is summarized as follows (in thousands):

	September 30,	December 31,
Balance Sheet Items	2018	2017
Total Assets
Mortgage and REO - Legacy portfolio and other options	$67,112	$66,577
Hospitality and entertainment operations	44,877	39,337
Corporate and other	33,770	8,544
Consolidated total	$145,759	$114,458

	Nine months ended September 30,
Cash Flow Items	2018	2017
Expenditures for additions to long-lived assets
Mortgage and REO - Legacy portfolio and other options	$2,321	$733
Hospitality and entertainment operations	4,887	650
Corporate and other	23	388
Consolidated total	$7,231	$1,771

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Three months ended September 30, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$709	$—	$—	$709
Operating property, management fees, and other	3	2,082	32	2,117
Total Revenue	712	2,082	32	2,826

Total Operating Expenses	843	3,228	2,413	6,484

Other (income) expense
Gain on disposal of assets, net	(3,543)	—	—	(3,543)
Recovery of credit losses	—	—	—	—
Total Other (income)	(3,543)	—	—	(3,543)

Total Costs and expense, net	(2,700)	3,228	2,413	2,941
Net Income (loss)	$3,412	$(1,146)	$(2,381)	$(115)

	Three months ended September 30, 2017
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$350	$—	$—	$350
Operating property, management fees, and other	37	176	87	300
Total Revenue	387	176	87	650

Total Operating Expenses	901	197	2,507	3,605

Other (income) expense
Gain on disposal of assets, net	(321)	—	—	(321)
Recovery of credit losses	(6,070)	—	—	(6,070)
Impairment of Real Estate Owned	344	—	—	344
Equity loss from unconsolidated entities, net	68	—	—	68
Total Other (income)	(5,979)	—	—	(5,979)

Total Costs and expense, net	(5,078)	197	2,507	(2,374)
Income (loss) from continuing operations, before income taxes	5,465	(21)	(2,420)	3,024
Income (loss) from discontinued operations, net of tax	—	30	—	30
Net Income (loss)	$5,465	$9	$(2,420)	$3,054

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Nine months ended September 30, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$1,976	$—	$—	$1,976
Operating property, management fees, and other	2	5,993	81	6,076
Total Revenue	1,978	5,993	81	8,052

Total Operating Expenses	2,256	9,440	6,877	18,573

Other (income) expense
Gain on disposal of assets, net	(3,938)	—	—	(3,938)
Recovery of credit losses	(175)	—	—	(175)
Total Other (income)	(4,113)	—	—	(4,113)

Total Costs and expense, net	(1,857)	9,440	6,877	14,460
Net Income (loss)	$3,835	$(3,447)	$(6,796)	$(6,408)

	Nine months ended September 30, 2017
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$402	$—	$—	$402
Operating property, management fees, and other	114	2,170	206	2,490
Total Revenue	516	2,170	206	2,892

Total Operating Expenses	3,302	1,700	7,824	12,826

Other (income) expense
Gain on disposal of assets, net	(1,867)	(169)	—	(2,036)
Recovery of credit losses	(6,348)	—	(60)	(6,408)
Impairment of Real Estate Owned, Net	344	—	—	344
Equity loss from unconsolidated entities, net	239	—	—	239
Total Other Income	(7,632)	(169)	(60)	(7,861)

Total Costs and expense, net	(4,330)	1,531	7,764	4,965
Income (loss) from continuing operations, before income taxes	4,846	639	(7,558)	(2,073)
Income from discontinued operations, net of tax	—	4,766	—	4,766
Net Income (loss)	$4,846	$5,405	$(7,558)	$2,693

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. During the nine months ended September 30, 2018, a shareholder voluntarily surrendered and relinquished its entire ownership interest in the Company representing 44,068 shares of Class C common stock. Such shares have been recorded as treasury stock. There are no shares of Class D Common Stock outstanding as of September 30, 2018 or December 31, 2017.

Preferred Stock

In 2014, the Company issued a total of 8.2 million shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock to certain investor groups in exchange for $26.4 million. Except for certain voting and transfer rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same. On April 11, 2017, Chase Funding, an affiliate of JPMorgan Chase & Co., purchased all of the Company’s outstanding Series B-2 Preferred Shares.

On February 9, 2018, Chase Funding purchased 2,352,941 shares of our Series B Preferred Stock (the “Series B-3 Preferred Stock”), and together with our Series B-1 Cumulative Convertible Preferred Stock, (the “Series B-1 Preferred Stock”) and our Series B-2 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-2 Preferred Stock”), referred to herein as the (“Series B Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. Dividends on the Series B-3 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. Holders of the Series B-3 Preferred Stock are entitled to receive a liquidation preference of 145% of the sum of the original price per share of Series B-3 Preferred Stock plus all accrued and unpaid dividends. The Series B-3 Preferred Stock contains redemption features similar in all material respects to those of all Series B Preferred stock, which are disclosed in IMH’s annual 10-K for the year ended December 31, 2017.

On February 9, 2018, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “JPM Warrant”) . The JPM Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share. The JPM Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The JPM Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis.

Series A Preferred Perpetual Stock Issuance

On May 31, 2018, Chase Funding purchased 22,000 shares of our Series A Preferred Stock at a purchase price of $1,000 per share, for a purchased price of $22.0 million.

The Series A Preferred Stock ranks senior with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Corporation to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. The Series A Preferred Stock is non-voting stock. Holders of the Series A Preferred Stock are entitled to receive a liquidation preference equal to the sum of the Face Value of the Series A Preferred Stock plus all accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock have certain put rights which includes an acceleration of the holder’s put right on redemption of any shares of junior securities in the result of a Noncompliance Redemption Demand.

Series B and Series A Preferred stock are classified as mezzanine equity on the balance sheets at September 30, 2018 and December 31, 2017.

Additional Stock Related Issuances

Our First Amended and Restated 2010 IMH Financial Corporation Employee Stock Incentive Plan (“Equity Incentive Plan”) provides for awards /.of stock options, stock appreciation rights, restricted stock units and other performance based awards to our

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

officers, employees, directors and certain consultants. The maximum number of shares of common stock available to be issued under such awards was not to exceed 2,700,000 common shares, subject to increase to 3,300,000 shares after an initial public offering.

During the nine months ended September 30, 2018, the Company issued 517,252, shares of common stock pursuant to previous restricted stock awards. We granted 110,979 options to employees pursuant to our Equity Incentive Plan during the nine months ended September 30, 2018. 30,000 of those options have an exercise price of $1.81 per share and have an estimated fair value of $0.73 per option. 80,979 of those options have an exercise price of $2.65 and have an estimated fair value of $1.06 per option and all options vest over a three year term. During the nine months ended September 30, 2018, approximately 64,000 options and approximately 20,000 unvested restricted shares were forfeited as a result of employment terminations.

In addition, during the nine months ended September 30, 2018, the Company issued a total of 74,136 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan for fiscal year 2017. 44,132 of those shares of a fair value of $1.81 and vested on June 29, 2018. 30,004 shares had a fair value on issuance of $2.67 and vest on June 30, 2019.

As of September 30, 2018, there were (i) 1,112,627 stock options outstanding, of which 852,327 shares were fully vested, (ii) 2,600,000 stock warrants outstanding; and (iii) 509,092 shares of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock.

Net stock-based compensation expense relating to the stock-based awards was $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the nine months ended September 30, 2018 or 2017. As of September 30, 2018, there was $0.6 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.33 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except for per share data):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net Loss from continuing operations	$(115)	$3,024	$(6,408)	$(2,073)
Loss attributable to noncontrolling interest loss allocation	(1,105)	1,224	(990)	490
Preferred dividends - cash and deemed	(1,997)	(1,224)	(5,114)	(3,616)
Net Loss from continuing operations attributable to common shareholders	(3,217)	3,024	(12,512)	(5,199)
Net Income from discontinued operations attributable to common shareholders	—	30	—	4,766
Net (Income) Loss attributable to common shareholders	$(3,217)	$3,054	$(12,512)	$(433)

Denominator - Weighted average shares:
Weighted average number of common shares - Basic	16,726,610	16,253,427	16,696,201	16,166,285
Weighted average number of common shares assuming dilution	16,726,610	25,091,821	16,696,201	16,166,285
Basic earnings per common share:
Net income (loss) per share, Continuing Operations	$(0.07)	$0.26	$(0.44)	$(0.10)
Preferred dividends per share	(0.12)	(0.07)	(0.31)	(0.22)
Net income (loss) per share, Continuing Operations, net	(0.19)	0.19	(0.75)	(0.32)
Net income (loss) per share, Discontinued Operations	—	—	—	0.29
Net income (loss) attributable to common shareholders per share	$(0.19)	$0.19	$(0.75)	$(0.03)
Diluted earnings per common share:
Net income (loss) per share, Continuing Operations	$(0.07)	$0.17	$(0.44)	$(0.10)
Preferred dividends per share	(0.12)	(0.05)	(0.31)	(0.22)
Net income (loss) per share, Continuing Operations, net	(0.19)	0.12	(0.75)	(0.32)
Net income (loss) per share, Discontinued Operations	—	—	—	0.29
Net income (loss) attributable to common shareholders per share	$(0.19)	$0.12	$(0.75)	$(0.03)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented as weighted average balances):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	1,085,497	1,038,988	1,080,442	972,475
Restricted stock	318,390	61,128	362,829	589,835
Warrants to purchase common stock	2,541,286	2,000,000	2,600,000	2,000,000
Convertible preferred stock	10,216,807	—	10,552,941	8,200,000
Total	14,161,980	3,100,116	14,596,212	11,762,310

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  — INTANGIBLE ASSETS AND GOODWILL

A summary of our intangible assets and goodwill as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2018	2017	2018	2017	2018	2017
Amortizing intangible assets:
Customer relationships	$800	$800	$(267)	$(29)	$533	$771
Trade name and other	90	90	(13)	(3)	77	87
	890	890	(280)	(32)	610	858
Non-Amortizing intangible assets:
Goodwill	15,357	15,380	—	—	15,357	15,380
Liquor license	100	100	—	—	100	100
Total intangible assets	$16,347	$16,370	$(280)	$(32)	$16,067	$16,338

Amortization expense relating to our purchased intangible assets was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. We performed an impairment assessment on goodwill and intangible assets, and based on this assessment, no impairment charges were recorded for the three and nine months ended September 30, 2018.

As of September 30, 2018, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2018	$70
2019	280
2020	213
2021	13
2022	13
Thereafter	21
Total	$610

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

Well Repair Commitment

Certain of the New Mexico Partnerships hold ownership of rights to develop water on various parcels in Sandoval County, New Mexico. In order to preserve those rights, the related partnerships have agreed with the relevant New Mexico governmental authorities to undertake a remediation plan to replace the infrastructure of two existing deep well groundwater wells on one of the parcels as a more permanent solution. Under the terms of certain secured promissory notes with the related entities, the Company agreed to fund the infrastructure development costs under certain secured note agreements. The balance of remaining well repair work was completed during the third quarter of 2018. Related costs totaled approximately $2.8 million of which $2.1 million was incurred during the nine months ended September 30, 2018.

Loan Origination

During the nine months ended September 30, 2018, the Company originated a construction loan for up to $13.1 million, bearing interest at 8.5% plus one month LIBOR with an initial maturity date of July 18, 2020. Funding of the loan has not commenced as of September 30, 2018 and will not commence until the borrower meets its equity requirement in the project of $9.7 million, which is expected to be met in the fourth quarter of 2018.

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

During the three and nine months ended September 30, 2018, we recorded cash, receivables and/or other asset recoveries of $0 and $0.2 million from guarantor settlements, insurance recoveries and other settlements. During the three and nine months ended September 30, 2017 we recorded cash, receivables and/or other asset recoveries of $6.1 million and $6.4 million, respectively from guarantor settlement, insurance recoveries and other settlements.

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
On April 20, 2017, a subsidiary of the Company filed an action against a limited partner in Recorp-New Mexico Limited Partnership LLC (“RNMA I”) with the United States District Court, District of Arizona (“USDC”) seeking declaratory relief that the partner’s limited partnership interest in RNMA I has been properly conveyed to the IMH subsidiary. The USDC dismissed the action and the Company subsidiary appealed to the United States Court of Appeals, Ninth Circuit (“Ninth Circuit”). The limited partner had disputed the effectiveness of the transfer of his limited partnership interest and the similar transfer of other limited partnership interests in RNMA I to the Company. This limited partner has initiated litigation in the State Court seeking to resolve this dispute in another forum. This matter has been stayed at the Ninth Circuit level pending the litigation described below. Based on the advice of counsel, management believes the transfer of the limited partnership interests by the then-acting general partner was done in accordance with the rights granted to the general partner under the relevant organizational documents, and we believe that it is more likely than not that the court in the above referenced matter will agree with that conclusion. However, if the State Court were to rule that the limited partner interest transfers were ineffective, this could result in the recording of noncontrolling interests in that partnership of approximately $3.1 million as of September 30, 2018. The ultimate outcome of this litigation cannot presently be determined with certainty and no amounts have been accrued for this matter in the consolidated financial statements.
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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

11333, Inc. Claim
In 2008, a subsidiary of the Company suffered a loss due to hurricane damage sustained to a property it owned in Galveston, Texas. This property did not have insurance coverage at the time of loss. In March of 2011, the subsidiary filed a claim under an errors and omissions policy with its insurer, Lloyd’s of London (“Lloyd’s”), for failure to maintain adequate insurance on the property. The claim which was denied by Lloyd’s and the Company filed a lawsuit with respect to this policy in the United States District Court of Arizona (the “Court”) against Lloyd’s and the Company’s insurance broker, HUB International Insurance Co. (“HUB”). On April 5, 2017, the Court denied the Company’s motion for summary judgment and granted the defendants’ motions for summary judgment, which the Company has appealed. Lloyd’s and HUB also filed motions seeking reimbursement of attorney fees in the amount of up to $1.2 million and the Company has filed opposing motions. During the nine months ended September 30, 2018, the Court entered judgments against its subsidiary awarding Lloyd’s attorney’s fees in the amount of $1.2 million and awarding HUB attorney’s fees in the amount of $0.1 million. IMH has filed an amended notice of appeal to include the Court’s rulings on the attorney’s fee awards. Its subsidiary does not have the ability to satisfy these judgments. HUB settled its judgments for attorney’s fees and costs in exchange for a dismissal of 11333, Inc.’s appeal against HUB, which has now been finalized, which results in no payment by 11333, Inc.. Similarly, 11333, Inc. has also made an offer to settle its appeal against Lloyd’s in exchange for a release as to its judgment for attorney’s fees and costs, with 11333, Inc. paying no amounts, which Lloyd’s has tentatively accepted pending review of certain 11333, Inc. financial documentation. IMH is awaiting a response from Lloyd’s. IMH’s appellate brief in the Ninth Circuit appeal was due November 15, 2018, but the parties agreed to an extension of time to finalize the settlement. Based upon the advice of its counsel in this matter, management believes that IMH will not be required to satisfy these judgments on behalf of its subsidiary and as such considers it is more likely than not that the Company will not suffer a loss on this matter. Accordingly, no adjustment relating to this claim has been recorded in the accompanying condensed consolidated financial statements.
Hotel Fund Obligations
As more fully described in our Form 10-K for the year ended December 31, 2017, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company has agreed to provide the funds necessary to pay the Preferred Distribution for such month. Such payments are treated as an additional capital contribution and the Company’s capital account will be increased by such amount. Moreover, we, as the sponsor, have agreed to fund, in the form of common capital contributions, up to 6.0% of gross proceeds as selling commissions and up to 1.0% of gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. These portions of our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a capital transaction. During the three and nine months ended September 30, 2018, the Company contributed $0.1 million and $0.2 million, respectively and paid commissions of less than $0.1 million under these provisions for each respective period. The ultimate timing and amount of such required shortfall funding is indeterminable and could be material to the Company’s operations and liquidity.
Property Tax Increment Financing (TIF) Receivable

In connection with the sale of certain of our real estate assets in September 2018, the Company negotiated with the buyer that the Company will retain a 50% interest, if any, in the proceeds generated from a long-term TIF development subsidy provided by the sponsoring governmental agency. The TIF was approved by resolution of the applicable governmental agency in August 2018, subject to the finalization of a certain land contribution by one of the unrelated developers in the overall development project, which had not been completed as of September 30, 2018. The Company did not record the effects of this TIF receivable in the accompanying condensed consolidated financial statements.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned legacy fees of $34.6 thousand during the three and nine months ended September 30, 2018 and $19.7 thousand and $0.6 million during the three and nine months ended September 30, 2017, respectively.

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

During the three months ended September 30, 2018 and 2017, we incurred base consulting fees to JCP of $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2018 and 2017, we incurred base consulting fees to JCP of $0.3 million and $0.4 million, respectively. JCP earned legacy fees of $63.5 thousand during the three and nine months ended September 30, 2018 and $36.2 thousand and $1.1 million during the three and nine months ended September 30, 2017, respectively.

Notes Receivable from Certain Partnerships

During the year ended December 31, 2017, a subsidiary of the Company executed promissory notes and related agreements with certain of the previously unconsolidated partnerships (which the Company began consolidating beginning September 2017) to loan up to collectively $5.0 million to cover anticipated operating and capital expenditures. As of September 30, 2018 and December 31, 2017, the total principal advanced under these notes was $4.4 million and $1.9 million, respectively. These promissory notes and all related accrued interest receivable have been eliminated in consolidation.

Preferred Stock

On February 9, 2018, the Company entered into an agreement with Chase Funding to purchase 2,352,941 shares of our Series B-3 Preferred Stock at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. Additionally, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock. See Note 11 for additional information.

On May 31, 2018, the Company entered into an agreement with Chase Funding to purchase 22,000 shares of our Series A Preferred Stock at a purchase price of $1,000 per share, for a total purchase price of $22.0 million. See Note 11 for additional information.

 IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SUBSEQUENT EVENTS - continued

NOTE 15 — SUBSEQUENT EVENTS - OPEN

New Exchange Note Offering

Subsequent to September 30, 2018, the Company commenced an offering of up to $10.2 million in new notes (“New EO Notes”) to existing noteholders of its current EO Notes to 1) extend the maturity date of the EO Notes from April 29, 2019 to December 15, 2021 and 2) to increase the coupon interest rate from 4% to 7%. The New EO Notes are to be unsecured obligations of the Company, have no conversion rights, have no prepayment requirements, and will not be guaranteed by the Company. The New EO Notes will rank pari passu with the EO Notes and senior to all other existing unsecured indebtedness of the Company and to our shareholders, but subordinate to secured indebtedness of the Company. The offering is expected to close on November 21, 2018, unless extended or earlier terminated by the Company.

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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a majority of the balance of real estate assets in the next 12 months, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages, hospitality assets, and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO assets and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we resume significant lending activities; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may further increase our leverage.
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

As of September 30, 2018, we held mortgage and real estate assets with a carrying value of $90.5 million. Our REO held for sale and other REO with a carrying value $67.5 million are being marketed for disposition within the next twelve months.

During the nine months ended September 30, 2018, the Company raised $30.0 million in equity capital from Chase Funding through the issuance of Series B-3 Preferred Stock and Series A Preferred Stock. Dividends on the Series B-3 Preferred Stock accrue at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears and dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Company intends to use the proceeds from the issuance of these securities for general corporate purposes and pursuing its investment strategy.

With cash and cash equivalents of $36.2 million at September 30, 2018, and anticipated proceeds from asset sales and financing, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures or other attractive investments, and acquisitions of hospitality or other real estate assets.

During the nine months ended September 30, 2018, the Company originated 2 new loans. The first loan is a $13.1 million construction loan bearing annual interest at 8.5% plus one- month LIBOR, with an original maturity date of July 18, 2020 and a six-month extension option. As of September 30, 2018, the Company had not yet advanced any loan funds agreement pending the borrower meeting certain equity requirements.. The loan is collateralized by a first lien security interest in certain real and personal property and related improvements thereon located in Phoenix, Arizona. The second loan was a mortgage loan for $3.0 million bearing annual interest rate of 6% plus one-month LIBOR (subject to an 8% interest rate floor), and an exit fee equal to 1% of the principal balance. The loan is collateralized by a first lien security interest in a residential unit located in New York, NY. The loan provides for interest only payments payable monthly during the initial 12 month term with a balloon payment due upon maturity. During the three months ended September 30, 2018, one of our loans with an outstanding balance of $7.6 million entered default status upon its maturity, although it was not considered impaired since the fair value of the underlying collateral was deemed to exceed the carrying value of the loan.

In the fourth quarter of 2017, we acquired certain hotel and related assets consisting of 64 luxury guest rooms, indoor and outdoor function space, full-service food and beverage outlet and restaurant operations, and spa operations located in Sonoma, California (the “MacArthur Hotel”, aka “MacArthur Place”) for a purchase price $36.0 million. In connection with the acquisition of the MacArthur Hotel, the Company entered into a building loan agreement/disbursement schedule and related agreements (the “MacArthur Loan”) with MidFirst Bank (“MidFirst”) in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million of which was being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires us to fund minimum equity of $17.4 million, all of which has been funded as of September 30, 2018.

Key Operational Aspects

•
As a result of the issuance of the Series B-3 Preferred Stock and Series A Preferred Stock, the Company’s total assets increased to $145.8 million as of September 30, 2018 compared to $114.5 million as of December 31, 2017.

•	The Company’s net loss for the three months ended September 30, 2018 was $0.1 million compared to net income of $3.1 million for the three months ended September 30, 2017.

•	The Company’s total revenue from continuing operations totaled $2.8 million for the three months ended September 30, 2018 compared to $0.7 million for the corresponding period in 2017.

•
The Company’s basic and diluted net loss from continuing operations per common share for the three months ended September 30, 2018 was $(0.19) compared to basic net income from continuing operations per common share of $0.19, and diluted net income from continuing operations per common share of $0.12, respectively, for the three months ended September 30, 2017.

Results of Operations for the Three and Nine Months Ended September 30, 2018 compared to the Three and Nine Months Ended September 30, 2017

Revenue

	Three months ended September 30,				Nine months ended September 30,
Revenues	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating property revenue	$2,085	$—	2,085	100%	$5,753	$1,682	$4,071	242%
Mortgage loan income, net	709	350	359	103%	1,976	402	1,574	100%
Management fees, investment and other income	32	300	(268)	(89)%	323	808	(485)	(60)%
Total Revenue	$2,826	$650	$2,176	335%	$8,052	$2,892	$5,160	178%

Operating Property Revenue. For the three months ended September 30, 2018, operating property revenue was $2.1 million as compared to$0 during the three months ended September 30, 2017, an increase of $2.1 million. During the nine months ended September 30, 2018, operating property revenue was $5.8 million compared to $1.7 million for the nine months ended September 30, 2017, an increase of $4.1 million or 242%. The year-over-year increase in operating property revenue is primarily attributable to the purchase of the MacArthur Place hotel in the fourth quarter of 2017.

Mortgage Loan Income. For the three months ended September 30, 2018, income from mortgage loans was $0.7 million, an increase of $0.4 million from the three months ended September 30, 2017. Mortgage loan income was $2.0 million during the nine months ended September 30, 2018, compared to $0.4 million during the corresponding period in 2017, an increase of $1.6 million. The year-over-year increase in mortgage loan income is primarily attributable to the increase in performing loan investments beginning in mid-2017. At September 30, 2018, we had performing loans with an outstanding balance of $15.3 million and a weighted average interest rate of 8.84%. At September 30, 217 we had a performing loan with an outstanding balance of $7.7 million and a weighted average interest rate of 10.98%.

Management Fees, Investment and Other Income. For the three months ended September 30, 2018, management fees, investment and other income was $32 thousand compared to $0.3 million in the corresponding period in 2017, a decrease of $0.3 million or (89)%. For the nine months ended September 30, 2018, management fees, investment and other income was $0.3 million compared to $0.8 million during the corresponding period in 2017, a decrease of $0.5 million, or 60%. The 2018 balance consists primarily of an insurance recovery and the year-over-year decrease is primarily attributable to the termination of our management agreement for the Sedona hotels in December 2017.

Costs and Expenses

	Three months ended September 30,				Nine months ended September 30,
Expenses:	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$2,364	$105	$2,259	2151%	$6,699	$1,544	$5,155	334%
Expenses for non-operating real estate owned	151	153	(2)	(1)%	519	485	34	7%
Professional fees	1,125	1,059	66	6%	2,754	3,181	(427)	(13)%
General and administrative expenses	1,788	1,793	(5)	—%	5,376	6,154	(778)	(13)%
Interest expense	775	449	326	73%	2,300	1,323	977	74%
Depreciation and amortization expense	281	46	235	511%	925	139	786	565%
Gain on disposal of assets, net	(3,543)	(321)	(3,222)	1004%	(3,938)	(2,036)	(1,902)	93%
Recovery of investment and credit losses, net	—	(6,070)	6,070	(100)%	(175)	(6,408)	6,233	(97)%
Impairment of Real Estate Owned	—	344	(344)	(100)%	—	344	(344)	(100)%
Equity method loss from unconsolidated entities	—	68	(68)	(100)%	—	239	(239)	(100)%
Total Costs and Expenses	$2,941	$(2,374)	$5,315	(224)%	$14,460	$4,965	$9,495	191%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended September 30, 2018, operating property direct expenses were $2.4 million, an increase of $2.3 million, or 2151%, from $0.1 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, operating property direct expenses were $6.7 million, an increase of $5.2 million, or 334%, from $1.5 million for the nine months ended September 30, 2017. The year-over-year increase in operating property direct expenses is primarily attributed to higher operating costs and non-capitalizable renovation costs of the MacArthur Place hotel over those of the operating golf course property that was sold in the second quarter of 2017.

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned assets was consistent at 0.2 million for the three months ended September 30, 2018 and 2017. Similarly, expenses for non-operating real estate owned assets was consistent at $0.5 million for each of the nine months ended September 30, 2018 and 2017. The slight year-over-year increase is primarily attributable to an increase in real estate taxes and asset repair and maintenance costs relating to the New Mexico assets.

Professional Fees. For the three months ended September 30, 2018, professional fees expense was $1.1 million, an increase of $0.1 million, or 6%, from $1 million incurred during the same period in 2017. For the nine months ended September 30, 2018, professional fees expense was $2.8 million, a decrease of $0.4 million incurred during the same period in 2017. The year-over-year decrease in professional fees is primarily attributed to a decrease in costs related to our guarantor enforcement activities.

General and Administrative Expenses. General and administrative expenses were consistent at $1.8 million for each of the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, general and administrative expenses were $5.4 million, compared to 6.2 million for the corresponding period in 2017, a decrease of 0.8 million or 13%. The year-over-year decrease in general and administrative costs is primarily attributed to decreased employee compensation expense, coupled with a one-time $0.3 million expense reimbursement incurred in 2017 in connection with Chase Funding’s purchase of our Series B-2 Preferred Stock.

Interest Expense. Interest expense was $0.8 million for the three months ended September 30, 2018, compared to $0.4 million for the corresponding period in 2017, an increase of $0.3 million, or 73%. Interest expense was $2.3 million for the nine months ended September 30, 2018, compared to $1.3 million for the corresponding period in, 2017, an increase of $1.0 million, or 74%. The year-over-year increase is primarily attributed to interest incurred on the MacArthur acquisition and construction loan.

Depreciation and Amortization Expense. For the three months ended September 30, 2018, depreciation and amortization expense was $0.3 million compared to $46.0 thousand for the three months ended September 30, 2017, an increase of $0.2 million, or 511%. For the nine months ended September 30, 2018, depreciation and amortization expense was $0.9 million compared to $0.1 million for the nine months ended September 30, 2017, an increase of $0.8 million, or 565%. The year-over-year increase is due primarily to depreciation and amortization relating to MacArthur Place assets which were acquired in the fourth quarter of 2017.

Gain on Disposal of Assets. We recognized gains on disposal of $3.5 million and $3.9 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $2.0 million during the three and nine months ended September 30, 2017, respectively. During the nine months ended September 30, 2018, we sold three REO assets (or portions thereof) for $8.7 million (net of transaction costs and other adjustments) resulting in a total net gain on sale of $3.9 million. During the nine months ended September 30, 2017, we sold seven REO assets (or portions thereof) for $98.3 million (net of transaction costs and other adjustments), resulting in a total net gain of $8.9 million, of which $6.8 million was included as a component of discontinued operations in the unaudited condensed consolidated statement of operations.

 Recovery of Investment and Credit Losses. For the three and nine months ended September 30, 2018, we recorded recoveries of investment and credit losses of $0 and $0.2 million, respectively. For the three and nine months ended September 30, 2017, we recorded recoveries of investment and credit losses of $6.1 million and $6.4 million, respectively. In 2018, such recoveries primarily resulted from cash and other assets recovered from guarantors on certain legacy loans. In 2017, such recoveries primarily resulted from cash, other assets recovered from guarantors on certain legacy loans, and from the consolidation of the New Mexico partnerships.

Discontinued Operations. We sold our Sedona hotel assets on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income from discontinued operations for the three and nine months ended September 30, 2017. Our Sedona hotels contributed no net income or loss for the three months ended September 30, 2017 and net income of $4.7 million for the nine months ended September 30, 2017 (including a gain on sale of $6.8 million).

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and nine months ended September 30, 2018 and 2017, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-Q, we sold our Sedona hotels in February 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the nine months ended September 30, 2017. While the Sedona hotels have been presented as discontinued operations in the accompanying condensed consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. In this regard, the Company acquired MacArthur Place in the fourth quarter of 2017 and is actively evaluating other hospitality assets for purchase or management.

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

A summary of the financial results for each of our operating segments during the three and nine months ended September 30, 2018 and 2017 follows (in thousands):

Hospitality and Entertainment Operations

	Three months ended September 30,				Nine months ended September 30,
	2018	% of Consolidated Total	2017	% of Consolidated Total	2018	% of Consolidated Total	2017	% of Consolidated Total

Total Revenue	$2,082	73.7%	$176	27.1%	$5,993	74.4%	$2,170	75.0%
Expenses:
Operating property expenses (exclusive of interest and depreciation)	2,365	100.0%	105	100.0%	6,699	100.0%	1,544	100.0%
Professional fees	82	7.3%	13	1.2%	183	6.6%	39	1.2%
General and administrative expenses	231	12.9%	79	4.4%	856	15.9%	117	1.9%
Interest expense	309	39.9%	—	—%	941	40.9%	—	—%
Depreciation and amortization expense	241	85.8%	—	—%	761	82.3%	—	—%
Total operating expenses	3,228		197		9,440		1,700
Other Expenses:
Gain on disposal of assets, net	—	—%	—	—%	—	—%	(169)	8.3%
Other expenses	—		—		—		(169)
Total expenses	3,228	109.8%	197	(8.3)%	9,440	65.3%	1,531	30.8%
Net Income (Loss) from Continuing Operations	(1,146)	996.5%	(21)	(0.7)%	(3,447)	53.8%	639	(30.8)%
Net income from discontinued operations, net of tax	—	—%	30	100.0%	—	—%	4,766	100.0%
Net Income (Loss) Attributable to Non-Controlling Interest	(132)	11.9%	—	—%	(261)	26.4%	—	—%
Net Income (Loss) Attributable to Common Shareholders	$(1,278)	39.7%	$9	0.3%	$(3,708)	29.6%	$5,405	(1248.3)%

For the three months ended September 30, 2018 and 2017, the hospitality and entertainment operations segment revenues were $2.1 million and $176 thousand, respectively. For the nine months ended September 30, 2018 and 2017, the hospitality and entertainment operations segment revenues were $6.0 million and $2.2 million, respectively. Net income from discontinued operations for the nine months ended September 30, 2017 includes gain on the sale of the Sedona hotels of $6.8 million.

For the three months ended September 30, 2018 and 2017, the hospitality and entertainment operations segment contributed 73.7% and 27.1%, respectively, of total consolidated revenues. For the nine months ended September 30, 2018 and 2017, the hospitality and entertainment operations segment contributed 74.4% and 75.0%, respectively, of total consolidated revenues.

Similarly, during the three months ended September 30, 2018 and 2017, the hospitality and entertainment operations segment constituted the majority of consolidated operating property direct expenses.

After interest expense, depreciation and amortization, the hospitality and entertainment operations segment contributed losses of $1.15 million and $3.45 million of the total consolidated net loss from continuing operations for the three and nine months ended September 30, 2018, respectively. The hospitality and entertainment operations segment contributed net loss of $0.02 million and net income of $0.6 million of the total consolidated net loss from continuing operations for the three and nine months ended September 30, 2017, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	Three months ended September 30,				Nine months ended September 30,
	2018	% of Consolidated Total	2017	% of Consolidated Total	2018	% of Consolidated Total	2017	% of Consolidated Total

Total Revenue	$712	25.2%	$387	59.5%	$1,978	24.6%	$516	17.8%
Expenses:
Expenses for non-operating real estate owned	151	100.0%	153	100.0%	519	100.0%	485	100.0%
Professional fees	574	51.0%	616	58.2%	1,391	50.5%	2,305	72.5%
General and administrative expense	2	0.1%	—	—%	2	—%	115	1.9%
Interest expense	116	15.0%	132	29.4%	344	15.0%	397	30.0%
Total operating expenses	843		901		2,256		3,302
Other expenses (income):
Gain on disposal of assets, net	(3,543)	100.0%	(321)	100.0%	(3,938)	100.0%	(1,867)	91.7%
Recovery of investment and credit losses, net	—	—%	(6,070)	100.0%	(175)	100.0%	(6,348)	99.1%
Impairment of Real Estate Owned	—	—%	344	100.0%		—%	344	100.0%
Earnings in unconsolidated subsidiaries	—	—%	68	100.0%	—	—%	239	100.0%
Other income	(3,543)	100.0%	(5,979)	100.0%	(4,113)	100.0%	(7,632)	97.1%
Total expenses, net of gains	(2,700)	(91.8)%	(5,078)	213.9%	(1,857)	(12.8)%	(4,330)	(87.2)%
Net Income (Loss)	3,412	(2967.0)%	5,465	178.9%	3,835	(59.8)%	4,846	179.9%
Net loss attributable to noncontrolling interests	(973)	88.1%	1,224	100.0%	(729)	73.6%	490	100.0%
Net Income (Loss) Attributable to Common Shareholders	$2,439	(75.8)%	$6,689	219.0%	$3,106	(24.8)%	$5,336	(1232.3)%

For the three months ended September 30, 2018 and 2017, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 25.2% and 59.5%, respectively, of total consolidated revenues. For the nine months ended September 30, 2018 and 2017, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 24.6% and 17.8%, respectively, of total consolidated revenues. The year-over-year increase in this segment revenue as a percentage of the Company’s total revenue resulted primarily from mortgage investments made beginning in mid-2017.

For the three months ended September 30, 2018 and 2017, the Mortgage and REO - Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net of (gains), of $(2.7) million and $(5.1) million, respectively. For the nine months ended September 30, 2018 and 2017 , the Mortgage and REO - Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net of (gains), of $(1.9) million and $(4.3) million, respectively. The year-over-year increase in net expenses for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to (i) gains from the sale of REO assets (or portions thereof), (iii) decreases in professional fees, and (iv) increases in mortgage revenue due to the mortgage investments made beginning in mid-2017.

After revenues, less interest, recoveries of investment and credit losses, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed net income of $3.4 million and $5.5 million for the three months ended September 30, 2018 and 2017, respectively. The Mortgage and REO - Legacy Portfolio and Other Operations segment contributed net income of $3.8 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively.

See “Note 4 – Mortgage Loans, Net” and “Note 5 – Real Estate Held for Sale, Other Real Estate Owned, and Operating Properties” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	Three months ended September 30,				Nine months ended September 30,
	2018	% of Consolidated Total	2017	% of Consolidated Total	2018	% of Consolidated Total	2017	% of Consolidated Total

Total Revenue	$32	1.1%	$87	13.4%	$81	1.0%	$206	7.1%
Expenses:
Professional fees	469	41.7%	430	40.6%	1,180	42.8%	837	26.3%
General and administrative expense	1,554	86.9%	1,714	95.6%	4,518	84.0%	5,922	96.2%
Interest expense	350	45.2%	317	70.6%	1,015	44.1%	926	70.0%
Depreciation & amortization expense	40	14.2%	46	100.0%	164	17.7%	139	100.0%
Total operating expenses	2,413		2,507		6,877		7,824
Other expenses
Recovery of investment and credit losses, net	—		—	—%	—		(60)	0.9%
Other expenses	—		—		—		(60)
Total expenses	2,413	82.0%	2,507	(105.6)%	6,877	47.6%	7,764	156.4%
Net Loss	(2,381)	2070.4%	(2,420)	(79.2)%	(6,796)	106.1%	(7,558)	(280.7)%
Cash dividend on redeemable convertible preferred stock	(655)	100.0%	(539)	100.0%	(1,894)	100.0%	(1,600)	100.0%
Deemed dividend on redeemable convertible preferred stock	(920)	100.0%	(685)	100.0%	(2,651)	100.0%	(2,016)	100.0%
Cash dividend on perpetual preferred stock	(422)	100.0%	—	—%	(569)	100.0%	—	—%
Net Loss Attributable to Common Shareholders	$(4,378)	136.1%	$(3,644)	(119.3)%	$(11,910)	95.2%	$(11,174)	2580.6%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any material revenues for the Company for the three and nine months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018 and 2017, the Corporate and Other segment contributed $2.4 million and $2.5 million, respectively, or 82.0% and (105.6)%, to total consolidated expenses (net of total recovery of investment and credit losses, gain on disposal, and equity method loss from unconsolidated entities). The decrease in expenses for this segment is primarily attributable to (i) decreased professional fees and (ii) decreased interest expense.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of September 30, 2018, our loan portfolio consisted of six first mortgage loans with a carrying value of $23.0 million. As of December 31, 2017, our loan portfolio consisted of four first mortgage loans with a carrying value of $19.7 million. During the three months ended September 30, 2018, one of our loans entered default status upon its maturity, although it was not considered impaired since the fair value of the underlying collateral was deemed to exceed the carrying value of the loan. As of September 30, 2018, the Company had three non-performing loans, two of which have been fully reserved and have a zero carrying value. As of December 31, 2017, the Company had two non-performing loans, respectively, which have been fully reserved and have a zero carrying value. During the nine months ended September 30, 2018 the Company originated 2 new loans. The first loan is a $13.1 million construction loan bearing annual interest at 8.5% plus one- month LIBOR, with an original maturity date of July 18, 2020 and a six-month extension option. As of September 30, 2018, the Company had not yet advanced any proceeds due under the loan pending the borrower meeting certain equity requirements. The second loan was a mortgage loan for $3.0 million bearing annual interest of 6% plus one-month LIBOR (subject to an 8% interest rate floor), and an exit fee equal to 1% of the principal balance.

Geographic Diversification

As of September 30, 2018, the collateral underlying our loan portfolio was located in California, Missouri, Texas, New York, and Arizona. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change in the geographic diversification of our loans is primarily attributed to loan purchases and originations.

While our lending activities have historically been focused primarily in the southwestern United States, we remain open to further diversify our investments geographically if attractive opportunities arise.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to either the Prime rate or LIBOR Rate with interest rate floors. At September 30, 2018 and December 31, 2017, the Prime Rate was 5.25% and 4.50%, respectively. At September 30, 2018 and December 31, 2017, the LIBOR rate was 2.26% and 1.56%, respectively.

As of September 30, 2018, three of our six loans were performing, had a weighted average principal balance $5.1 million, and a weighted average interest rate of 8.84%. At December 31, 2017, two of our four loans were performing and had a weighted average principal balance of $10.0 million and a weighted average interest rate of 9.69%.

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

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of September 30, 2018, the original projected end-use of the collateral under our loans was classified as 38.9% residential and 61.1% commercial. As of December 31, 2017, the original projected end-use of the collateral under our loans was classified as 39.2% residential and 60.8% commercial.

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our mortgage loan portfolio, net of the valuation allowance, as of September 30, 2018, has scheduled maturity dates as follows:

Quarter	Principal and Interest Balance	Percent	#
Matured	$20,764	57.61%	3
Q2 2019	3,000	8.32%	1
Q4 2019	12,279	34.07%	1
Total principal and interest	36,043	100%	6
Less: valuation allowance	(13,064)
Net carrying value	$22,979

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding loan modifications.

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

At September 30, 2018, we held total REO assets of $67.5 million, of which $8.0 million were held for sale, $25.8 million were operating properties, and $33.7 million were classified as other real estate owned. At December 31, 2017, we held REO assets of $64.6 million, of which $5.9 million were held for sale, $20.5 million were held as operating properties, and $38.3 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Minnesota, Utah, and New Mexico.

During the nine months ended September 30, 2018, we sold three REO assets (or portions thereof) for $8.7 million (net of transaction costs and other adjustments) resulting in a total net gain on sale of $3.9 million less gains due to non-controlling interests of $1.9 million. During the nine months ended September 30, 2017, the Company sold REO from seven projects (in whole or portions thereof), for $98.3 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $8.9 million, of which $6.8 million is included as a component of discontinued operations in the unaudited condensed consolidated statement of operations.

In connection with the sale of certain of our real estate assets in September 2018, the Company negotiated with the buyer that the Company will retain a 50% interest in the proceeds generated from a long-term TIF development subsidy provided by the sponsoring governmental agency. Based on projections by an independent municipal financial consulting firm, the sold parcel is expected to receive nearly $24 million in gross property tax increments over the next 30 years, the current fair value of which equates to $9.8 million net present value as of the sale date. As such, the Company’s portion of such proceeds would equal $4.9 million on a net present value basis. The TIF was approved by resolution of the applicable governmental agency in August 2018, subject to the finalization of a certain land contribution by one of the unrelated developers in the overall development project, which had not been completed as of September 30, 2018. As a result of this contingency, the Company did not record the effects of this TIF receivable in the accompanying condensed consolidated financial statements.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2018 and 2017, these costs and expenses were $2.5 million and $0.3 million ($16.0 thousand of which is included in income from discontinued operations), respectively. For the nine months ended September 30, 2018 and 2017, these costs and expenses were $7.2 million and $6.7 million ($5.8 million of which is included in loss from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $8.1 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Important Relationships between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loans in default at September 30, 2018 consisted of a mezzanine loan and two impaired legacy mortgage loans. Our loans in default at December 31, 2017 consisted of two impaired legacy mortgage loans. At September 30, 2018 and December 31, 2017, three and two, respectively, of our outstanding loans were in default, all of which were past their respective scheduled maturity dates and two that are fully reserved. We are in the process of pursuing certain enforcement action which could lead to foreclosure or other disposition of assets serving as collateral for our other portfolio loans in default. The timing of foreclosure on the remaining loan collateral is dependent on several factors, including applicable state statutes, other existing liens, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 4 – Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, and summaries of the procedures performed in connection with our fair value analysis as of September 30, 2018 is presented in Note 8 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we recorded no non-cash provision for credit losses on our loan portfolio during the three and nine months ended September 30, 2018 and 2017. We recorded $0 and $0.2 million in net recoveries of investment and credit losses during the three and nine months ended September 30, 2018, respectively. We recorded $6.1 million and $6.4 million for the three and nine months ended September 30, 2017, respectively. These recoveries resulted from the collection of cash and/or other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the period. We recorded no impairment losses during the three and nine months ended September 30, 2018 and $0.3 million during the three and nine months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, the valuation allowance represented 37.1% and 39.2%, respectively, of the total outstanding loan principal and interest balances.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have secured financing when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“2014 Exchange Offering”). Upon completion of the 2014 Exchange Offering, we issued 2014 Exchange Offering notes (“2014 EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the 2014 EO Notes of $3.8 million, with a remaining balance of $0.5 million at September 30, 2018. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the 2014 EO Notes. The amortized discount added to the principal balance of the 2014 EO Notes during the nine months ended September 30, 2018 totaled $0.2 million. Interest is payable quarterly in arrears each January, April, July, and October. The 2014 EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Had the Company met certain minimum cash and profitability conditions, the Company would have been required to prepay fifty percent (50%) of the outstanding principal balance of the 2014 EO Notes on April 29, 2018. Such conditions were not met and no prepayment was required.

Subsequent to September 30, 2018, the Company commenced an offering of up to $10.2 million in new notes (“New EO Notes”) to existing noteholders of its current EO Notes to 1) extend the maturity date of the EO Notes from April 29, 2019 to December 15, 2021 and 2) to increase the coupon interest rate from 4% to 7%.

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

Special Assessment Obligations

As of September 30, 2018 and December 31, 2017, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had a remaining balance of $0.1 million and $0.1 million, respectively. This special assessment obligation has amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and is secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at September 30, 2018. We made principal payments of $14 thousand on this special assessment obligation during the nine months ended September 30, 2018.

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

Hotel Acquisition and Construction Loan

In connection with the acquisition of the MacArthur Hotel on October 2, 2017, the Company entered into a building loan agreement/disbursement schedule and related agreements with MidFirst, dated as of October 2, 2017, in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of the MacArthur Hotel, approximately $10.0 million of which is being set aside to fund planned hotel improvements, and the balance is to fund interest reserves and operating capital. The MacArthur Loan requires the Company to fund minimum equity of $17.4 million, all of which has been funded. The MacArthur Loan has an initial term of three years, and may be extended for two one year periods if the loan is in good standing and upon satisfaction of certain conditions, and upon payment of a fee of 0.35% of outstanding principal per extension. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75%, which may be reduced by (a) 0.25% if certain minimum compensating balances are maintained at the Bank and by (b) 0.50% if certain additional conditions are met.

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

Purchasers of the Preferred Interests (the “Preferred Members”) will be entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). The Fund Manager is expected to retain a 10.0% Preferred Interest in the Hotel Fund. Prior to the sale or other disposition of the Property, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company, through the Common Member, will provide the funds necessary to pay the Preferred Distribution for such month. Such payment by the Common Member will be treated as an additional capital contribution and the Common Member’s capital account will be increased by such amount. In addition, on a quarterly basis, the Hotel Fund will distribute ten percent (10.0%) of cash available for distribution, as defined in the Hotel Fund’s LLC Agreement, after payment of the Preferred Distribution, calculated for the most recently completed fiscal quarter to the Preferred Members pro rata in proportion to the weighted average Preferred Interests owned during the applicable quarterly period (the “Quarterly Excess Cash Distribution”). Additionally, upon the refinance or sale of all or a portion of the Property, Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”). The Company will have no obligation to contribute the funds necessary to pay the Preferred Distribution or the Additional Preferred Distribution upon a capital transaction such as the sale or refinancing of the Property. Upon a capital transaction, the Company will distribute 10.0% of any cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned. The Hotel Fund has sold Preferred Interests to unrelated investors in the aggregate amount of $10.5 million through September 30, 2018. The amount of Preferred Interests raised reduced the Company’s common member interests by a corresponding amount. At September 30, 2018, the Company’s common member interest in the Hotel Fund totaled $14.1 million and held a preferred interest of $1.2 million. Since the Company is deemed the primary beneficiary of and controls the Hotel Fund, we have consolidated this entity.

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

During the year ended December 31, 2017, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships to provide a collective lending facility with a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of September 30, 2018, the total principal advanced under these notes was $4.4 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.75% at September 30, 2018) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable have been eliminated in consolidation.

Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt
At September 30, 2018 and December 31, 2017, certain of our joint ventures and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.
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

 At September 30, 2018, we had cash and cash equivalents of $36.2 million, as well as REO held for sale of $8.0 million, which we believe are sufficient to cover our liquidity needs over the next twelve months. However, our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our requirements for liquidity as of and for the nine months ended September 30, 2018, except that our $10.2 million EO Notes have a maturity date of April 28, 2019. As described elsewhere in this Form 10-Q, subsequent to September 30, 2018, the Company commenced an offering to existing noteholders to extend the maturity date of the EO Notes to December 15, 2021 and increase the coupon interest rate from 4% to 7%.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $10.4 million and $14.3 million for the nine months ended September 30, 2018 and 2017, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs.

Cash Provided By (Used In) Investing Activities.

Net cash provided by (used in) investing activities was $(1.5) million and $87.7 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash from investing activities is attributed primarily to reduced REO sales and their resulting proceeds from the disposal of assets, offset by increased investment in real estate owned. Proceeds received from the sale of REO assets totaled $8.7 million and $98.3 million for the nine months ended September 30, 2018 and 2017, respectively. Mortgage loan funding totaled $3.0 million and $7.0 million during the nine months ended September 30, 2018 and 2017, respectively. Additionally, capital investments in real estate owned increased year over year totaling $7.2 million and $1.4 million during the nine months ended September 30, 2018 and 2017, respectively.

Cash Provided By (Used In) Financing Activities.

Net cash provided by (used in) financing activities was $36.6 million and $52.3 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017 we repaid notes payable of $14 thousand and $50.4 million, respectively. We received $30.0 million for the issuance of preferred equity instruments and $9.8 million for the issuance of preferred equity in the Hotel Fund during the nine months ended September 30, 2018. We also made dividend payments of $1.9 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of September 30, 2018, there have been no significant changes in our critical accounting policies from December 31, 2017, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2018.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of September 30, 2018.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS

Exhibit	Description of Document
No.

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1.1	Certificate of Correction of Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 20, 2013 and incorporated by reference).

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

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

Date:	November 14, 2018	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	November 14, 2018
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer	November 14, 2018
Samuel J. Montes	(Principal Financial Officer and Principal Accounting Officer)