Form 10-K
period 2018-12-31
IMH Financial Corp
filed 2019-04-12
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended December 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☑

As of April 12, 2019, the registrant had outstanding the following classes and series of stock: (i) 1,688,920 shares of Common Stock, (ii) 3,376,821 shares of Class B-1 Common Stock, (iii) 3,377,953 shares of Class B-2 Common Stock, (iv) 6,912,527 shares of Class B-3 Common Stock, (v) 313,790 shares of Class B-4 Common Stock, (vi) 668,903 shares of Class C Common Stock, (vii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, (viii) 5,595,148 shares Cumulative Convertible Series B-2 Preferred Stock, (ix) 2,352,941 shares of Cumulative Convertible Series B-3 Preferred Stock, and (x) 22,000 shares of Series A Preferred Stock outstanding. There is no established market for the registrant’s shares of common stock or preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated by Reference
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its 2019 Annual Meeting of Shareholders.

IMH Financial Corporation
2018 Form 10-K Annual Report
Table of Contents

PART I
Item 1.	Business	5
Item 1A.	Risk Factors	11
Item 1A.	Unresolved Staff Comments	30
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	33
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	64
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	68
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance (1)	70
Item 11.	Executive Compensation (1)	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters (1)	72
Item 13.	Certain Relationships and Related Transactions, and Director Independence (1)	73
Item 14.	Principal Accountant Fees and Services (1)	74
PART IV
Item 15.	Exhibits and Financial Statement Schedules	76
Item 16.	Form 10-K Summary	79
	Signatures	80
	Exhibits	81

(1)
These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2018, portions of which are incorporated by reference herein.

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

Our Company

We are a real estate investment and finance company. We focus on investments in commercial, hospitality, industrial and residential real estate and mortgages secured by those assets. The Company seeks opportunities to invest in real estate-related platforms and projects in partnership with other experienced real estate investment firms, and to sponsor and co-invest in real estate mortgages and other real estate-based investment vehicles. In addition, the Company intends to expand its hospitality footprint through the acquisition or management of other luxury boutique hotels.

Recent Developments

Operations and Investments

During 2018, the Company continued to aggressively pursue enforcement against current and former defaulted borrowers through foreclosure actions and recovery of other guarantor assets. As of December 31, 2018, substantially all of the Company’s non-operating REO assets (assets held for sale and other real estate owned) were obtained through foreclosure or related processes.

In October 2017, the Company acquired the MacArthur Place Hotel & Spa in Sonoma, California (“MacArthur Place”) for $36.0 million. The acquisition was funded through a combination of Company equity and a loan from MidFirst Bank, a portion of which was set aside for renovation and improvements to the property. Simultaneously with the acquisition of MacArthur Place, a hotel management subsidiary of the Company entered into a five year management agreement to provide hotel and resort management services in exchange for monthly and annual management fees at commercially standard terms. Shortly after our purchase of MacArthur Place, massive fires spread throughout Santa Rosa, Sonoma and Napa counties that burned over 245,000 acres.  While MacArthur Place sustained no physical damage, operations at the hotel, along with most other businesses in the surrounding areas, were negatively impacted immediately during and following extinguishment of the fires. In addition, the extensive redevelopment efforts in the surrounding areas have led to high, unexpected labor and material demands that have had a negative impact on our initial renovation budget and completion timeline. As of December 31, 2018, the Company has incurred renovation costs of $15.1 million and the renovation was approximately 64% complete. We do not believe that the fire’s impact on the local hospitality market or MacArthur Place has been extensive or will be long-lived.

During 2018, the Company originated two loan investments with a maximum principal amount of $16.1 million bearing variable annual interest rates ranging from 6.0% to 8.5% plus one month LIBOR.

Hotel Fund

In November 2017, the Company sponsored and commenced an offering of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”). The net proceeds of the offering are being used (i) to redeem the Company’s initial contributions to the Hotel Fund of $17.8 million and (ii) to support the renovations to MacArthur Place. To date, the Company has raised approximately $21.0 million in Preferred Interests (including the Company’s Preferred Interest of $2.1 million). The Company is expected to retain a 10.0% Preferred Interest in the Fund. The Hotel Fund intends to pursue a liquidity event in approximately four to five years.

Senior Debt Financing

In connection with the acquisition and renovation of MacArthur Place, the Company closed on a $32.3 million loan facility (the “MacArthur Loan”) from MidFirst Bank, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, with the balance set aside to fund planned hotel improvements, interest reserves and operating capital. Subsequent to December 31, 2018, the MacArthur Loan was modified to, among other things, increase the total loan facility to $37.0 million, increase our equity requirement from $17.4 million to $27.7 million, and increase the amount of interest and other reserves, to correspond with the increased renovation budget. All other terms of the MacArthur Loan remained substantially unchanged. The loan has an initial term of three years ending in October 2020 and, subject to certain conditions being met and the payment of certain fees, may be extended by the Company for two (2) one-year periods. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75% subject to certain adjustments.

Issuance of B-3 Convertible Preferred Stock and Series A Redeemable Preferred Stock

In February 2018, the Company issued 2,352,941 shares of its newly-authorized Series B-3 Cumulative Convertible Preferred Stock (the “Series B-3 Preferred Stock”) to JPMorgan Chase Funding Inc., a Delaware corporation (“Chase Funding”), an affiliate of JPMorgan Chase & Co., at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. Dividends on the Series B-3 Preferred Stock are cumulative and compound quarterly at the annual rate of 5.65% payable quarterly in arrears. Concurrent with its issuance of these shares, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “Chase Warrant”). The Chase Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share.

In addition, in May 2018, the Company entered into a Series A Senior Redeemable Preferred Stock Subscription Agreement with Chase Funding, pursuant to which Chase Funding purchased 22,000 shares of Series A Senior Redeemable Preferred Stock, $0.01 par value per share, of the Company (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for a total purchase price of $22.0 million. Dividends on the Series A Preferred Stock are cumulative and accrue at the annual rate of 7.5% payable quarterly in arrears on or before the last day of each calendar quarter. The Series A Preferred Stock, with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Corporation, rank senior to all other classes and series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time.

Extension of Series B-1 and B-2 Preferred Stock Redemption Period

Under the terms of our Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B-1 and B-2 Preferred Stock”, and collectively with our Series B-3 Preferred Stock, (“Series B Preferred Stock”), at any time after July 24, 2019, each holder of Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. As of December 31, 2018, the Redemption Price would presently be approximately $39.6 million. Subsequent to December 31, 2018, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to defer the redemption period for one year, or July 24, 2020, to allow the Company ample time to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock to 160% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends as of the date of redemption.

CEO Transition
The Employment Agreement between the Company and Mr. Bain, the Company’s Chairman of the Board and Chief Executive Officer, expires on July 24, 2019 (the “Expiration Date”). Since Mr. Bain intends to affiliate with Juniper Investment Advisors, an affiliate of Juniper Capital and Jay Wolf, one of the Company’s directors, which is entering into an asset management agreement with the Company, the Company and Mr. Bain have mutually agreed not to renew or extend Mr. Bain’s employment agreement. Accordingly, on April 11, 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain (the “Bain Termination Agreement”). The material terms of this agreement are summarized below.

1)
The Company and Mr. Bain agree that, effective on the Expiration Date, Mr. Bain’s employment with the Company will terminate and he will resign as an officer and director of the Company. Subsequent to the Expiration Date, the Company may engage Mr. Bain on a month-to-month basis as a consultant pursuant to a separate written agreement at a fee of $30,000 per month;

2)
Provided that Mr. Bain remains employed by the Company through the Expiration Date, he shall be entitled to receive bonus payments of $0.6 million for 2018 services and $0.35 million for 2019 services, respectively, to be paid no later than April 30, 2019 and March 31, 2020;

3)	The Company has agreed to pay Mr. Bain two payments of $0.25 million each by no later than each of January 31, 2020 and January 31, 2021;

4)
Mr. Bain will be entitled to receive a Legacy Asset Performance Fee (“LAPF”), as calculated in accordance with his current employment agreement, in connection with the disposition of the Company’s interests in the assets of the New

Mexico Partnerships (the “New Mexico Assets”) provided that such disposition occurs prior to December 31, 2022. The parties agree that these are the only assets as to which Mr. Bain may be entitled to receive a LAPF following the Expiration Date;

5)
The Company agrees to enter into an agreement with an affiliate of Mr. Bain, ITH Consulting, LLC (“ITH”), pursuant to which ITH will assist the Company in selling the New Mexico Assets. The term of this agreement will commence on July 25, 2019 and terminate on the date of the sale of the New Mexico Assets or December 31, 2022, whichever is earlier. Under this agreement, ITH will be entitled to a fixed monthly fee of $5,000 plus expenses, and an incentive bonus if the net proceeds received by the Company meet certain thresholds and other requirements are met;

6)	The Company will cause any and all unvested equity awards and deferred compensation benefits granted to Mr. Bain to vest by no later than the Expiration Date;

7)	Mr. Bain has agreed to certain noncompetition and nonsolicitation covenants, cooperation covenants and certain other requirements.

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

Subsequent to December 31, 2018, the Company commenced discussions with Juniper Investment Advisors, LLC (“JIA”), an affiliate of Juniper Capital Partners, one of the Company’s preferred shareholders, to assume certain asset management activities as part of an effort to reduce the Company’s overhead expenses and improve returns. The terms of any such arrangement have not yet been finalized as of the date of this filing, but are expected to include assumption by JIA of certain fixed and variable expenses including, but not limited to, select personnel, rent, insurance, and professional consultants.

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

The Company will seek to continue the process of disposing our remaining legacy loan portfolio, REO assets, and other real estate related assets, individually or in bulk, and to reinvest the proceeds from those dispositions in our target assets. We may also attempt to create additional value from certain of our REO assets that are viable multifamily land or other parcels by developing them into new communities in joint ventures or alternative structures.

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

Investment Committee

In July 2014, our Board created an Investment Committee to assist the Board in (i) reviewing our investment policies, strategies, and performance and (ii) overseeing our capital and financial resources. Other than with respect to transactions that are carried out in substantial accordance with an approved annual budget and certain other transactions and actions specified in the charter of the Investment Committee, no investment may be made without approval of the Investment Committee or of a delegate of the Investment Committee pursuant to an appropriate delegation of the Investment Committee’s authority. The Investment Committee does not participate in matters such as corporate or property financings that involve “day-to-day” cash management decisions or treasury functions. The Investment Committee consists of three members, two of whom are the Series B-1 Director and the Series B-2 Director and the other of whom is a director then serving as the Company’s chief executive officer. The current members of the Investment Committee are Jay Wolf (as the Series B-1 Director), Lawrence D. Bain (as our CEO), and Chad Parson (as the Series B-2 Director).

Seasonality

Our revenues are derived from hospitality operations and management, and mortgage and related loan investments. Revenues from our hospitality properties are generally seasonal in nature, which may vary in significance depending on the micro climate weather patterns and timing of seasonal events that spur demand. Based on our current hotel asset holdings, revenues are typically highest in the second and third quarters, with modest reductions during the fourth quarter, and lowest in the first quarter of the year. Revenues from traditional mortgage and related investments are not seasonal in nature and are generally recognized more evenly during the term of the investment.

Employees

As of December 31, 2018, we had 21 full-time employees and 2 full-time outside consultants working in our corporate offices, and 98 full-time and 14 part-time employees working at MacArthur Place. We consider relations with our employees to be good.

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

We reported net losses of $12.2 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively, due primarily to the limited number of our income producing assets coupled with (i) significant operating and overhead cost, (ii) the cost of our debt financing, (iii) significant dividend payments to the holders of our preferred shares, and (iv) professional fees we incurred in connection with loan and guarantee enforcement activities. As of December 31, 2018, our accumulated deficit aggregated $692.9 million. We may continue to record net losses in the future as a result of a lack of income-producing assets, significant operating and overhead costs, significant interest and dividend expenses, provisions for credit losses, and impairment losses on real estate owned, which may further harm our results of operations.

While we have, to date, been able to secure the necessary debt or equity financing to provide us with sufficient working capital and have generated additional liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional financing to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Furthermore, under the Second Amended and Restated Certificate of Designation for the Series B Preferred Shares (the “Second Amended and Restated Certificate of Designation”), the holders of our Series B Preferred Stock (the “Series B Investors”) have significant approval rights over asset sales. Our failure to (x) generate sustainable earning assets, (y) sufficiently reduce our expenses, and/or (z) successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position. Under the Second Amended Certificate of Designation, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2018.  However, subsequent to December 31, 2018, we obtained a waiver of this breach from the Series B Investors.

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

Risks Related to Our Relationship with JIA and its Affiliates:

JIA will have broad discretion to acquire and dispose of our portfolio loans.

The Company is currently in discussions with JIA, an affiliate of the holder of our Series B-1 Preferred Stock, to provide management services to the Company in connection with our portfolio loans and lending activities. While the parties have not entered into a definitive agreement, we anticipate that this agreement would provide JIA with broad authority to make acquisitions and dispositions of loans on our behalf.

Our ability to achieve our investment objectives will be dependent, in part, on the performance of JIA in evaluating potential loan investments, selecting and negotiating loan terms and loan dispositions on our behalf, and determining the related financing arrangements. Accomplishing this result on a cost-effective basis will be largely a function of JIA’s marketing capabilities, management of the investment process, ability to provide competent, attentive and efficient services, and our access to financing sources on acceptable terms. Our success will depend on the performance of JIA and if JIA or our Board of Directors make inadvisable investment or management decisions, our operations could be materially adversely impacted.

We may have conflicts of interest with JIA and its affiliates, which could result in investment decisions that are not in the best interests of our stockholders.

JIA will manage our loan portfolio business, and will be responsible for locating, evaluating, recommending and negotiating the acquisition of our loan investments. At the same time, JIA will be permitted to conduct other commercial activities and to provide management and advisory services to other entities, some of which may be affiliated with members of our Board of Directors, principally Jay Wolf, who will be a principal of JIA. As a result, we may from time to time have conflicts of interest with JIA in its management of our business and that of entities affiliated with or owned by members of our Board of Directors. Examples of these potential conflicts include: (i) JIA may realize substantial compensation on account of its activities on our behalf and may be motivated to approve acquisitions solely on the basis of increasing its compensation from us; and (ii) our agreements with JIA may be on terms that are less favorable than we could obtain from other parties. These and other conflicts of interest between us and JIA could have a material adverse effect on the operation of our business and the selection or management of our loan investments.

We may be obligated to pay JIA quarterly incentive compensation even if we incur a net loss during a particular quarter.

The advisory agreement we expect to enter into will most likely entitle JIA to incentive compensation based on certain set of criteria, which may exclude the effect of any unrealized gains, losses, or other items during the reporting period that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that reporting period. Thus, we may be required to pay JIA incentive compensation for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with GAAP.

JIA will have a contractual as opposed to a fiduciary relationship with us and we may be required to indemnify JIA against certain liabilities.

We expect that in any definitive agreement, JIA will assume no responsibility to us other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. JIA would maintain a contractual as opposed to a fiduciary relationship with us. Under the terms of any definitive agreement, we expect to agree to indemnify JIA with respect to its activities under that agreement. As a result, we could experience poor performance or losses for which JIA would not be liable.

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

Our operating results could fluctuate because our hospitality business relies on revenue generated by leisure travelers. Therefore, there are numerous factors beyond our control that affect our operating results. For any of the reasons listed below, or for other reasons we do not presently anticipate, it is possible that our operating results will be below market or our expectations. Until such time as we are able to geographically diversify our hospitality assets, the impact of any one or more of these factors will be greater than otherwise, as demonstrated by the affects that the California wildfires in 2018 had on our operations. Leisure travelers are typically sensitive to discretionary spending levels, tend to curtail travel during general economic downturns, and are affected by other trends or events that may include:

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

In connection with our acquisition of new hotels, we may choose to implement a rebranding campaign under the “L’Auberge” name or another brand. We cannot be assured that this or any other brand we choose to adopt, or any other new programs or products we may launch in the future, will be accepted by hotel owners, the traveling public, or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

We are required to fund certain amounts for the Hotel Fund if the hotel does not achieve specified levels of operating profit and cash flows.

Under the terms of the limited liability company operating agreement of the Hotel Fund, Preferred Investors are entitled to a monthly distribution equal to 7.0% per annum of their invested capital, on a cumulative and non-compounding basis. In the event that the hotel is unable to generate sufficient cash flow to pay the preferred distribution in a given month, the Company is obligated to fund the amount of any such shortfall via a common capital contribution to the Hotel Fund. During the years ended December 31, 2018 and 2017, the Company funded an aggregate $0.4 million pursuant to this obligation. Moreover, the Company has agreed to assume, via a common capital contribution obligation, responsibility for the payment of certain selling commissions and non-accountable expense obligations relating to the offering of the Preferred Interests. During the years ended December 31, 2018 and 2017, the Company funded an aggregate $0.1 million pursuant to this commitment. To the extent that the hotel does not generate sufficient operating profit or cash flows to fully fund the required distributions to holders of the Preferred Interests, the Company would have to use cash that it might otherwise have used to carry out our investment strategy and thereby negatively impact our ability to successfully implement such investment strategy and/or cause the Company to seek other sources of capital to fund such required distributions, which might not be available at the time needed or, if available, be on terms that are not attractive to the Company. Furthermore, if we are unable to dispose of MacArthur Place at a price sufficient to return our common capital contributions, we may not be able to recover some or all of our common capital contributions which could cause us to suffer a loss and reduce our cash flows.

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

We may find it necessary or desirable to foreclose on loans we originate or acquire. The foreclosure process can be lengthy and expensive. We cannot be assured as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan, the maintenance of the anticipated priority, and perfection of the applicable security interests. Furthermore, claims may be asserted by other lenders that might interfere with enforcement of our rights. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims, and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force us to modify the terms of the loan or buy-out the borrower’s position in the loan on terms more favorable to the borrower than would otherwise be the case. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s mortgage debt. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

If our exposure to a particular borrower or borrower group increases, the failure by that borrower or borrower group to perform on its loan obligations could harm our results of operations and financial condition.

Our investment policy provides that aggregate loans outstanding to a borrower or affiliated borrowers should not exceed 20% of the Company’s investment portfolio. Given the relatively small number of loans in our loan portfolio, following the origination of a loan, however, the aggregate loans outstanding to a borrower or affiliated borrowers may exceed those thresholds as a result of changes in the size and composition of our overall investment portfolio. When loans outstanding to a borrower or affiliated borrowers exceed these thresholds, the failure of a borrower or affiliated borrowers (as opposed to a diversified group of borrowers) to perform its loan obligations could harm our results of operations and financial condition. As of December 31, 2018, we have exceeded this loan concentration threshold.

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

Because we have limited personnel with experience in developing real estate, we occasionally engage external professionals to assist us. We may, however, be unable to obtain such assistance at an attractive cost or at all. Even if we are able to obtain such assistance, we may be exposed to the risks associated with the failure to complete the development of the project as expected or desired.

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

We are marketing substantially all of our remaining legacy assets in order, to generate additional liquidity and capital in order to implement our investment strategy. In addition, we have pursued or are pursuing enforcement (in most cases, foreclosure) on our remaining loans in default, and expect to take ownership or otherwise dispose of the underlying collateral and position the asset for future monetization. We may be unable to sell our legacy assets on a timely basis or may be required to do so at a price below our adjusted carrying value, which could harm our business, our financial condition, and our ability to implement our investment strategy.

If we do not resume our mortgage investing activities or investing activities in a meaningful manner, we will not be able to grow our business and our results of operations and financial condition will be harmed.

While we made two new mortgage investments during 2018, we have not engaged in lending activities at any meaningful level since late 2008. Our failure to fund new loans or instruments prevents us from capitalizing on interest-generating or other fee paying assets, and managing interest rate and other risk as our existing assets are sold, restructured or refinanced, which harms our results of operations and financial condition.

Acquiring ownership of property, through foreclosure or otherwise, subjects us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We acquired the majority of our REO as a result of foreclosing on the associated loans and related enforcement actions taken, and we may acquire additional real property in this manner in the future. As of December 31, 2018, we owned 16 properties with an aggregate net carrying value of $75.0 million. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the associated loan. See the risk factor below entitled “Our borrowers are exposed to risks associated with owning real estate.”

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

We have historically originated or acquired commercial real estate-bridge (i.e., short-term) loans secured by first lien mortgages on properties of borrowers who are typically seeking short-term capital to be used in the acquisition, construction, or rehabilitation of properties, and we may continue to do so. The borrower may believe that the property underlying the short-term loan is undervalued, has been under-managed or is located in a recovering market. If the market in which the property is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the property’s management, or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the short-term loan, and we bear the risk that our loan may not be fully and/or timely repaid.

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

Our due diligence may not reveal all of a borrower’s assets or liabilities or other investment risks or weaknesses in a business which could result in loan losses.

Before acquiring an asset or making a loan to a borrower, we assess the asset strength and skills of the prospective borrower and other factors that we believe are material to the performance of the asset. In making this assessment and otherwise conducting customary due diligence, we rely on numerous resources reasonably available to us and, in some cases, an investigation by third parties. This process is particularly subjective, and of lesser value than would otherwise be the case, with respect to newly organized entities because there may be little or no information publicly available about those entities. There can be no assurance that our due diligence processes will uncover all relevant facts or issues, or that any particular asset will be a successful investment.

Legislative and regulatory initiatives could harm our business.

The U.S., state, and foreign governments may take certain legislative and regulatory actions which could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with and could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us. For example, bankruptcy legislation could be enacted that would hinder the ability to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even when we were not the originator of the loan. Other laws, regulations, and programs at the federal, state, and local levels are under consideration that seek to address real estate and other markets, and may impose new regulations on various participants in the financial system. These or other actions could harm our business, results of operations, and financial condition.

Our business is subject to regulation by several government agencies and a disciplinary or civil action that occurs as a result of an actual or alleged violation of any rules or regulations to which we are subject could harm our business.

We are subject to extensive regulation and oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, the Arizona Department of Financial Institutions (Banking), and the SEC. Many of these authorities have generally increased their scrutiny of the entities they regulate following recent events in the homebuilding, finance, and capital markets sectors. We are also subject to various federal and state securities laws regulating the issuance and sale of securities. In the future, we may be required to obtain various approvals and/or licenses from federal or state governmental authorities, or government sponsored entities in connection with our mortgage-related or real estate development activities. There is no assurance that we will be able to obtain or maintain any or all of the approvals that we need in a timely manner. In the event that we do not adhere to these license and approval requirements and other laws and regulations which apply to us, we could face potential fines, disciplinary action, or other regulatory and judicial action that could restrict or otherwise harm our business.

Holders of our Series B Preferred Stock have substantial approval rights over our operations. Their interests may not coincide with holders of our Common Stock and they may make decisions with which we disagree.

The holders of our Series B Preferred Stock hold, in the aggregate, approximately, 38% of our total voting shares and have certain director designation rights. Under the Second Amended Certificate of Designation we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B Preferred Stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. For example, under the Second Amended Certificate of Designation, the sale of any of our assets for an amount less than 95% of the value of that asset, as set forth in the annual operating budget approved by our board of directors, requires the prior approval of the Series B Investors. Further, certain actions, including breaching any of our material obligations to the holders of our Series B Preferred Stock under the Second Amended Certificate of Designation or under their Series B Restated Investment Agreement could allow the holders of our the Series B Preferred Stock to demand that we redeem the Series B Preferred Stock. The interests of the holders of our Series B Preferred Stock may not always coincide with our interests as a company or with the interests of our other stockholders.

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

We have previously entered into loan agreements which contained certain restrictive covenants that had the effect of requiring us to obtain the lender’s consent prior to taking certain actions, including the sale, encumbering, or transfer of certain assets, declaring or paying dividends, or incurring additional indebtedness. We also have entered into various loan guaranty agreements, including a construction completion guaranty with respect to the hotel improvement project at MacArthur Place equal to fifty percent (50%) of the MacArthur Loan outstanding principal along with a guaranty of interest and operating deficits, containing various financial and operating covenants, including minimum liquidity covenants and minimum net worth covenants. If we fail to meet or satisfy such covenants, we could be in default under those agreements, and the lender could elect to declare the full amount outstanding under those loans due and payable, require the posting of additional collateral, and/or enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets, any of which could have a material adverse effect on our business, results of operations, and financial condition. Also, a default under these loans or guarantees could trigger a non-compliance event under our Second Amended Certificate of Designation which could result in, among other things, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity.

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

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our revenue and have an adverse effect on our results of operations and financial condition. At December 31, 2018, three of our six loans with outstanding principal and interest balances totaling $20.6 million were in default and past their respective scheduled maturity dates.

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

Our real estate assets are subject to increases and decreases in fair value. A decline in the fair value of our assets may require us to recognize a provision for credit loss or an impairment charge against such assets under U.S. generally accepted accounting principles (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2018 and 2017 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on the collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development or operating to being held for sale or other REO. Such a provision for credit losses or impairment charges reflects non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations and financial condition could be harmed.

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

We may continue to originate and acquire rehabilitation loans. The renovation, refurbishment, or expansion of assets which underlie loans that we make involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring a property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include: rehabilitation costs exceeding original estimates, possibly making a project uneconomical; environmental risks; and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if renovation costs are more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments to us on our loan on a timely basis or at all, which could result in significant losses to us.

Our loans and real estate assets are concentrated geographically and a downturn in the economies or markets in which we operate could harm our asset values.

We have commercial mortgage loans and own real property (or hold interests in entities that own real property) in the following states: Arizona, California, New Mexico, Minnesota, Missouri, and New York. Because we are not diversified geographically and are not required to observe any specific geographic diversification criteria, a downturn in the economies of the states in which we own real estate or have commercial mortgage loans, could harm our loan, real estate or investment portfolio.

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

As part of our business strategy, we will occasionally develop or renovate hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Our ongoing involvement in the development of such properties presents a number of risks, including that: (1) we may be unable, to raise sufficient capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in impairment charges; (3) construction delays or cost overruns, including those due to a shortage of skilled labor, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.

In connection with the MacArthur Loan, the Company has agreed to provide a construction completion guaranty with respect to the planned hotel improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy.  In addition, the Company has provided a loan repayment guaranty equal to fifty percent (50%) of the MacArthur Loan unpaid principal along with a guaranty of unpaid interest and hotel operating expenses, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters.  If the Hotel Fund is unable to raise adequate debt or equity capital to fund unanticipated excess renovation costs, it would cause the Company to utilize its resources to meet such requirements which could have a detrimental material effect on our liquidity.

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

We have accumulated net operating loss carryforwards of approximately $446.2 million as of December 31, 2018. In addition, we have built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, totaling approximately $61.8 million. Subject to certain limitations, such net operating loss carryforwards and unrealized built-in losses may be available to offset future taxable income and gain from our existing assets as well as any income and gain from new assets we acquire. Our ability to use our net operating loss carryforwards and built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our net operating loss carryforwards and built-in losses is subject to various limitations, including possible changes in the tax laws or regulations relating to the use of these potential tax benefits. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

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

The Company, JCP Realty Partners, LLC, Juniper NVM, LLC, and Chase Funding have entered into an Investment Agreement (“Series B Investment Agreement”) pursuant to which the Company made certain representations and covenants, including, but not limited to, a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended, commonly referred to as the “Real Estate Exemption,” and to remain eligible to rely on that exemption at all times thereafter. Furthermore, under the Series B-2 Purchase Agreement, the Company is obligated not to take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of Chase Funding.

We do not believe that we are an investment company under the Investment Company Act. Nevertheless, it is possible that we will not be eligible for exemption under the Investment Company Act which, in such event, could require us to redeem our Series B Preferred Stock at a time which is prior to such time as is otherwise required under the Second Amended Certificate of Designation. Such a required redemption could force us to sell our assets at below their fair value or to borrow funds at rates higher than would ordinarily be the case in order to have the funds to redeem such shares, and could even force the liquidation of the Company.

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

Under the terms of our Second Amended Certificate of Designation, no dividends may be paid on our Common Stock during any fiscal year unless all accrued dividends on the Series B-1, Series B-2, Series B-3 and Series A preferred stock have been paid in full.

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

As of December 31, 2018, based on filings of Schedules 13D with the SEC, our Series B Investors own shares of our Series B Preferred Stock that are convertible into 38%, in the aggregate, of our outstanding Common Stock. Significant ownership stakes held by the holders of our Series B Preferred Stock could have adverse consequences for other stockholders because the holders of our Series B Preferred Stock have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control, and in the investment strategies pursued by the Company.

We may use debt or equity securities, which would be senior to our common stock in liquidation, and for the purposes of dividends and distributions, would dilute our existing stockholders’ interests.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without the approval of the holders of our Common Stock, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, divide and issue shares of preferred stock in series and fix the voting power and any designations, preferences, and relative, participating, optional or other special rights of any preferred stock, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. We have issued shares of our Series B Preferred Stock which accounted for 38% of our capital stock as of December 31, 2018. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future stock issuances. Additional equity offerings by us may dilute your interest in us. Our Series B Preferred Stock have a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make dividends to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could dilute your interest in us.

Certain provisions of our certificate of incorporation, bylaws, debt instruments and the Delaware General Corporation Law could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders.

Certain provisions of the Delaware General Corporation Law, (“DGCL”), may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of their securities. In particular, Section 203 of the DGCL may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder” (defined generally as a person with 15% or more of a corporation’s outstanding voting stock) to effect a “business combination” (defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation) with the corporation for a three-year period. Under Section 203 of the DGCL, a corporation may under certain circumstances avoid the restrictions imposed by Section 203. Moreover, a corporation’s certificate of incorporation or bylaws may exclude a corporation from the restrictions imposed by Section 203. We have not made this election, and accordingly, we are subject to the restrictions of Section 203 of the DGCL. Furthermore, upon any “change of control” transaction, the restrictions on transfer applicable to the shares of our Class B and Class C common stock will terminate, which could act to discourage certain change of control transactions.

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

A description of our REO and operating properties with a total net carrying value of $75.0 million as of December 31, 2018 follows:

Description	Location	Date Acquired	Units/Acres/Sq. Feet
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/2008	413 lots
Land planned for mixed-use development	Apple Valley, MN	5/15/2009	1.48 acres
Land planned for commercial development	Inver Grove Heights, MN	7/29/2009	36 acres
33 townhome lots planned for 2-bedroom units along a small lake	Yavapai County, AZ	7/22/2010	1.56 acres
Land zoned for low density residential	Tulare County, CA	9/16/2011	38.04 acres
Land planned for residential development	Bernalillo County, NM	5/1/2015	3,433 acres - various interests owned
Land planned for residential development	Brazoria County, TX	5/1/2015	111 acres - various interests owned
Land planned for residential development	Sandoval County, NM	5/1/2015	222.6 acres - various interests owned
Undeveloped land	Golden Valley, AZ	5/20/2014	913 acres
Undeveloped land	Kingman, AZ	5/20/2014	151 acres
Undeveloped land	Kingman, AZ	3/19/2015	120 acres
Undeveloped land	Heber, CA	8/29/2014	16 acres
Land planned for residential development	Sandoval County, NM	12/31/2015	5,328 acres
Land planned for residential development	Sandoval County, NM	12/31/2015	989 acres
Land planned for residential development	Sandoval County, NM	5/1/2015	4,313 acres - various interests owned
A 64-room resort hotel, restaurant, and spa	Sonoma, CA	10/2/2017	6 acres on resort property

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2018 (dollars in thousands):

Properties Owned by Classification	# of Properties	Carrying Value
Pre-entitled land	1	$252
Entitled land	14	40,893
Existing structure with operations	1	33,866
Total as of December 31, 2018	16	$75,011

Other information about our REO assets is included in Note 4 of the accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.
For a description of other legal proceedings, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 Commitments and Contingencies of the accompanying notes to consolidated financial statements.

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

Shareholders

As of April 12, 2019, there were 4,535, 4,543, and 4,767 holders of record of our Class of B-1, B-2 and B-3 common stock, respectively, two holders of record of our Class B-4 common stock, 403 holders of record of our Class C common stock, 27 holders of record of our common stock, and three holders of record of our outstanding Series B-1, Series B-2, Series B-3, and Series A preferred stock.

Dividends

During the years ended December 31, 2018 and 2017, we paid no dividends on any of our classes of common stock. For the years ended December 31, 2018 and 2017 we recorded cash dividends of $2.5 million and $2.1 million, respectively, for the holders of our Series B preferred stock. For the years ended December 31, 2018 and 2017, we paid cash dividends of $2.4 million and $2.1 million, respectively on our Series B preferred stock. For the year ended December 31, 2018, we recorded cash dividends of $1.2 million for the holders of our Series A Preferred Stock. For year ended December 31, 2018, we paid cash dividends of $1.0 million on our Series B preferred stock.

Under the Second Amended Certificate of Designation, (i) dividends on the Series B-1 and B-2 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears and (ii) dividends on the Series B-3 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, payable quarterly in arrears. Our common stock is junior in rank to our Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon liquidation. In the event that any dividends are declared with respect to our the common stock, the holders of our the Series B Preferred Stock as of the record date established by the board of directors for such dividends will be entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into common stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available, on the payment date of the dividend established by the board of directors. In the event we are obligated to pay a one-time special dividend on our Class B common stock (the “Special Dividend”), the holders of the Series B Preferred Stock as of the record date established by the board of directors will be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of common stock that it would hold if it had converted all of its shares of Series B Preferred Stock into common stock the same amount that is received by holders of Class B common stock with respect to each share of Class B common stock (in each case, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B dividends to be payable, out of funds legally available, on the payment date for the Special Dividend.

Our Series A Preferred Stock ranks senior with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Company to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. The Series A Preferred Stock is non-voting stock. Holders of our Series A Preferred Stock are entitled to receive a liquidation preference equal to the sum of the Face Value of the Series A Preferred Stock plus all accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock have certain put rights which includes an acceleration of such put right in the event of the redemption of any shares of junior securities as a result of a Noncompliance Redemption Demand (as defined in the Second Amended Certificate of Designation).

Equity Compensation Plan Information

During the year ended December 31, 2018, we issued options for 110,979 shares of common stock to our employees under our First Amended and Restated 2010 IMH Financial Corporation Employee Stock Incentive Plan (“Equity Incentive Plan”) subject to certain vesting and other conditions. We approved grants of 172,860 shares of restricted common stock under our Equity Incentive Plan, subject to certain vesting and other conditions and net of certain tax elections made by the grantees.

During the year ended December 31, 2018, we issued a total of 44,132 shares of common stock under our 2014 Non-Employee Director Compensation Plan (“Director Compensation Plan”) to our independent board members.
The following is information with respect to outstanding options, warrants and rights as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,102,627	$5.25	1,897,373
Equity compensation plans not approved by security holders	2,600,000	$2.42	—
Total	3,702,627		1,897,373

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time through privately negotiated transactions. There were no shares repurchased under any publicly announced plans or repurchase programs during the year ended December 31, 2018. Subsequent to December 31, 2018, the Company, through a tender offer, repurchased 500,000 common shares at a price of $2 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations about the future of our business that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview of the Business

We are a real estate investment and finance company focusing on the commercial, hospitality, industrial and residential real estate markets. The Company intends to expand its hospitality footprint through the acquisition or management of other luxury boutique hotels.

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

Recent Developments

Operations and Investments

As of December 31, 2018, we held mortgage and real estate assets with a carrying value of $98.2 million. Our REO held for sale are being marketed for disposition within the next twelve months.

During 2018, the Company (i) originated two (2) loans with a maximum face value of $16.1 million bearing variable rates ranging from 6.0% to 8.5% plus one month LIBOR and (ii) sold two (2) properties (or portions thereof) for $8.7 million, net of transaction costs and other adjustments, which resulted in a net gain of $3.9 million.

On October 2, 2017, we acquired MacArthur Place for a purchase price $36.0 million. Shortly after our purchase of MacArthur Place, massive fires spread throughout Santa Rosa, Sonoma and Napa counties that burned over 245,000 acres.  While MacArthur Place sustained no physical damage, MacArthur Place operations, along with most other businesses in the surrounding areas, were negatively impacted during and immediately following extinguishment of the fires. In addition, the extensive redevelopment efforts in the surrounding areas have led to high, unexpected labor and material demands that have had a negative impact on our initial renovation budget and completion timeline. As of December 31, 2018, the Company has incurred renovation costs of $15.1 million and the renovation was approximately 64% complete. We do not believe that the fire’s impact on the local hospitality market or MacArthur Place has been extensive or will be long-lived.

In connection with the acquisition of MacArthur Place, the Company entered into a loan agreement with MidFirst Bank in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, with the balance being set aside to fund planned hotel improvements, interest reserves and operating capital. Subsequent to December 31, 2018, the MacArthur Loan was modified to, among other things, increase the total loan facility to $37.0 million, increase our equity requirement from $17.4 million to $27.7 million, and increase the amount of interest and other reserves, to correspond with the increased renovation budget. All other terms of the loan remained substantially unchanged.

We also recorded recoveries of investment and credit losses of $2.0 million during the year ended December 31, 2018.

Capital Activity

On February 9, 2018, the Company issued 2,352,941 shares for its newly authorized Series B-3 Cumulative Convertible Preferred Stock to Chase Funding at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. Dividends on the Series B-3 Preferred Stock are cumulative and compound quarterly at the rate of 5.65% per year, payable quarterly in arrears. The Company intends to use the proceeds from the sale of these shares for general corporate purposes.

In addition, in May 2018, the Company issued 22,000 shares of Series A Preferred Stock to Chase Funding at a purchase price of $1,000 per share, for a total purchase price of $22.0 million. The Company is using the proceeds from the sale of these shares for general corporate purposes and pursuing its investment strategy. Dividends on the Series A Preferred Stock are cumulative and accrue at the rate of 7.5% per year, payable quarterly in arrears on or before the last day of each calendar quarter.

Under the terms of our Second Amended Certificate of Designation, at any time after July 24, 2019, each holder of Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B-1 and B-2 Preferred Stock held by such holder at the Redemption Price equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment amount, the Redemption Price would presently be approximately $39.6 million. Subsequent to December 31, 2018, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to extend the redemption period for one additional year, or until July 24, 2020, to allow the Company additional time to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock to 160% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends.

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

The lodging industry is seasonal in nature and depends upon location, type of property and competitive mix within the specific location. Based on our current hotel asset holdings, revenues are typically highest in the second and third quarters, with modest reductions during the fourth quarter, and lowest in the first quarter of the year.

While we have been successful in securing debt and equity financing in recent years to provide adequate funding for working capital purposes and have generated cash through asset sales and mortgage receivable collections, our ability to reinvest such proceeds in income-producing assets has been limited. We need to secure additional and affordable capital in order realize our income objectives. Based on (1) our cash and cash equivalents of $25.5 million at the end of 2018, (2) revenues we expect from our hotel management activities and loan assets, and (3) expected proceeds from the continued sale of our legacy real estate assets, we believe have sufficient liquidity to fund current operations for a period of at least one year from the date of this Annual Report.

Revenues

Given the limited number and amount of mortgage investments we have made to date, we received only a small amount of income from our mortgage investment activities during 2018 and 2017. As a result of the February 2017 sale of our Sedona hotel operations, and the June 2017 sale of our golf course operation, our operating property revenues substantially decreased in 2017 from prior periods. Our operating revenue in 2018 was generated almost exclusively as a result our October 2017 acquisition of MacArthur Place, although such revenues were hampered by the renovation project that was underway for a majority of 2018. We expect 2019 operating revenues to increase upon completion of the renovation project and implementation of our revenue growth strategy.

We also expect to continue originating or acquiring mortgage investments in 2019. For the near future, we expect to derive a substantial percentage of our cash flows from REO dispositions rather than from interest and fee income from loans originated or acquired by us. As our liquidity position improves, we intend to continue to execute our investment strategy and expect that interest and fee income from our commercial real estate lending activities will increase.

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

As described elsewhere, the Company has commenced discussions with JIA to provide certain asset management services and to assume certain fixed and variable expenses of the Company including, but not limited to, select personnel, rent, insurance, and professional consultants. However, the terms of any such arrangement have not yet been finalized as of the date of this filing.

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

Key Operational Aspects

•
As a result of the issuance of the Series B-3 Preferred Stock and Series A Preferred Stock, the Company’s total assets increased to $143.6 million as of December 31, 2018 compared to $114.5 million as of December 31, 2017.

•	The Company’s net loss for the year ended December 31, 2018 was $12.2 million compared to net loss of $1.6 million for the year ended December 31, 2017.

•	The Company’s total revenue from continuing operations totaled $9.7 million for the year ended December 31, 2018 compared to $5.9 million for the corresponding period in 2017.

•	The Company’s basic and diluted net loss from continuing operations per common share for the year ended December 31, 2018 and 2017 was $(1.23) and $(0.54), respectively.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following discussion compares historical results of operations on a GAAP basis for the fiscal years ended December 31, 2018 and 2017. Unless otherwise noted, all comparative performance data included below reflects year-over-year comparisons.

Revenues (in thousands)
	Years Ended December 31,
Revenues:	2018	2017	$ Change	% Change
Operating property revenue	$6,647	$3,682	$2,965	80.5%
Mortgage loan income, net	2,588	944	1,644	174.2%
Management fees, investment and other income	426	1,248	(822)	(65.9)%
Total Revenue	$9,661	$5,874	$3,787	64.5%

Operating Property Revenue. For year ended December 31, 2018, we recorded $6.6 million in operating property revenue as compared to $3.7 million for the year ended December 31, 2017, an increase of $3.0 million or 80.5%. The year-over-year increase in operating property revenue is primarily attributable to a full year of revenues from our MacArthur Place hotel, restaurant, and spa operation in 2018. In 2017, operating property revenues were generated from our Laughlin Ranch golf and restaurant operation, which sold in June 2017, and the MacArthur Place operation which was acquired in October 2017. The revenue attributable to our Sedona hotels, which were sold in the first quarter of 2017, is classified within discontinued operations in our consolidated statement of operations for the year ended December 31, 2017.

Mortgage Loan Income. For the year ended December 31, 2018, income from mortgage loans was $2.6 million, an increase of $1.6 million or 174.2% over the year ended December 31, 2017. The year-over-year increase in mortgage loan income is primarily attributable to a full year of income on mortgage investments we made in June and November 2017 totaling $23.2 million, coupled with loan investments made in 2018, which collectively had a weighted average interest rate of 9.4%.

Management Fees, Investment and Other Income. For the year ended December 31, 2018, management fees, investment and other income was $0.4 million, a decrease of $0.8 million, or 65.9%, from the year ended December 31, 2017. The year-over-year decrease is primarily attributable to loss of the management fees we received for managing the Sedona hotels following the sale.

Costs and Expenses

Expenses (in thousands)
	Years Ended December 31,
Expenses:	2018	2017	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$9,024	$4,309	$4,715	109.4%
Expenses for non-operating real estate owned	606	831	(225)	(27.1)%
Professional fees	4,202	5,226	(1,024)	(19.6)%
General and administrative expenses	8,816	8,958	(142)	(1.6)%
Interest expense	3,122	2,073	1,049	50.6%
Depreciation and amortization expense	1,195	395	800	202.5%
Gain on disposal of assets	(3,938)	(3,851)	(87)	2.3%
Recovery of credit losses	(1,968)	(6,461)	4,493	(69.5)%
Impairment of real estate owned	581	744	(163)	(21.9)%
Unrealized loss on derivatives	218	—	218	100.0%
Loss from unconsolidated subsidiaries	—	239	(239)	(100.0)%
Total Costs and Expenses	$21,858	$12,463	$9,395	75.4%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the year ended December 31, 2018, operating property direct expenses were $9.0 million, an increase of $4.7 million, or 109.4%, from $4.3 million for the year ended December 31, 2017. Amounts for the year ended December 31, 2018 are related to the direct operating costs of MacArthur Place hotel. Amounts for the year ended December 31, 2017 are primarily related to the operating expenses attributable to our operating golf course which was sold in 2017. Expenses related to the Sedona hotels, which were sold in the first quarter of 2017, are classified within discontinued operations in our consolidated statement of operations for the year ended December 31, 2017. The year-over-

year increase in operating property direct expenses is primarily attributed to the acquisition and operating costs associated with the MacArthur Place hotel.

Expenses for Non-Operating Real Estate Owned. For the year ended December 31, 2018, expenses for non-operating real estate owned assets were $0.6 million, a decrease of $0.2 million or 27.1%, from $0.8 million for the year ended December 31, 2017. The year-over-year decrease is primarily attributable to decreases in real estate taxes and asset repair and maintenance costs associated with certain consolidated partnerships.

Professional Fees. For the years ended December 31, 2018 and 2017, professional fees were $4.2 million and $5.2 million, respectively, a decrease of $1.0 million or 19.6%. The decrease in professional fees is primarily attributed to reduced costs incurred in connection with certain capital transactions, due diligence of prospective and acquired investments, as well as lower enforcement and recovery related legal fees.

General and Administrative Expenses. For the years ended December 31, 2018 and 2017, general and administrative expenses were $8.8 million and $9.0 million, respectively, a decrease of $0.1 million or 1.6%. The decrease in general and administrative costs is primarily attributable to a reduction in travel and related expenses, board of director’s fees and other miscellaneous expenses as well as one-time costs incurred in connection with the sale of the Series B-2 Preferred Stock to Chase Funding in 2017.

Interest Expense. For the year ended December 31, 2018, interest expense was $3.1 million as compared to $2.1 million for the year ended December 31, 2017, an increase of $1.0 million, or 50.6%. The year-over-year increase is attributed primarily to the to the acquisition and construction loan from MidFirst Bank for MacArthur Place

Depreciation and Amortization Expense. For the year ended December 31, 2018, depreciation and amortization expense was $1.2 million compared to $0.4 million for the year ended December 31, 2017. The year-over-year increase is primarily due to the additional depreciation and amortization expense recorded on MacArthur Place.

(Gain) Loss on Disposal of Assets. We sold two (2) REO assets (in whole or portions thereof) for $8.7 million (net of selling costs) resulting in a gain of $3.9 million during the year ended December 31, 2018. During the year ended December 31, 2017, we sold ten (10) REO assets (in whole or portions thereof) for $104.9 million (net of selling costs) resulting in a gain of $10.7 million (of which $6.8 million is included as a component of discontinued operations in the audited consolidated statement of operations).

(Recovery of) Provision for Investment and Credit Losses. For the year ended December 31, 2018, we recorded recoveries of investment and credit losses of $2.0 million primarily resulting from the cash, and other assets recovered from guarantors on certain legacy loans. We recorded recoveries of $6.5 million from the consolidation of various equity interests, and from cash, receivables, and other assets recovered from guarantors on certain legacy loans and insurance recoveries during the year ended December 31, 2017.

Impairment of Real Estate Owned. For the years ended December 31, 2018 and 2017, we recorded impairment of real estate owned of $0.6 million and $0.7 million, respectively, based on the fair value analysis of our REO portfolio.

Equity Loss of Unconsolidated Subsidiaries. Subsequent to the year ended December 31, 2018, the Company no longer owns assets classified as unconsolidated subsidiary. For the year ended December 31, 2017, we recorded net losses of unconsolidated subsidiaries of and $0.2 million which resulted from our portion of allocated operating expenses combined with a lack of revenue from such unconsolidated subsidiaries.

Unrealized Loss on Derivatives. During the year ended December 31, 2018, the Company recorded an unrealized loss of $0.2 million on an interest rate cap we acquired to mitigate the risk of rising interest rates based on a fair value analysis of this derivative instrument.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the years ended December 31, 2018 and 2017, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described elsewhere in this Form 10-K, we sold our Sedona hotels on February 28, 2017 and, in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the years ended December 31, 2018 and 2017. While the Sedona hotels have been presented as discontinued operations in the accompanying consolidated financial statements, the Company intends to continue its active engagement in the Hospitality and Entertainment Operations segment through our hotel management group. Moreover, the Company acquired MacArthur Place in the fourth quarter of 2017 and is actively pursuing other hospitality assets.

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy mortgage loan investments and REO assets, including financing of such asset sales. This segment also encompasses the carrying value and costs of such assets and related financing and operating expenses. This segment has also historically included rental revenue, less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial and residential real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

Corporate and Other — Consists of our centralized general and administrative and corporate treasury activities. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

A summary of the financial results for each of our operating segments during the years ended December 31, 2018 and 2017 follows (in thousands):

Hospitality and Entertainment Operations

	Year Ended December 31,
	2018	% of Consolidated Total	2017	% of Consolidated Total
Total revenues	$6,888	71.3%	$4,583	78.0%
Operating expenses
Operating property direct expenses	9,148	100.0%	4,309	100.0%
Professional fees	239	5.9%	246	4.7%
General & administrative	1,083	12.2%	313	3.5%
Interest expense	1,289	41.3%	284	13.7%
Depreciation & amortization expense	1,002	83.8%	202	51.1%
Total operating expenses	12,761		5,354
Other expenses
Gain on disposal of assets, net	—	—%	(168)	4.4%
Impairment of unrealized loss on derivatives	218	100.0%	—	—%
Total other expenses	218	(4.3)%	(168)
Total costs and expenses, net	12,979	59.4%	5,186	41.6%
Income (loss) from continuing operations before income taxes	(6,091)	49.9%	(603)	9.2%
Benefit from income taxes, continuing operations	—		232	11.8%
Net loss from continuing operations	(6,091)	49.9%	(371)	8.0%
Net income (loss) from discontinued operations	—		5,034	100.0%
Provision for income taxes, discontinued operations	—		(1,963)
Net income (loss)	(6,091)	49.9%	2,700	(173.6)%
Net income (loss) attributable to non-controlling interest	(492)	99.9%	—	—%
Net income (loss) attributable to common shareholders	$(6,583)	25.3%	$2,700	(48.1)%

For the years ended December 31, 2018 and 2017, the hospitality and entertainment operations segment revenues were $6.9 million and $4.6 million, respectively, which includes operating revenue and management fee revenue. Net income from discontinued operations for the year ended December 31, 2017 includes the net of all revenues and expenses of the Sedona hotels, as well the gain on the sale of the Sedona hotels of $6.8 million.

For the years ended December 31, 2018 and 2017, the segment contributed 71.3% and 78.0%, respectively, of total consolidated revenues. The year-over-year decrease in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to the lack of revenues from our golf course (sold in the second quarter of 2017) with MacArthur Place being the only source of hospitality and entertainment revenues in 2018.

During the years ended December 31, 2018 and 2017, the hospitality and entertainment operations segment constituted the majority of consolidated operating property direct expenses. Net operating (loss) income for the segment as a percentage of related revenue was (88.4%) and 58.9% for the years ended December 31, 2018 and 2017, respectively. The decrease in net operating income percentages for the year ended December 31, 2018, as compared to the same period in 2017, was primarily attributed to high operating property direct expenses, which was caused by out of order rooms during the renovation project offsetting these expenses.

After interest expense, depreciation and amortization, the hospitality and entertainment operations segment contributed $6.1 million and $0.4 million (before gain related to discontinued operations of $5.0 million) of the total consolidated net loss from continuing operations for the years ended December 31, 2018 and 2017, respectively.

As previously noted, we sold our Sedona hotel properties in the first quarter of 2017 and our golf operation in the second quarter of 2017. MacArthur Place was acquired in the fourth quarter of 2017.

Mortgage and REO – Legacy Portfolio and Other Operations

	Year Ended December 31,
	2018	% of Consolidated Total	2017	% of Consolidated Total
Total Revenues	$2,592	26.8%	$1,063	18.1%
Operating Expenses
Expenses for non-operating REO	516	100.0%	831	100.0%
Professional fees	2,008	49.2%	3,093	59.2%
General & administrative	6	0.1%	142	1.6%
Interest expense	460	14.7%	539	26.0%
Total operating expenses	2,990		4,605
Other expenses
Gain on disposal of assets, net	(3,938)	100.0%	(3,683)	95.6%
Recovery of credit losses, net	(1,968)	100.0%	(6,401)	99.1%
Impairment of real estate owned	581		744	100.0%
Loss from unconsolidated entities, net	—		239	100.0%
Total other expenses	(5,325)	104.3%	(9,101)
Total costs and expenses, net	(2,335)	(10.7)%	(4,496)	(36.1)%
Income (loss) from continuing operations before income taxes	4,927	(40.4)%	5,559	(84.4)%
Provision (expense) for income taxes	—		(2,167)	(110.4)%
Income (loss) from continuing operations, net of tax	4,927	(40.4)%	3,392	(73.3)%
Net income (loss) attributable to non-controlling interest	(1)	0.1%	798	100.0%
Net income (loss) attributable to common shareholders	$4,926	(18.9)%	$4,190	(74.7)%

For the years ended December 31, 2018 and 2017, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 26.8% and 18.1%, respectively, of total consolidated revenues. The year-over-year increase in segment revenue as a percentage of total revenue for the year ended December 31, 2018 resulted primarily from the sale of our Lakeside and Dewey properties 2018, coupled with increased mortgage loan income.

For the years ended December 31, 2018 and 2017, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated (income) expenses, net of gain, of $4.9 million and $3.4 million, respectively. The year-over-year decrease in net expenses for the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to (i) decreased recoveries from guarantors as a result of our enforcement and collection efforts, (ii) gains from the sale of REO assets, and (iii) decreases in operating property expenses and interest expense due to the sale of certain REO assets and the repayment of debt collateralized by those assets, The segment recorded a recoveries of prior credit losses of $2.0 million for the year ended December 31, 2018 compared to $6.4 million in recoveries recognized for the year ended December 31, 2017.

After revenues, less interest, depreciation and amortization expenses, and (recoveries of) provision for credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed net income of $4.9 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively. We expect our lending activities and related income to increase as available liquidity allows us to acquire our target assets.

Corporate and Other

	Year Ended December 31,
	2018	% of Consolidated Total	2017	% of Consolidated Total
Total revenues	$181	1.9%	$228	3.9%
Operating expenses
Professional fees	1,831	44.9%	1,887	36.1%
General & administrative	7,816	87.8%	8,503	94.9%
Interest expense	1,374	44.0%	1,250	60.3%
Depreciation & amortization expense	193	16.2%	193	48.9%
Total operating expenses	11,214	41.6%	11,833
Other expenses
Recovery of credit losses, net	—	—%	(60)	0.9%
Total costs and expenses, net	11,214	51.3%	11,773	94.5%
Income (loss) from continuing operations before income taxes	(11,033)	90.5%	(11,545)	175.2%
Provision (expense) for income taxes	—		3,898	198.6%
Net income (loss)	(11,033)	90.5%	(7,647)	491.8%
Cash dividends on series B-1 and B-2 preferred stock	—	—%	(2,140)	100.0%
Imputed dividends on series B-1 and B-2 preferred stock	(12,197)	100.0%	(2,716)	100.0%
Imputed dividends on series A preferred stock	(1,144)	100.0%	—
Net income (loss) attributable to common shareholders	$(24,374)	93.6%	$(12,503)	222.8%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any material revenues for the Company for the year ended December 31, 2018 and 2017.

For the years ended December 31, 2018 and 2017, the Corporate and Other segment contributed $11.2 million and $11.8 million, respectively, to total consolidated expenses. The decrease in expenses for this segment is primarily attributable to a decrease in G&A expenses.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of December 31, 2018, the Company had six loans outstanding with carrying value of $23.2 million plus one construction loan which had not been drawn upon. Two (2) of these loans were performing loans with an average outstanding principal and accrued interest balance of $7.7 million. Three of our other loans are non-performing, two (2) of which have been fully reserved. The other loan entered default status upon its maturity in September 2018, but is not considered impaired since the fair value of the underlying collateral was deemed to exceed the carrying value of the loan $7.9 million as of December 31, 2018. The Company is evaluating its enforcement options under this loan. During year ended December 31, 2018, the Company originated two new loans: (1) a $13.1 million construction loan, the funding of which, as of December 31, 2018, is pending until on the borrower meets certain minimum equity requirements and (2) a mortgage loan with a principal balance of $3.0 million as of December 31, 2018.

As of December 31, 2018 and 2017, the valuation allowance was $13.1 million and $12.7 million, respectively, and represented 37.1% and 39.2%, respectively, of the total outstanding loan principal and interest balances.

We received no loan principal payments during the years ended December 31, 2018 and 2017. During the year ended December 31, 2018 and 2017, we recorded mortgage interest income of $2.6 million and $0.9 million, respectively.

During the year ended December 31, 2017, a group of partnerships previously accounted for under the equity investment method was consolidated, and through this process, we eliminated one prior mortgage loan through intercompany consolidation.

Changes in the Loan Portfolio Profile

Loan Modifications

We did not have any loan modifications during 2018 or 2017. Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof, on a case by case basis, we do not have in place a specific loan modification program or initiative. Rather, we may seek to modify any loan, in our sole discretion, based on the applicable facts and circumstances, including, without limitation: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, as our loan portfolio grows, we may modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Geographic Diversification

As of December 31, 2018, the collateral underlying our loan portfolio was located in California, Missouri, Texas, New York and Arizona. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited.

While our lending activities have historically been focused primarily in the southwestern United States, we have no geographic limitations in our investment policy.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate or LIBOR. As of December 31, 2018 and December 31, 2017, the Prime Rate was 5.5% and 4.5%, respectively. As of December 31, 2018 and December 31, 2017, the one-month LIBOR was 2.5% and 1.6%, respectively.

As of December 31, 2018, we had six loans with principal and interest balances totaling $36.3 million and interest rates ranging from 9.7% to 18.0%. Of this total, three loans with principal and interest balances totaling $20.6 million and a weighted average interest rate of 12.1% were non-performing loans, of which two were fully reserved and one is reserved for $0.4 million, while three loans with principal and interest balances totaling $15.4 million and a weighted average interest rate of 9.4% were performing.

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

We generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2018, the original projected end-use of the collateral under our loans was classified as 36.0% residential and 64.0% commercial. As of December 31, 2017, the original projected end-use of the collateral under our loans was classified as 39.2% residential and 60.8% mixed-use.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our loan portfolio, net of the valuation allowance, as of December 31, 2018, has scheduled maturity dates as follows (dollar amounts in thousands):

Quarter	Principal and Interest Balance	Percent	#
Matured	$20,999	58%	3
Q4 2019	15,298	42%	3
Total principal and interest	36,297	100%	6
Less: valuation allowance	(13,063)
Mortgage loans, net	$23,234

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

As of December 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million were held for sale, $33.9 million were held as operating properties, and $33.7 million were classified as other real estate owned. At December 31, 2017, we held total REO assets of $64.6 million, of which $5.9 million was held for sale, $20.5 million were held as operating properties and $38.3 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Minnesota, and New Mexico.

We did not acquire any REO assets during the year ended December 31, 2018. During the year ended December 31, 2017, we acquired the remaining 10% interest in Lakeside JV resulting in its consolidation and reflected in other real estate owned in the accompanying consolidated balance sheets. In addition, we acquired a controlling interest in a group of seven partnerships with real estate assets located in New Mexico (collectively referred to as the “New Mexico Partnerships”), which were previously accounted for under the equity method of accounting. As a result of this transaction, we consolidated the New Mexico Partnerships, at which time we recorded the related real estate assets at their preliminary estimated fair values, which added $18.1 million to our other real estate owned.

Also during 2017, we acquired MacArthur Place for $36.0 million, of which $19.6 million has been added to our operating properties and the balance to goodwill and other intangible assets. In connection with this transaction, the Company acquired certain other assets and assumed certain liabilities. The Company is in the process of renovating MacArthur Place. This renovation project is expected to be finished in the early second quarter of 2019 at the total renovation budget of approximately $23.0 million. When complete, we anticipate that this will be the only 5-star hotel in the city of Sonoma and one of the top destinations in the region. Renovation project costs are being funded using construction proceeds set aside from the MacArthur Loan, offering proceeds from the Hotel Fund in excess of the reimbursement of our initial investment, and to the extent necessary, Company funds.

During the year ended December 31, 2018, we sold certain REO assets for $8.7 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $3.9 million, During the year ended December 31, 2017, we sold REO for $104.9 million (net of transaction costs and other non-cash adjustments), resulting in a total net gain of $10.7 million of which $6.8 million is included as a component of discontinued operations in the consolidated statement of operations.

During the year ended December 31, 2018, we reclassified certain assets between REO held for sale and other REO, depending on when such assets met the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not being actively marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Other than these reclassifications, there were no material changes with respect to REO classifications or planned development during the year ended December 31, 2018 other than as a result of REO asset sales and capitalized development costs.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations, which totaled $9.6 million and $9.2 million ($4.0 million of which is included in loss from discontinued operations) for the years ended December 31, 2018 and 2017, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $16.7 million and $3.8 million during the years ended December 31, 2018 and 2017, respectively, which $14.1 million related to the MacArthur Place renovation in 2018.

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

REO Classification

As of December 31, 2018, 52.9% of our REO assets were planned for residential development, 2.0% was planned for mixed-use development, and 45.1% was planned for commercial or industrial use. As of December 31, 2017, 66.0% of our REO assets were planned for residential development, 2.3% was planned for mixed-use development, and 31.7% was planned for commercial or industrial use. We continue to evaluate our use and disposition options with respect to these assets. The real estate held for sale and other real estate owned consists of improved and unimproved residential lots, and completed commercial properties located in California, Texas, Arizona, Minnesota, and New Mexico.

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

Lakeside Investment

In the fourth quarter of 2015, the Company, through a wholly owned subsidiary, formed a joint venture, Lakeside DV, LLC (“Lakeside JV”), with a third party developer, Park City Development, LLC (“PCD”), for the purpose of acquiring, holding, and developing certain real property located in Park City, Utah. Under the Lakeside JV operating agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. Lakeside JV was initially accounted for under the equity method of accounting. During the year ended December 31, 2017, the Company purchased PCD’s interest in Lakeside JV for $0.7 million and terminated PCD as the manager. Accordingly, Lakeside JV became a consolidated entity of the Company in the first quarter of 2017. Upon formation of Lakeside JV, the Company syndicated $1.7 million of its $4.2 million investment to several investors (“Syndicates”) by selling preferred equity interests in Lakeside JV.

During the year ended December 31, 2018, the Company sold the real estate holdings of Lakeside JV for a gross price $8.2 million resulting in a gain on sale of $3.5 million. A net cash distribution in the amount of $1.9 million was paid to the Syndicates of the Lakeside JV, comprised of their return of capital and allocation of profits, less repayment of promissory notes described above and interest thereon. In connection with the sale of the real estate assets, the Lakeside JV negotiated to retain a 50% interest in anticipated tax increment financing (“TIF”) to be paid by Wasatch County, Utah. Collection of such proceeds is contingent upon the development of the related real estate which has yet to occur. Accordingly, we have not recorded amounts that may be receivable under this arrangement until such time that those contingencies are satisfied. We estimate that the present value of the TIF proceeds allocable to Lakeside JV to be approximately $5.0 million.

Equity Interests Acquired through Guarantor Recoveries

The Company holds general and limited partner equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets that were awarded to the Company as a result of our enforcement and collection efforts. Prior to September 29, 2017, certain of these entities were consolidated in the accompanying consolidated financial statements while others were accounted for under the equity method of accounting, depending on the extent of the Company’s financial interest in and level of control over each such entity.

Effective September 29, 2017, the Company began to consolidate the accounts of additional entities. The primary assets of certain of these entities consist of real estate holdings, rights to develop water and receivables from other related entities, while liabilities which consist primarily of various amounts payable to related entities.

The Company established lending facilities in 2017 to five of the partnerships for a collective maximum amount of $5.0 million to cover anticipated operating and capital expenditures. As of December 31, 2018, the total principal advanced under these notes was $4.7 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (7.50% at December 31, 2018) to 8.0% and matured on July 31, 2018. As such, the promissory notes are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and the related accrued interest receivable have been eliminated in consolidation in the accompanying consolidated financial statements.

Various appeals and legal claims have been filed by the prior owner of the entity interests and certain other limited partners of the partnerships. The Company continues to vigorously defend its position on these matters.

L’Auberge de Sonoma Hotel Fund

As of December 31, 2018 and 2017, the Hotel Fund sold Preferred Interests of $15.0 million and $0.7 million, respectively, which is included in non-controlling interests in the accompanying consolidated balance sheets, while the Company’s preferred interest in the Hotel Fund totals $1.7 million. The Hotel Fund made Preferred Distributions of $0.4 million and $0 during the years ended December 31, 2018 and 2017, respectively. Based on the structure of the Hotel Fund, our ability to direct the activities that that most significantly impact the economic performance of the Hotel Fund, and the risk of absorbing losses or rights to receive benefits that could be potentially significant to the Hotel Fund, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated and expect to continue to consolidate the Hotel Fund in our consolidated financial statements.

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

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of four valuation approaches (as applicable), or a combination of such approaches, in determining the fair value of the underlying collateral of each loan, REO held for sale and other REO asset: (i) the development approach, (ii) the income capitalization approach, (iii) the sales comparison approach, or (iv) the receipt of recent offers on specific properties.

In determining fair value, we have adopted applicable accounting guidance which establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This accounting guidance applies whenever other accounting standards require or permit fair value measurement.

Under applicable accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity, that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary, (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability, that is, they are motivated but not forced or otherwise compelled to do so.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the years ended December 31, 2018 and 2017, we performed both a macro analysis of market trends and economic estimates as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the years ended December 31, 2018 and 2017. We did, however, record an impairment loss of $0.2 million in 2018 pertaining to a fair value adjustment for an interest rate cap we acquired. In addition, we recorded net recoveries of prior investment and credit losses of $2.0 million and $6.5 million during the years ended December 31, 2018 and 2017, respectively, relating to the collection of cash, receivables and other assets from guarantors on certain legacy loans and insurance reimbursements. For the years ended December 31, 2018 and 2017, we recorded $0.6 million and $0.7 million, respectively, of impairment of real estate owned.

As of December 31, 2018 and 2017, the valuation allowance was $13.1 million and $12.7 million and represented 37.1% and 39.2%, respectively, of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance as a percentage of outstanding loan principal and accrued interest is attributed to the origination of a new performing loan 2018.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of December 31, 2018, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect our assessment of fair value as of December 31, 2018 and 2017 based on currently available data, we will continue to evaluate our loan and REO assets to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such evaluations may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

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

If we elected to change the disposition strategy for our operating properties, and such assets were classified as held for sale, we might be required to record additional impairment charges, although such amounts are not expected to be significant based on the previous impairment adjustments recorded. We recorded no impairment of our operating properties during the years ended December 31, 2018 and 2017. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2018.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have secured financing when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a remaining balance of $0.3 million at December 31, 2018. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the year ended December 31, 2018 totaled $1.0 million. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 28, 2019.

Land Purchase Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the purchase of certain real estate located in New Mexico at a purchase price of $6.8 million. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2% through December 31, 2017, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due upon the earlier of 1) December 31, 2019, or 2) sale of the underlying collateral property. The note may be prepaid in whole or in part without penalty. As of December 31, 2018, the full amount of the original principal balance of this note remains outstanding.

Special Assessment Obligation

As of December 31, 2018 and 2017, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $0.1 million.

The remaining special assessment obligations has an amortization period that extend through 2022, with annual interest rates ranging from 6% to 7.5% and are secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at December 31, 2018. We made principal payments of $28 thousand on this special assessment obligation during the year ended December 31, 2018. We made principal payments of $0.2 million on this and other special assessment obligations during the year ended December 31, 2017. During the year ended December 31, 2017, a portion of the related properties were sold. In conjunction with these sales, the buyer agreed to assume the remaining balance of these special assessment obligations.

Hotel Acquisition and Construction Loan

In connection with the acquisition of MacArthur Place, the Company borrowed $32.3 million from MidFirst Bank, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, $10.0 million was set aside to fund planned hotel improvements, and the balance to fund interest reserves and operating capital. The loan has an initial term of three years and, subject to certain conditions and the payment of certain fees, may be extended for two (2) one-year periods. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75% subject to certain adjustments. Subsequent to December 31, 2018, the MacArthur Loan was modified to, among other things, increase the total loan facility to $37.0 million, and increase our equity requirement from $17.4 million to $27.7 million, to correspond with an increased renovation budget.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place-related revenues. The Company has provided a construction completion guaranty with respect to the hotel improvement project. Such guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company has provided a loan repayment guaranty equal to 50.0% of the MacArthur Loan outstanding principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The Company’s preferred equity in the Hotel Fund is included as a component of equity with respect to the minimum tangible net worth covenant. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Hotel Fund Offering

In November 2017, the Company sponsored and commenced the offering of up to $25.0 million of Preferred Interests in the Hotel Fund. The Company made initial contributions of $17.8 million through December 31, 2018 for its common member interest in the Hotel Fund. The net proceeds of this offering are being used (i) to redeem the Company’s initial contributions to the Hotel Fund and (ii) to fund certain renovations to MacArthur Place. The Company is expected to retain a 10.0% Preferred Interest in the Fund. The Hotel Fund intends to pursue a liquidity event in approximately four to five years.

Purchasers of the Preferred Interests (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). If the Fund has insufficient operating cash flow to pay any or all of the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to fund the full payment of the Preferred Distribution for such month, such payments to be treated as an additional capital contribution by the Company. Upon the refinance or sale of all or a portion of the hotel, the Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to 12.0% on the Preferred Interests. We have sold Preferred Interests to unrelated outside investors totaling $15.0 million and $0.7 million through December 31, 2018 and 2017, respectively, and $21.0 million through March 29, 2019.

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

Under the Second Amended Certificate of Designation, we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B Preferred Stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. Further, certain actions, including breaching any of our material obligations to the holders of Series B Preferred Stock under the Second Amended Certificate of Designation, could require us to redeem the Series B Preferred Stock. In addition, some of our new financing arrangements may include other restrictions that limit our ability to secure additional financing.

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

In addition, our borrowings and equity issuances have allowed us the time and resources necessary to meet liquidity requirements, to dispose of assets in a reasonable manner and on terms that we believe are more favorable to us, and to help us continue to develop our investment strategy. While we have been successful in securing debt and equity financing to provide adequate funding for working capital purposes and have generated liquidity primarily through asset sales, there is no assurance that we will be successful in selling our remaining real estate assets at prices we seek in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.

The information in the following paragraphs constitutes forward-looking information and is subject to a number of risks and uncertainties, including those set forth under the heading entitled “Risk Factors,” which may cause our sources and requirements for liquidity to differ from these estimates. To the extent that the net proceeds from the sources of liquidity described below are not realized in the amount or time-frame anticipated, the shortfall would reduce the timing and amount of our ability to undertake and consummate the discretionary acquisition of target assets by a corresponding amount and might cause us to be in default of certain of our loan and other contractual obligations.

Requirements for Liquidity

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to preferred and/or common shareholders, distributions to non-controlling interests, to repurchase treasury stock, other costs and expenses, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our proceeds from the disposition of our existing REO assets held for sale, proceeds from borrowings and equity issuances, current cash, mezzanine and mortgage loan interest income, and revenues from ownership or management of hotels. To the extent there is a shortfall in available cash, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to use a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

At December 31, 2018, we had cash and cash equivalents of $25.5 million, as well as REO held for sale of $7.4 million and other REO assets of $33.7 million which, while not technically classified as held for sale, are generally available for sale. Subsequent to December 31, 2018 we made a construction draw on our MidFirst Loan in the amount of approximately $7.5 million for renovation costs at MacArthur Place, with an additional $8.5 million expected to be drawn upon before the end of the second quarter of 2019. As of March 29, 2019, we have sold approximately $21.0 million in Preferred Interests to unrelated outside investors in the Hotel Fund, and we expect to generate an additional $6.5 million in Hotel Fund offering proceeds during 2019 from outside investors.

Under the terms of our Second Amended Certificate of Designation, at any time after July 24, 2019, each holder of Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B-1 and B-2 Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment amount, the Redemption Price would presently be approximately $39.6 million. Subsequent to December 31, 2018, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to extend the redemption period for one additional year, or July 24, 2020, to allow the Company ample time to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase the Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock to 160% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends as of the date of redemption.

We believe that our resources, coupled with the extension of the Series Preferred Stock redemption period, will be sufficient to cover our liquidity needs over the next twelve months from the issuance date of this Annual Report. However, our ability to reasonably estimate the proceeds from REO assets held for sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate.

When our required cash uses are met, we expect to redeploy excess proceeds to acquire our target assets, which we expect will generate periodic liquidity from mortgage loan interest payments and cash flows from dispositions of these assets through sales. If we are unable to achieve our projected sources of liquidity from the sources anticipated above, we would be unable to purchase the desired level of target assets and it is unlikely that we would be able to meet our investment income projections.

For 2019, we expect to require $25.6 million to fund expected operating uses of cash, $26.5 million to fund expected investing uses of cash and $14.1 million to fund expected financing uses of cash. To the extent there is a shortfall in available cash to fund these uses, we would likely seek additional equity or debt capital, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or reduce general and administrative costs. To the extent that we have excess liquidity at our disposal, we expect to use such proceeds to make new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

In the future, we also may require liquidity for the following items that are excluded from the above amounts:

•	any required redemption of our Class C common stock or Series B Preferred Shares, and

•	special one-time dividends in respect of our Class B common stock.

Our 2019 projected cash requirements are described in further detail below.

Operating Properties Direct Expenses

We will require liquidity to pay costs and expenses relating to our ownership and operation of MacArthur Place. We anticipate total direct expenses for that operation to be $13.2 million for the year ending December 31, 2019. During the year ended December 31, 2018, we incurred operating expenses of $9.4 million. The anticipated increase is expected to coincide with the increase in related revenue following the completion of the on-going renovations.

Debt Service Payments

We will require liquidity to pay principal and interest on our borrowings, notes payable and special assessment obligations. We expect to repay existing loan principal during 2019 in the amount of $16.1 million relating to $10.2 million in Exchange Notes which mature in April 2019 and $5.9 million for our Land Purchase Financing debt which matures on December 31, 2019, which we expect will coincide with the sale of related collateral. We also expect to draw the remaining available balance under our MidFirst loan which will result in higher interest expense in 2019. Based on anticipated debt balances, we expect to pay interest costs of $2.9 million during 2019. During the year ended December 31, 2018, we repaid loan principal totaling $28 thousand and used cash for interest costs in the amount of $2.0 million.

Asset Management Carrying Costs, Maintenance and Development Costs for Non-Operating Real Estate Owned

We will require liquidity to pay costs and fees to preserve, protect and/or develop our real estate held for sale and development. Excluding our operating properties, based on our existing REO assets and anticipated dispositions, we expect to incur $0.2 million annually relating to the on-going operations and maintenance of such assets in 2019, a significant decrease from $0.6 million in 2018. However, the nature and extent of future costs for such properties depends on the timing of anticipated sales, the number of additional foreclosures and other factors.

During 2019, we also expect to incur development costs in the amount of $11.4 million in connection with the anticipated MacArthur Place renovation, capital improvement projects and other fixed asset purchases.

General and Administrative Operating Costs

We will require liquidity to pay our general and administrative costs including compensation and benefits, rent, insurance, utilities and other related costs of operations. For the year ending December 31, 2019, we anticipate our general and administrative expenses will be $6.7 million, or $0.5 million per month, a decrease from $8.8 million in 2018. The anticipated decrease relates to our projected corporate restructure as we seek to engage an external asset manager. We expect that the anticipated reduction in our general and administrative costs will be offset, in part, by asset management fees we may incur under terms of a management agreement yet to be executed.

Professional Fees

We expect professional fees will be $4.0 million in 2019, down slightly from $4.2 million in 2018.

Funding our Lending and Investment Activity

We require sufficient liquidity to acquire our target assets and fund mortgage loans. We anticipate that our existing cash coupled with our other liquidity sources described herein will be sufficient to fund the payment of our operating expenses, debt service payments, loan fundings and other projected capitalized costs. Any excess cash may be used to invest in our target assets, although our ability to reasonably estimate the amount and timing of any such investments is subject to several factors including, but not limited to, the timing and our ability to generate additional liquidity from the sale of our assets, the timing and our ability to identify, underwrite and fund new investments, and our ability to obtain additional capital.

Dividends and Distributions to Shareholders

Except for required preferred dividends, all dividends are made at the discretion of our board of directors and will depend on our earnings, our financial condition and other relevant factors. In February 2018, the Company issued shares of Series B-3 Preferred Stock for a total purchase price of 8.0 million which accrue dividends from the issue date and compound quarterly at the rate of 5.65% per year. Additionally in May 2018, the Company issued shares of Series A Redeemable Preferred Stock which accrue dividends from the issue date and compound quarterly at the rate of 7.5% per year. As a result, dividends payable in cash to Preferred Shareholders are expected to total $4.3 million in 2019, which exceeds the $2.5 million we paid to the Series B preferred shareholders and $1.2 million we incurred to the Series A preferred shareholder in 2018. The increase is attributed to the impact of a full year of preferred equity issuances that were made in 2018.

Tender Offer of Common Stock

In December 2018, the Company launched a tender offer to holders of our Class B and Class C common stock to purchase up to an aggregate of 500,000 shares at $2.00 per share. The tender offer was oversubscribed and in January 2019, the Company (subject to odd-lot priority purchases) purchased the tendered shares on a pro rata basis for $1.0 million.

Distributions to Non-controlling Interests

The Company may be required to fund certain distributions to Preferred Members in the Hotel Fund. We expect to distribute approximately $1.9 million to Preferred Members in the Hotel Fund in 2019, compared to $0.4 million in 2018. Also during 2018, we paid $1.1 million in distributions to the Lakeside non-controlling interests in connection with the sale of the joint venture’s real estate.

Distributions to non-controlling interests in the New Mexico partnerships are contingent upon the sale of the related assets.

Sources of Liquidity

We expect our primary sources of liquidity in 2019 to consist of our current cash balances, revenues we earn from MacArthur Place operations and mortgage investment activities, proceeds from equity issuances, proceeds from the Hotel Fund offering, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. In addition to these sources, we expect to generate additional cash from our guarantor enforcement activities. We also may address our liquidity needs by periodically pursuing lines of credit and other credit facilities.

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

Our 2019 projected cash sources are described in further detail below.

Cash and Cash Equivalents and Funds Held by Lender and Restricted Cash

At December 31, 2018, we had cash and cash equivalents of $25.5 million and restricted cash of $0.2 million.

Sale of Real Estate Owned and Loans

At December 31, 2018, we had REO held for sale of $7.4 million and other REO assets of $33.7 million which, while not technically classified as held for sale, are generally available for sale. We intend to actively market these assets for sale in 2019. Our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, legal proceedings relating to these assets, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate. As a result, we are unable to reasonably estimate the amount of proceeds from asset sales that we will generate in 2019. During the year ended December 31, 2018, we generated proceeds from asset sales in the amount of $8.7 million.

Revenues from Operating Properties

We anticipate that revenues from operating properties will increase to $14.4 million in 2019, up from $9.0 million for the year ended December 31, 2018, resulting from the completion of renovations at MacArthur Place and the anticipated increase in occupancy and related revenues.

Loan and Other Investment Income

We expect to realize investment income from loans we originate or purchase and from other investments which may come in the form of origination and modification fees, interest income, recognizable profit participation, and accretion of discounts on such investments, as applicable. The amounts and proportion of such income is dependent on the amount and timing of the deployment of our capital into our various target assets.

We expect to generate additional liquidity from the maturity of existing loans and from deployment of cash into income-producing investments during 2019.

Two of our current mortgage investments with principal balances totaling $15.3 million are scheduled to mature in 2019. However, our ability to reasonably estimate mortgage and investment income beyond that is dependent on multiple factors not all of which are within our control including, but not limited to, the timing and our ability to generate adequate liquidity from the sale of assets, the timing and our ability to identify, underwrite and fund new investments, and the ability to negotiate interest rates on loans or rates of return on investments.

Proceeds from Debt Issuance

We continue to seek financing to provide us with additional sources of funds to be used for working capital and investment activities. During the year ended December 31, 2017, the Company entered into a $32.3 million acquisition and construction loan agreement in connection with the purchase and renovation of MacArthur Place, which was modified and increased to $37.0 million subsequent to December 31, 2018. Due to equity requirements under that loan, no amounts were drawn in 2018. We expect to draw upon the available balance of that loan totaling $16.3 million in 2019 to fund planned renovations at the property and pay interest on the loan. We may also seek additional financing facilities in 2019 in pursuit of our business strategy.

Our ability to reasonably estimate total proceeds from debt issuance is dependent on multiple factors not all of which are within our control. As a result, we are unable to reasonably estimate the total amount of proceeds we will generate from debt issuance in 2019.

Proceeds from Guarantor Recoveries

We aggressively pursue enforcement action against borrowers and the related guarantors who have defaulted on their obligations to us. During the year ended December 31, 2018, we recorded recoveries of cash recoveries from guarantors of $2.0 million. Despite our ongoing enforcement activities, our ability to reasonably estimate guarantor recovery income is dependent on several factors, many of which are outside of our control including, but not limited to, the timing and our ability to obtain court approved judgments in our favor, the determination of whether the guarantor has sufficient assets to satisfy any or all of any judgments (if received), the value, and timing and our ability to secure collection of any assets. As a result, we are unable to reasonably estimate the amount of guarantor recovery income that we will generate in 2019.

Hotel Fund Raise

While the Company is targeting a $20.0 million to $25.0 million capital raise, our ability to reasonably estimate the actual amount of the raise is dependent on multiple factors many of which are outside of our control including, but not limited to, outside investor interest in the Hotel Fund, the timing and velocity at which funds can be raised.

Equity Issuances

On February 9, 2018, the Company issued 2,352,941 Series B-3 Preferred Stock to Chase Funding at a purchase price of $3.40 per share, for a total purchase price of 8.0 million. Additionally in May 2018, the Company issued 22,000 shares of Series A Redeemable Preferred Stock at $1,000 per share for a total purchase price of $22.0 million.

Cash Flows for the years ended December 31, 2018 and 2017

Cash Used In Operating Activities.

Cash used in operating activities was $14.7 million and $11.4 million for the years ended December 31, 2018 and 2017, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs. The increase in cash used in operating activities from 2017 to 2018 is primarily attributed to various changes in operating assets and liabilities.

Cash (Used In) Provided By Investing Activities.

Net cash (used in) provided by investing activities was $(11.0) million and $43.5 million for the years ended December 31, 2018 and 2017, respectively. The decrease in cash from investing activities is attributed primarily to significantly lower proceeds from sale of real estate owned, increased investments in operating properties and capitalized REO costs, as well as investments in mortgage investments. Proceeds received from the sale of REO assets and mortgage loans totaled $8.7 million and $104.9 million for the years ended December 31, 2018 and 2017, respectively. Mortgage loan funding totaled $3.0 million during the year ended December 31, 2018, compared to $19.3 million during the year ended December 31, 2017. Investments in operating properties totaled $16.7 million in 2018 while acquisitions of and capital investments in real estate owned amounted to $3.8 million of cash used in 2017 during the years ended December 31, 2018 and 2017, respectively.

Cash (Used In) Provided By Financing Activities.

Net cash (used in) provided by financing activities was $39.4 million and $(33.9) million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we repaid notes in the aggregate amount of $28.0 thousand compared to $50.4 million, during the same period in 2017. During year ended December 31, 2018, we received proceeds from issuance of preferred equity of $30.0 million and contributions from Hotel Fund investors of $14.3 million while in 2017 we raised no preferred equity, had contributions from Hotel Fund investors of $0.7 million with proceeds from notes payable of $19.4 million. We also made dividend payments of $3.4 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively.

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-K, a summary of our significant outstanding contractual obligations that existed at December 31, 2018 follows:

Preferred Stock Requirements

During the year ended December 31, 2014, the Company issued 8.2 million shares of the Company’s Series B-1 and B-2 Preferred Stock to the Series B Investors in exchange for $26.4 million. During the year ended December 31, 2018, the Company issued 2.35 million shares of the Company’s Series B-3 Preferred Stock in exchange for $8.0 million. Except for certain voting, transfer, dividend, and redemption rights, the rights and obligations of holders of the Series B Preferred Stock are substantially the same. The current holders of Series B Preferred Stock are collectively referred to herein as the “Series B Investors.”

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for Series B-1 and B-2 Preferred Stock and 5.65% for the Series B-3 Preferred Stock, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. For the years ended December 31, 2018 and 2017, we paid dividends on the Series B Preferred Stock of $2.5 million and $2.1 million for, respectively.

•
Redemption upon Demand. At any time after July 24, 2019 for the Series B-1 and B-2 Preferred Stock and after February 9, 2023 for the Series B-3 Preferred Stock, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock, and 145% of the sum of the original price per share of the Series B-3 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price for the Series B-1 and B-2 Stock would presently be $39.6 million, resulting in a redemption premium of $13.2 million, and the Redemption Price for the Series B-3 Preferred Stock would be $11.6 million for the Series B-3 Stock, resulting in a redemption premium of $3.6 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the preferred stock. During year ended December 31, 2018, we recorded amortization of the redemption premium of $2.7 million as a deemed dividend. Subsequent to December 31, 2017, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to extend the redemption period for an additional one year, from July 24, 2019 to July 24, 2020. In exchange for this extension, we agreed to increase Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock to 160% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends as of the date of redemption.

•
Required Liquidation. Under the Second Amended Certificate of Designation authorizing the Series B Preferred Stock, if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2019 for the Series B-1 and B-2 Preferred Stock and February 9, 2023 for the Series B-3 Preferred Stock, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price. Subsequent to December 31, 2018, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to extend the redemption period for an additional one year, from July 24, 2019 to July 24, 2020.

Juniper Capital Partners, LLC and JCP Realty

On July 24, 2014, the Company entered into a consulting services agreement (the “JCP Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of one of the Series B Investors and one of our directors, Jay Wolf, pursuant to which JCP has agreed to perform various services for the Company, including, but not limited to, advising the Company with respect to identifying, structuring, and analyzing investment opportunities, including assisting the Company to manage and liquidate assets, including non-performing assets. The initial term of the Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination is provided by either party. In 2017, the Company and JCP agreed to extend the term of the Consulting Agreement for successive one year periods provided that the annual base consulting fee would remain flat at $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors) and JCP would be entitled to receive a maximum 1.25% origination fee on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP, subject to reduced fee based on the increasing size of the loan or investment.

Under the terms of the Consulting Agreement, JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP, equal to 5.5%of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from the (ii) the gross sales proceeds from the sale of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the year ended December 31, 2018 and 2017, we incurred base consulting fees to JCP of $0.5 million and $0.5 million, respectively. JCP earned legacy fees of $0.2 million and $1.2 million during the years ended December 31, 2018 and 2017, respectively.

In light of the Company’s recent on-going negotiations with JIA to provide asset management services, it is anticipated that the Consulting Agreement will not be extended beyond its expiration in 2019.

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

During the year ended December 31, 2016, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships (which the Company began consolidating during the year ended December 31, 2018) to loan up to $0.7 million for the funding of various costs of such partnerships. During the year ended December 31, 2018, the notes were amended to increase the collective lending facility to a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of December 31, 2018, the total principal advanced under these notes was $4.7 million. The promissory notes earn interest at annual rates ranging from the JP Morgan Chase Prime rate plus 2.0% (7.50% at December 31, 2018) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable were eliminated in consolidation as of December 31, 2018.

Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt Guarantees
In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans had variable interest rates, which created exposure in the form of market risk due to interest rate changes. As of December 31, 2018, in connection with the MacArthur Loan, we agreed to provide a construction completion guaranty with respect to the hotel improvement project which will be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, we provided a loan repayment guaranty of 50% of the MacArthur Loan outstanding loan principal and accrued unpaid interest and hotel operating expenses, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant.

Office Lease
The Company’s current office lease term ends on September 30, 2022. The lease commits the Company to rents totaling $1.2 million over the five year term, net of certain concessions granted.
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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2018.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of December 31, 2018.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company, as a smaller reporting company under the rules of the SEC, is not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Bain Termination Agreement
The Employment Agreement between the Company and Mr. Bain, the Company’s Chairman of the Board and Chief Executive Officer, expires on July 24, 2019 (the “Expiration Date”). Since Mr. Bain intends to affiliate with Juniper Investment Advisors, an affiliate of Juniper Capital and Jay Wolf, one of the Company’s directors, which is entering into an asset management agreement with the Company, the Company and Mr. Bain have mutually agreed not to renew or extend Mr. Bain’s employment agreement. Accordingly, on April 11, 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain (the “Bain Termination Agreement”). The material terms of this agreement are summarized below.

1)
The Company and Mr. Bain agree that, effective on the Expiration Date, Mr. Bain’s employment with the Company will terminate and he will resign as an officer and director of the Company. Subsequent to the Expiration Date, the Company may engage Mr. Bain on a month-to-month basis as a consultant pursuant to a separate written agreement at a fee of $30,000 per month;

2)
Provided that Mr. Bain remains employed by the Company through the Expiration Date, he shall be entitled to receive bonus payments of $0.6 million for 2018 services and $0.35 million for 2019 services , respectively, to be paid no later than April 30, 2019 and March 31, 2020;

3)	The Company has agreed to pay Mr. Bain two payments of $0.25 million each by no later than each of January 31, 2020 and January 31, 2021;

4)
Mr. Bain will be entitled to receive a Legacy Asset Performance Fee (“LAPF”), as calculated in accordance with his current employment agreement, in connection with the disposition of the Company’s interests in the assets of the New Mexico Partnerships (the “New Mexico Assets”) provided that such disposition occurs prior to December 31, 2022. The parties agree that these are the only assets as to which Mr. Bain may be entitled to receive a LAPF following the Expiration Date;

5)
The Company agrees to enter into an agreement with an affiliate of Mr. Bain, ITH Consulting, LLC (“ITH”), pursuant to which ITH will assist the Company in selling the New Mexico Assets. The term of this agreement will commence on July 25, 2019 and terminate on the date of the sale of the New Mexico Assets or December 31, 2022, whichever is earlier. Under this agreement, ITH will be entitled to a fixed monthly fee of $5,000 plus expenses, and an incentive bonus if the net proceeds received by the Company meet certain thresholds and other requirements are met;

6)	The Company will cause any and all unvested equity awards and deferred compensation benefits granted to Mr. Bain to vest by no later than the Expiration Date;

7)	Mr. Bain has agreed to certain noncompetition and nonsolicitation covenants, cooperation covenants and certain other requirements.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Name	Age	Title
Lawrence D. Bain	69	Chief Executive Officer and Chairman of the Board of Directors
Jonathan T. Brohard	50	Executive Vice President, General Counsel and Secretary
Samuel J. Montes	52	Chief Financial Officer

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

Samuel J. Montes has served as our Chief Financial Officer since April 2016. Mr. Montes joined IMH in April 2007 and since that time has served in the various capacities of Controller, Director of Financial Reporting and Compliance, Vice President of Finance and Senior Vice President of Finance. Prior to joining IMH, Mr. Montes served as Senior Financial Analyst from September 2005 through March 2007 for Picerne Real Estate Group, a privately-owned, national real estate developer and manager of multi-family residential housing. From November 2004 through August 2005, Mr. Montes served as the Director of Finance for Childhelp USA, a national not-for-profit organization. Mr. Montes’ prior experience includes over 13 years with international public accounting firms, where he specialized in real estate, gaming and public sector clients. Mr. Montes has over 25 years of experience in finance and accounting, primarily in the real estate industry. Mr. Montes graduated from California State University of Los Angeles with a Bachelor of Science Degree in Business Administration with a focus in Accounting.

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

The financial statements of IMH Financial Corporation and the report of its independent registered public accounting firm, are filed herein as set forth under Item 8 of this Form 10-K.  All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements or notes thereto.

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

3.4.1*
Certificate of Amendment of Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock.

4.1	Certificate of Designation of Series A Senior Perpetual Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.2
Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

4.3
Second Amended and Restated Investment Agreement, dated as of May 31, 2018, by and among JPMorgan Chase Funding Inc., JCP Realty Partners, LLC, Juniper NVM, LLC, and the Company (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.4
Amended and Restated Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and JPMorgan Chase Funding Inc., dated February 9, 2018 (filed as Exhibit 4.1 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

4.5
Series A Senior Perpetual Preferred Stock Subscription Agreement by and between JPMorgan Chase Funding Inc. and the Company, dated as of May 31, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.6
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

10.28
Purchase and Sale Agreement by and between L’Auberge Newco, LLC and Orchards Newco, LLC and DiamondRock Acquisition, LLC dated February 22, 2017 (filed as Exhibit 10.29 to Current Report on Form 10-K filed on April 14, 2017 and incorporated herein by reference).

10.30
Preferred shares Series B-2 Purchase Agreement between SRE Monarch, LLC and Chase Funding dated April 11, 2017 (filed as Exhibit 10.32 to Current Report on Form 10-K filed on April 14, 2017 and incorporated herein by reference).

10.31
Investment Agreement between IMH Financial Corporation and Chase Funding dated April 11, 2017 (filed as Exhibit 10.31 to Current Report on Form 10-K filed on April 14, 2017 and incorporated herein by reference).

10.32	First Amendment to Consulting Services Agreement by and between IMH Financial Corporation and JCP Realty Advisors, LLC dated October 17, 2017 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	April 12, 2019	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	April 12, 2019
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	April 12, 2019
Samuel J. Montes	and Principal Accounting Officer)

/s/ Leigh Feuerstein	Director	April 12, 2019
Leigh Feuerstein

/s/ Andrew Fishleder, M.D.	Director	April 12, 2019
Andrew Fishleder, M.D.

/s/ Chad Parson	Director	April 12, 2019
Chad Parson

/s/ Michael M. Racy	Director	April 12, 2019
Michael M. Racy

/s/ Lori Wittman	Director	April 12, 2019
Lori Wittman

/s/ Jay Wolf	Director	April 12, 2019
Jay Wolf

Exhibit Index

Exhibit No.	Description of Document

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

3.4.1*
Certificate of Amendment of Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock.

4.1	Certificate of Designation of Series A Senior Perpetual Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.2
Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

4.3
Second Amended and Restated Investment Agreement, dated as of May 31, 2018, by and among JPMorgan Chase Funding Inc., JCP Realty Partners, LLC, Juniper NVM, LLC, and the Company (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.4
Amended and Restated Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and JPMorgan Chase Funding Inc., dated February 9, 2018 (filed as Exhibit 4.1 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

4.5
Series A Senior Perpetual Preferred Stock Subscription Agreement by and between JPMorgan Chase Funding Inc. and the Company, dated as of May 31, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.6
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

10.28
Purchase and Sale Agreement by and between L’Auberge Newco, LLC and Orchards Newco, LLC and DiamondRock Acquisition, LLC dated February 22, 2017 (filed as Exhibit 10.29 to Current Report on Form 10-K filed on April 14, 2017 and incorporated herein by reference).

10.30
Preferred shares Series B-2 Purchase Agreement between SRE Monarch, LLC and Chase Funding dated April 11, 2017 (filed as Exhibit 10.32 to Current Report on Form 10-K filed on April 14, 2017 and incorporated herein by reference).

10.31
Investment Agreement between IMH Financial Corporation and Chase Funding dated April 11, 2017 (filed as Exhibit 10.31 to Current Report on Form 10-K filed on April 14, 2017 and incorporated herein by reference).

10.32	First Amendment to Consulting Services Agreement by and between IMH Financial Corporation and JCP Realty Advisors, LLC dated October 17, 2017 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
IMH Financial Corporation
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Method Related to Revenue Recognition
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has changed its method of accounting for recognition of revenues and related disclosures in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
Phoenix, Arizona
April 12, 2019

IMH FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$25,452	$11,789
Funds held by lender and restricted cash	198	143
Mortgage loans, net	23,234	19,668
Real estate held for sale	7,418	5,853
Operating properties, net	33,866	20,484
Other real estate owned	33,727	38,304
Goodwill	15,357	15,380
Other intangibles, net	641	958
Other receivables	1,320	410
Other assets	2,033	899
Property and equipment, net	393	570
Total assets	$143,639	$114,458

LIABILITIES
Accounts payable and accrued expenses	$8,385	$7,904
Accrued property taxes	305	301
Dividends payable	857	539
Accrued interest	653	189
Customer deposits and funds held for others	552	750
Notes payable, net of discount	36,314	34,105
Total liabilities	47,066	43,788

Series B Redeemable convertible preferred stock, $.01 par value; 100,000,000 shares authorized; 10,552,941 and 8,200,000 shares outstanding; liquidation preference of $51,170 and $39,570 at December 31, 2018 and December 31, 2017, respectively	45,663	34,859
Series A redeemable preferred stock, 22,000 shares outstanding; liquidation preference of $22,000 at December 31, 2018	21,747	—

Commitments and contingencies (Note 17)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 18,596,774 and 18,079,522 shares issued at December 31, 2018 and 2017, respectively; 16,726,610 and 16,253,426 shares outstanding at December 31, 2018 and 2017, respectively	186	181
Less: Treasury stock, at cost, 1,870,164 and 1,826,096 shares at December 31, 2018 and 2017, respectively	(6,286)	(6,286)
Paid-in capital	708,523	714,889
Accumulated deficit	(692,876)	(679,535)
Total IMH Financial Corporation stockholders' equity	9,547	29,249
Non-controlling interests	19,616	6,562
Total stockholders' equity	29,163	35,811
Total liabilities and stockholders’ equity	$143,639	$114,458

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2018	2017
Revenues
Operating property revenue	$6,647	$3,682
Mortgage loan income, net	2,588	944
Management fees, investment and other income	426	1,248
Total revenue	9,661	5,874
Operating Expenses
Operating property direct expenses (exclusive of interest and depreciation)	9,024	4,309
Expenses for non-operating real estate owned	606	831
Professional fees	4,202	5,226
General and administrative expenses	8,816	8,958
Interest expense	3,122	2,073
Depreciation and amortization expense	1,195	395
Total operating expenses	26,965	21,792
Recovery of Credit Losses, Impairment, and Gain Disposal of Assets
Gain on disposal of assets	(3,938)	(3,851)
Recovery of credit losses	(1,968)	(6,461)
Impairment of real estate owned	581	744
Unrealized loss on derivatives	218	—
Loss from unconsolidated subsidiaries	—	239
Total Recovery, Impairment Charges and Gain on Disposal of Assets	(5,107)	(9,329)
Total costs and expenses	21,858	12,463
Loss from continuing operations, before provision for income tax	(12,197)	(6,589)
Income tax benefit, continuing operations	—	1,963
Loss from continuing operations, net of tax	(12,197)	(4,626)
Net Income attributable to discontinued operations, net of tax	—	3,071
Net Loss	(12,197)	(1,555)
Net (income) loss attributable to non-controlling interests	(1,144)	798
Cash dividends on Series B redeemable convertible preferred stock	(2,548)	(2,140)
Deemed dividend on Series B redeemable convertible preferred stock	(3,493)	(2,716)
Cash dividends on Series A redeemable preferred stock	(1,188)	—
Net Loss attributable to common shareholders	$(20,570)	$(5,613)
Income (Loss) per Common Share
Basic and diluted, continuing operations	$(1.23)	$(0.54)
Basic and diluted, discontinued operations	—	0.19
Net basic and diluted loss per share	$(1.23)	$(0.35)
Weighted average common shares outstanding - basic and diluted	16,703,866	16,188,250
 The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2018 and 2017
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	17,552,139	$176	1,629,818	$(5,948)	$718,911	$(678,778)	$34,361	$2,313	$36,674
Net loss	—	—	—	—	—	(757)	(757)	(798)	(1,555)
Increase in non-controlling interest due to VIE consolidation (Note 6)	—	—	—	—	—	—	—	6,509	6,509
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	725	725
Decrease in non-controlling interest due to profit participation	—	—	—	—	—	—	—	(1,537)	(1,537)
Decrease in non-controlling interest due to Lakeside JV member loans	—	—	—	—	—	—	—	(650)	(650)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(2,140)	—	(2,140)	—	(2,140)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(2,716)	—	(2,716)	—	(2,716)
Stock-based compensation	527,383	5	—	—	718	—	723	—	723
Treasury stock	—	—	196,278	(338)	116	—	(222)	—	(222)
Balance at December 31, 2017	18,079,522	181	1,826,096	(6,286)	714,889	(679,535)	29,249	6,562	35,811
Net income (loss)	—	—	—	—	—	(13,341)	(13,341)	1,144	(12,197)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	14,257	14,257
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(408)	(408)
Contributions to Hotel Fund capital costs	—	—	—	—	(90)	—	(90)	—	(90)
Profit participation distribution to non-controlling interests (Note 6)	—	—	—	—	—	—	—	(1,939)	(1,939)
Issuance of common stock warrant, net of cost accretion	—	—	—	—	532	—	532	—	532
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(2,548)	—	(2,548)	—	(2,548)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(3,493)	—	(3,493)	—	(3,493)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(1,188)	—	(1,188)	—	(1,188)
Stock-based compensation	517,252	5	—	—	421	—	426	—	426
Relinquishment of Class C common stock to treasury	—	—	44,068	—	—	—	—	—	—
Balance at December 31, 2018	18,596,774	$186	1,870,164	$(6,286)	$708,523	$(692,876)	$9,547	$19,616	$29,163
The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(12,197)	$(1,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method loss from unconsolidated entities	—	239
Stock-based compensation and option amortization	426	723
Stock-based compensation related to purchase of treasury stock	—	116
Gain on disposal of assets	(3,938)	(10,688)
Amortization of deferred financing costs	162	487
Depreciation and amortization expense	1,195	673
Accretion of mortgage income	(313)	(258)
Accretion of discount on note payable	963	832
Non-cash interest expense funded by loan draw	1,112	157
Other non-cash recovery of credit losses	—	(5,983)
Impairment of real estate owned	581	744
Unrealized loss on derivatives	218	—
Recovery of credit losses	(770)	—
Changes in operating assets and liabilities, net of business combination:
Accrued interest receivable	(253)	(181)
Other receivables	(155)	(621)
Other assets	(781)	1,222
Accrued property taxes	4	(47)
Accounts payable and accrued expenses	768	1,669
Customer deposits and funds held for others	(2,137)	1,621
Accrued interest	464	(510)
Total adjustments, net	(2,454)	(9,805)
Net cash used in operating activities	(14,651)	(11,360)

INVESTING ACTIVITIES
Proceeds from sale of real estate owned and operating properties and other assets	8,692	104,856
Purchases of property and equipment	(16)	(479)
Mortgage loan investment and fundings	(3,000)	(19,250)
Investment in unconsolidated entities	—	(1,810)
Purchase of business and related assets	—	(36,000)
Investment in real estate owned and other operating properties	(16,676)	(3,805)
Net cash (used in) provided by investing activities	(11,000)	43,512

FINANCING ACTIVITIES
Proceeds from notes payable	—	19,400
Debt issuance costs paid	—	(487)
Repayments of notes payable	(28)	(50,417)
Repayments of capital leases	—	(2)
Dividends paid	(3,417)	(2,140)

	Years Ended December 31,
	2018	2017
Purchase of treasury stock	—	(338)
Proceeds from Issuance of Preferred Equity	30,000	—
Equity issuance costs paid	(396)	—
Purchase of Interest rate cap	(548)	—
Loans made to non-controlling interests	—	(650)
Contribution of Hotel Fund capital costs	(90)	—
Contributions from Hotel Fund investors	14,257	725
Distributions to Hotel Fund investors	(408)	—
Net cash provided (used in) by financing activities	39,370	(33,909)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	13,719	(1,757)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	11,932	13,689
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$25,650	$11,932

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$422	$2,174
Cash paid for taxes	$16	$10
Non-Cash Investing and Financing Transactions:
Decrease in investment in unconsolidated entities due to consolidation of VIE’s (Note 6)	$—	$(4,031)
Decrease in mortgage loans due to consolidation of VIE’s (Note 6)	$—	$(399)
Decrease in other receivables due to consolidation of VIE’s (Note 6)	$—	$(2,166)
Increase in other real estate owned due to consolidation of VIE’s (Note 6)	$—	$18,105
Increase in other assets due to consolidation of VIE’s (Note 6)	$—	$1,143
Increase in accounts payable and accrued expenses due to consolidation of VIE’s (Note 6)	$—	$160
Increase in non-controlling interest due to consolidation of VIE’s (Note 6)	$—	$6,509
Dividends payable	$857	$539
Capital expenditures in accounts payable and accrued expenses	$1,770	$1,483
Capital lease and other liabilities assumed by buyer in sale of property	$—	$7,179
Decrease in non-controlling interests through profit participation	$(1,939)	$(1,537)
The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (together with its subsidiaries, the “Company”) is a real estate investment and finance company based in the southwestern United States engaged in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, servicing, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, hospitality assets, and other real estate assets, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through acquisition, foreclosure or other means.

Over the past several years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses in recent years. During the first half of the year ended December 31, 2017, our operating properties consisted of two hotels and restaurants located in Sedona, Arizona (“Sedona Hotels”) (sold in February 2017) and a golf course and restaurant operation located in Bullhead City, Arizona (sold in June 2017). In the fourth quarter of 2017, we purchased a 64-room operating hotel, spa and restaurant located in Sonoma, California, commonly known as MacArthur Place (“MacArthur Place”), which was our sole operating property during the year ended December 31, 2018. While our lending activities increased modestly in 2018 and 2017, our operating properties continued to drive the majority of Company revenues in fiscal 2018 and 2017.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (the “Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, (“SEC”). On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager, and converted into a Delaware corporation in a series of transactions that we refer to as the Conversion Transactions. Subsequent to December 31, 2018, the Company began to explore potential alternative management structures in an effort to reduce Company overhead, although no contracts have been executed.

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

The Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain loan and guarantor enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying consolidated financial statements while others were accounted for under the equity method of accounting in periods prior to September 30, 2017, based on the extent of the Company’s controlling financial interest in each such entity. During the year ended December 31, 2017, the Company consolidated those partnerships previously recorded under the equity method of accounting following the assignment

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

of certain controlling interests in those partnerships. See Note 6 for a further discussion of the effects of the consolidation, our equity investments and VIEs.

In accordance with the Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements-Discontinued Operations, a component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. While the Company intends to continue to remain active in the hospitality industry through the development and expansion of its hospitality management group during 2017 and through the pursuit of additional hotels to manage and/or acquire, the Company determined that the disposal of the Sedona hotels is required to be treated as discontinued operations accounting presentation under GAAP. As such, the historical financial results of the Sedona Hotels and the related income tax effects have been presented as net income (loss) from discontinued operations, net of tax, for all periods presented in the accompanying consolidated statements of operations.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

We require liquidity and capital resources for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, principal repayment and dividends to our preferred shareholders, as well as to acquire our target assets.

As of December 31, 2018, our accumulated deficit aggregated $692.9 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods.

Our liquidity plan has included obtaining outside financing, selling mortgage loans, and selling the majority of our legacy real estate assets. During the year ended December 31, 2018, we sold three REO assets, generating net cash of approximately $8.7 million after payment of closing expenses and related indebtedness.

In February 2018, the Company entered into a Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement with its largest shareholder, JPMorgan Chase Funding Inc. (“Chase Funding”), pursuant to which Chase Funding purchased 2,352,941 shares of our Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share, (the “Series B-3 Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. The Company is using the proceeds from the sale of these shares for general corporate purposes. Dividends on the Series B-3 Preferred Stock accrue at the rate of 5.65% per year, and are payable quarterly in arrears and have redemption period that ends in February 2023. In connection with this transaction, the Company issued a warrant to Chase Funding to acquire 600,000 shares of our common stock that is exercisable at any time on or after February 9, 2021 for a two (2) year period at an exercise price of $2.25 per share.

In addition, in May 2018, the Company entered into a Series A Senior Redeemable Preferred Stock Subscription Agreement with Chase Funding, pursuant to which Chase Funding purchased 22,000 shares of our Series A Senior Redeemable Preferred Stock, $0.01 par value per share, (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for a total purchase price of $22.0 million. Dividends on the Series A Preferred Stock are cumulative and accrue at the rate of 7.5% per year, payable quarterly in arrears on or before the last day of each calendar quarter.

In connection with the acquisition of the MacArthur Place in October 2017, the Company entered into a building loan agreement and related agreements (the “MacArthur Loan”) with MidFirst Bank in the amount of $32.3 million, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, $10.0 million was set aside to fund planned hotel improvements, and the balance was to fund interest reserves and operating capital. The Company began to undertake a significant renovation project of MacArthur Place in the fourth quarter of 2017 which remains in process and is scheduled for completion in the second quarter of 2019.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

The MacArthur Loan required the Company to fund minimum equity of $17.4 million. The Company has provided a loan repayment guaranty equal to 50% of the original MacArthur Loan along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of December 31, 2018. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement. As described in Note 20, the MacArthur Loan was modified subsequent to December 31, 2018 to increase the total facility to $37.0 million and establish certain additional reserve accounts of $2.0 million for the completion of certain renovation projects.

While the Company utilized its own equity and proceeds from the MacArthur Loan to fund the purchase of MacArthur Place, the Company sponsored and commenced an offering in November 2017 of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) of the L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”). The net proceeds of this offering are being used primarily to (i) reimburse the Company’s for its initial $17.8 million common investment in the Hotel Fund and (ii) fund certain renovations and operating losses at the hotel. The Hotel Fund has sold Preferred Interests in the aggregate amount of $15.0 million through December 31, 2018 and $21.0 million (unaudited) through April 12, 2019. Since the Company is deemed the primary beneficiary of and controls the Hotel Fund, we have consolidated this entity.

As of December 31, 2018, we had cash and cash equivalents of $25.5 million, REO assets held for sale with a carrying value of $7.4 million and other REO assets with a carrying value of $33.7 million that we seek to dispose of within the next 12 months. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

As described in Note 16, at any time after July 24, 2019, each holder of our Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock and all accrued and unpaid dividends as of the date of redemption. As of December 31, 2018, the aggregate Redemption Price for the Series B-1 and Series B-2 Preferred Stock would be approximately $39.6 million. As described in Note 20, subsequent to December 31, 2018, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to extend the redemption period for one year, or to July 24, 2020, to allow the Company additional time to attempt to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase the Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends to 160% plus all accrued and unpaid dividends.

As described in Note 9, the Company’s unsecured Exchange Offering notes (“EO Notes”) with a face value of $10.2 million are scheduled to mature on April 29, 2019. Such notes are expected to be repaid in full at maturity.

We expect our primary sources of liquidity over the next twelve months to consist of our proceeds from the disposition of our existing REO assets held for sale, proceeds from borrowings and equity issuances, current cash, mezzanine and mortgage loan interest income, and revenues from ownership or management of hotels. We believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate receiving from the disposition of our real estate held for sale, and debt and equity financing will be sufficient to allow us to fund our operations for a period of one year from the date these consolidated financial statements are issued.

While we have been successful in securing financing through December 31, 2018 and through the date of this filing to provide adequate funding and funding commitments for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets, receipts of principal and interest on mortgage and related investments, there is no assurance that we will be successful in selling our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our REO assets may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and assumptions used in preparation of the consolidated financial statements. Management makes significant estimates regarding the valuation allowance on mortgage loans, impairment of goodwill and intangible assets, the fair value and/or impairment of our real estate owned, operating property and financial instruments, the allocation of purchase price of business and real estate acquisitions, contingencies, stock-based instruments, and income taxes.

Variable Interest Entities

The Company invests in partnerships and joint ventures that may or may not qualify as “variable interest entities” or “VIEs.”
Generally, an entity is determined to be a VIE when either (i) the equity investors (if any) as a group, lack one or more of the essential characteristics of a controlling financial interest, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. The Company consolidates entities that are VIEs for which the Company is determined to be the primary beneficiary. The primary beneficiary is the entity that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities are also considered VIEs where the Company is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have “kick-out” rights or substantive participating rights. The Company reassesses whether it has a controlling financial interest in any such investments as circumstances warrant. For consolidated VIE’s, the net equity pertaining to unrelated equity owners is reported as non-controlling interests.

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

Non-controlling Interests

Non-controlling interests represent the portion of equity in the Company’s consolidated entities which is not attributable to the Company’s stockholders. Accordingly, non-controlling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying consolidated balance sheets. The net earnings (loss) allocated to such parties are reported in loss attributable to non-controlling interest income allocation in the accompanying consolidated statements of operations.

Comprehensive Income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items during the years ended December 31, 2018 and 2017. Accordingly, comprehensive income (loss) is equal to net income (loss) for those periods.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Cash and Cash Equivalents

Cash and cash equivalents are held in depository accounts with financial institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution or the FDIC or any other government agency. The company has never experienced any losses related to these balances. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Funds Held by Lender and Restricted Cash

Funds held by lender and restricted cash includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes and insurance. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$25,452	$11,789
Funds held by lender and restricted cash	198	143
Total cash, cash equivalents, and restricted cash	$25,650	$11,932

This balance includes property tax and insurance reserves for the MacArthur Loan totaling $0.2 million and $0.1 million at December 31, 2018 and 2017, respectively.

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

Operating Property Revenues

We identified the following performance obligations in connection with our hotel revenues, for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services:

• Cancellable room reservations or ancillary services are satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.
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

Management Fee Revenue Recognition

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

Unconsolidated Entities

The Company has held ownership interests in several entities that do not meet the criteria under GAAP for consolidation. For these entities, the Company utilizes the equity method of accounting and records the net income and losses from those unconsolidated entities, as applicable, in equity method income (loss) from unconsolidated entities in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, all entities have been consolidated.

Advertising and Marketing Costs

Advertising costs are charged to expense as incurred. For 2018 and 2017, our operations incurred advertising costs of $0.8 million and $0.3 million (of which $0.2 million is included as a component of discontinued operations in the consolidated statement of operations), respectively. Advertising costs related to operations are included in operating property direct expenses and general and administrative expense in the accompanying consolidated statements of operations.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Since certain loans in our loan portfolio are considered collateral dependent, the extent to which our loans are considered collectible, with consideration given to personal guarantees provided under such loans, is largely dependent on the fair value of the underlying collateral.

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

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. Loans that we seek to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable valuation allowance. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale. Loans held for sale are accounted for at the lower of cost or fair value on an individual basis. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are reported net of related principal and interest receivable in the consolidated balance sheets and are included in the provision for (recovery of) credit losses in the consolidated statements of operations.

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

Real Estate Held for Sale

Real estate held for sale consists primarily of assets that have been acquired in satisfaction of a loan receivable, such as in the case of foreclosure. When a loan is foreclosed upon and the underlying collateral is transferred to REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for sale at fair value less estimated costs to sell. We typically obtain a fair value report on REO assets within 90 days of the foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off against the valuation allowance.

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

Operating Properties

Operating properties consist of both operating assets acquired through foreclosure and operating assets that have been purchased by the Company, which the Company has elected to hold for on-going operations. At December 31, 2018, our sole operating property consisted of MacArthur Place, a hospitality property in Sonoma, California. During the year ended December 31, 2017, we sold our hospitality properties in Sedona, Arizona, and an 18-hole golf course and clubhouse in Bullhead City, Arizona.

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

Business Combinations

We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our consolidated financial statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as we incur them. See Note 11 Business Combination for additional information.

Goodwill

We assess goodwill for potential impairment in the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that we consider generally include macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any.

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

We test definite-lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate that we may not be able to recover the carrying value; for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also test recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect to complete the plan within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect the asset group will generate. If the comparison indicates that we will not be able to recover the carrying value of an asset group, we recognize an impairment loss for the amount by which the carrying value exceeds the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

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

Segment Reporting

Our operations are organized and managed according to a number of factors, including line of business categories and geographic locations. As our business has evolved from that of a lender to an owner/operator of various types of real properties, our reportable segments have also changed in order to more effectively manage and assess operating performance. As permitted under applicable accounting guidance, certain operations have been aggregated into operating segments having similar economic characteristics and products. The Company’s reportable segments include the following: Mortgage and REO-Legacy Portfolio and Other Operations, Hospitality and Entertainment Operations, and Corporate and Other.

Statement of Cash Flows

Changes in funds held by lender and restricted cash activity is reflected in cash flows from operating, investing or financing activities depending on the nature and use of such funds for those respective years.

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount is reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and is reasonably estimable, then the nature of the contingent liability and the estimated loss or range of loss, if determinable and material, is disclosed.

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

Series B Redeemable Convertible Preferred Stock

The Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock is convertible into common stock on a one-to-one basis, and, as of December 31, 2018, was redeemable five years from the issuance date at the option of the holder for a redemption price of 150% of the original purchase price of the preferred stock. The Company’s Series B-3 Cumulative Convertible Preferred Stock is convertible into shares of common stock on a one-to-one basis, and are redeemable five years from the issuance date at the option of the holder for a redemption price equal to of the greater of (i) 145% of the original Series B-3 Preferred Stock Shares purchase price or (ii) tangible net book value per share of Series B-3 Preferred Stock at redemption. The Company’s Series B Preferred Stock is reported in the mezzanine equity section of the accompanying consolidated balance sheet.  Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. The Company is required to assess whether the preferred stock is redeemable at each reporting period. As described in Note 20, subsequent to December 31, 2018, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to defer the redemption period for one year, or July 24, 2020, to allow the Company ample time to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase redemption price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock to 160%.

A roll forward of the balance of Series B Redeemable Convertible Preferred Stock for the years ended December 31, 2018 and 2017 is as follows (in thousands):

Balance at December 31, 2016	$32,143
Deemed dividend on redeemable convertible preferred stock	2,716
Balance at December 31, 2017	34,859
Issuance of redeemable convertible preferred stock, less issuance costs and warrant	7,311
Deemed dividend on redeemable convertible preferred stock	3,493
Balance at December 31, 2018	$45,663

Series A Redeemable Preferred Stock

As described in Note 16, the Company issued 22,000 shares of Series A Preferred Stock to Chase Funding during the year ended December 31, 2018. While the Series A Preferred Stock ranks senior to all other classes or series of shares of preferred or common stock, it does not have voting rights, is not convertible to common stock and has no stated redemption date. After five years, the holder of these shares has put rights to require the Company to redeem all of the shares at the redemption price. However, since the Series A Preferred Stock maintains characteristics of both debt and equity as of the reporting date, it has been presented in the mezzanine equity section of the accompanying consolidated balance sheets in accordance with GAAP.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

A roll forward of the balance of Series A Redeemable Preferred Stock for the year ended December 31, 2018 is as follows (in thousands):

Balance at December 31, 2017	$—
Issuance of redeemable preferred stock, less issuance costs	22,000
Less issuance costs, net of accretion	(253)
Balance at December 31, 2018	$21,747

Derivative Instruments and Hedging

We occasionally use interest rate derivatives to mitigate our risks against rising variable interest rate debts. Our interest rate derivatives currently consist of one interest rate cap which is not designated as a hedge. As such, this derivative is recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives are reported as other assets in the accompanying consolidated balance sheets. Changes in the fair value of interest rate derivatives are recognized in earnings as unrealized gain (loss) on derivatives in the accompanying consolidated statements of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted the requirements of ASU 2016-18 which resulted in a change in the presentation of the statement of cash flows. The Company’s statement of cash flows for the year ended December 31, 2017 has been retroactively restated for the effect of adopting this ASU, adding approximately $2.2 million of cash, cash equivalents, and restricted cash at the beginning of the period as of January 1, 2017 and approximately $0.01 million of cash, cash equivalents, and restricted cash to the end of the period as of December 31, 2017. The reclassification resulted in an increase to cash, cash equivalents, and restricted cash used in operating activities by $2.0 million and a decrease to cash, cash equivalents, and restricted cash provided by investing activities by $0.1 million.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  This ASU codifies existing SEC guidance contained in SEC Staff Accounting Bulletin No. 118 (SAB 118), which expresses the view of the staff regarding application of existing guidance for the accounting for income taxes as it relates to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) which was signed into law in the fourth quarter of 2017. In accordance with ASU 2018-05, the Company has recorded the accounting impacts of the Tax Act, including the transition tax, deferred tax remeasurements, and other items, due to the uncertainty regarding how these provisions are to be implemented and additional anticipated forthcoming guidance. Management has completed the analysis of the impacts of the Tax Act and we adopted ASU 2018-05, which had no impact to the consolidated financial statements during 2018.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception, (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the option transition method. The Company is taking advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases. There will be an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, as well as new quantitative and

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

qualitative disclosure requirements on all of the Company’s lease obligations. The Company expects the right of use asset to approximate the present value of the remaining lease payments as noted in Note 14 to the Consolidated Financial Statements. The recognition of lease expense is expected to be similar to the Company’s current methodology.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders' equity will be included in its Form 10-Q for the first quarter of fiscal year 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASU 2016-13). The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. We have not yet determined the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements and related disclosures.

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

The Company derives hotel revenues from our hotels in Sonoma, California, acquired in October 2017 and Sedona Arizona, which was sold in the first quarter of 2017. Also, in 2017, our golf revenues were generated from our Laughlin Ranch golf and restaurant operation, which sold in June 2017. Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.

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

Following is a breakdown of revenue by source (in thousands):

	December 31,
	2018	2017
Operating property revenue
Rooms	$3,748	$1,017
Food and beverage	1,641	926
Golf range fees	—	820
Banquet	346	339
Spa and fitness center	635	370
Other	277	210
Total operating property revenue	6,647	3,682
Mortgage loan income, net	2,588	944
Management fees, investment and other income	426	1,248
Total revenue	$9,661	$5,874

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET

Lending Activities

During the year ended December 31, 2018, the Company originated two new loans. The first loan is a $13.1 million construction loan bearing annual interest at 8.5% plus one-month LIBOR, with an original maturity date of July 18, 2020 and a six-month extension option. As of December 31, 2018, the Company had not yet advanced any loan funds pending the borrower’s obligation to meet certain minimum equity requirements. The loan is collateralized by a first lien security interest in certain real and personal property and related improvements thereon located in Phoenix, Arizona. The second loan origination was a mortgage loan for $3.0 million bearing annual interest at 6% plus one-month LIBOR (subject to an 8% interest rate floor), and an exit fee equal to 1% of the principal balance. The loan is collateralized by a first lien security interest in a residential unit located in New York, NY. The loan provides for interest only payments payable monthly during the initial twelve month term with a balloon payment due upon maturity. The borrower has an option to extend the loan by six months.

During the year ended December 31, 2017, the Company purchased two mezzanine loans in the aggregate face amount of $19.9 million from an affiliate of Chase Funding, for $19.3 million. Each loan is collateralized by a pledge of 100% of the equity interests in the entity owning the underlying property. The first loan has an annual interest rate of 9.75% plus one-month LIBOR (12.26% at December 31, 2018) and an original maturity date of September 9, 2016 with three one-year extensions. The borrower exercised the first two extension options to extend the maturity date to September 9, 2018, but is now in default status due to its inability to meet certain restrictive covenants. This investment is not considered impaired since the fair value of the underlying collateral was deemed to exceed the carrying value of the loan which has a carrying value of $7.9 million as of December 31, 2018. The second loan has a maturity date of October 9, 2019 with three one-year extensions, and bears an annual interest rate of 7.25% plus one-month LIBOR (9.71% at December 31, 2018). The respective discount for each loan is being amortized over the term of that loan using the effective interest method.

A roll-forward of loan activity for the years ended December 31, 2018 and 2017 follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance at December 31, 2016	$12,601	$459	$(12,682)	$378
Additions:
Mortgage loan purchased	19,875	—	—	19,875
Accretion of mortgage income	258	—	—	258
Accrued interest revenue	—	686	—	686
Reductions:
Principal and interest repayments	—	(495)	—	(495)
Elimination of loan upon consolidation	(289)	(120)	—	(409)
Mortgage loan discount	(625)	—	—	(625)
Balance at December 31, 2017	31,820	530	(12,682)	19,668
Additions:
Mortgage loan originated	3,000	—	—	3,000
Accretion of mortgage income	748	—	(381)	367
Accretion of origination fees	16	—	—	16
Accrued interest revenue	—	2,190	—	2,190
Reductions:	—
Mortgage loan origination fee	(70)	—	—	(70)
Interest repayments	—	(1,937)	—	(1,937)
Balance at December 31, 2018	$35,514	$783	$(13,063)	$23,234

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET - continued

As of December 31, 2018, the Company had six loans outstanding with an aggregate average principal and interest balance of $6.0 million. Two of these loans were performing loans with an average outstanding principal and accrued interest balance of $7.7 million, bearing a weighted average interest rate of 9.4% as of December 31, 2018. As of December 31, 2017, the Company had four loans outstanding with an aggregate average principal and interest balance of $8.1 million, two of which were performing with an outstanding principal and accrued interest balance of $10.0 million and bearing an interest rate of 9.7%. As of December 31, 2018, the Company had three non-performing loans, two of which have been fully reserved and have a zero carrying value. During the year ended December 31, 2018, one of our loans entered default status upon its maturity, although it was not considered impaired since the fair value of the underlying collateral was deemed to exceed the carrying value of the loan which has a reserve of $0.4 million and a carrying value of $7.9 million as of December 31, 2018. As of December 31, 2017, two non-performing loans have been fully reserved and have a zero carrying value. During the years ended December 31, 2018 and 2017, we recorded mortgage interest income of $2.6 million and $0.9 million, respectively. As of December 31, 2018 and 2017, the valuation allowance was $13.1 million and $12.7 million, respectively and represented 37.11% and 39.20%, respectively, of the total outstanding loan principal and accrued interest balances.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in various states, as presented below. As of December 31, 2018 and 2017, the geographical concentration of our loan balances by state was as follows (dollar amounts in thousands):

	December 31, 2018					December 31, 2017
	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#
California	$12,682	$(12,682)	$—	34.9%	2	$12,682	$(12,682)	$—	39.2%	2
Missouri	8,317	(381)	7,936	22.9%	1	7,329	—	7,329	22.7%	1
Texas	12,298	—	12,298	33.9%	1	12,339	—	12,339	38.1%	1
New York	3,000	—	3,000	8.3%	1	—	—	—	—%	—
Arizona	—	—	—	—%	1	—	—	—	—%	—
Total	$36,297	$(13,063)	$23,234	100.0%	6	$32,350	$(12,682)	$19,668	100.0%	4

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate and one-month LIBOR. As of December 31, 2018 and 2017, the Prime Rate was 5.5% and 4.5%, respectively. As of December 31, 2018 and December 31, 2017, the one-month LIBOR was 2.5% and 1.6%, respectively.

As of December 31, 2018, we had six loans with principal and interest balances totaling $36.3 million and interest rates ranging from 9.7% to 18.0%. Of this total, three loans with principal and interest balances totaling $20.6 million and a weighted average interest rate of 12.1% were non-performing loans, of which two were fully reserved and one is reserved for $0.4 million, while three loans with principal and interest balances totaling $15.4 million and a weighted average interest rate of 9.4% were performing.

As of December 31, 2017, we had four loans with principal and interest balances totaling $32.4 million and interest rates ranging from 8.7% to 12.0%. Of this total, two loans with principal and interest balances totaling $12.7 million and a weighted average interest rate of 12.0% were non-performing loans and fully reserved, while two loan with principal and interest balances totaling $19.7 million and an interest rate of 9.7% was performing.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balances of mortgage investments, net of the valuation allowance, as of December 31, 2018 and 2017, have scheduled maturity dates within the next several quarters as follows (dollar amounts in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET - continued

December 31, 2018
Quarter	Outstanding Balance	Percent	#
Matured	$20,999	57.9%	3
Q4 2019	15,298	42.1%	3
Total principal and interest	36,297	100.0%	6
Less: valuation allowance	(13,063)
Mortgage loans, net	$23,234

December 31, 2017
Quarter	Outstanding Balance	Percent	#
Matured	$12,682	38.8%	2
Q3 2018	7,696	23.5%	1
Q4 2019	12,339	37.7%	1
Total principal and interest	32,717	100.0%	4
Less: purchase discount, net of accumulated amortization	(367)
Less: valuation allowance	(12,682)
Mortgage loans, net	$19,668

From time to time, we may modify certain terms of a loan or extend a loan’s maturity date in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured. We did not modify any loans during the years ended December 31, 2018 or 2017.

We do not expect payoffs to materialize for nonperforming loans past their maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

There were no mortgage loan payoffs during the years ended December 31, 2018 or 2017.

Summary of Existing Loans in Default

During the year ended December 31, 2018, one of our loans entered default status upon its maturity, although it was not considered impaired since the fair value of the underlying collateral was deemed to exceed the carrying value of the loan which has a carrying value of $7.9 million as of December 31, 2018.

At December 31, 2018, three of our loans were in default and past their respective scheduled maturity dates with outstanding principal and interest balances totaling $20.6 million, less a valuation allowance of $13.1 million for a carrying value of $7.9 million. We are evaluating the best course of action with respect to the loans in default which could lead to foreclosure or other disposition, but we have not completed foreclosure on any such loans during the year ended December 31, 2018. The timing of foreclosure on these defaulted loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, the nature and extent of other liens secured by the underlying real estate. At December 31, 2017, two of our loans were in default and past their respective scheduled maturity dates with outstanding principal and interest balances totaling and $12.7 million and were fully reserved.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET - continued

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2018 and 2017, respectively, loan principal and interest balances by concentration category (dollars in thousands):

	December 31, 2018			December 31, 2017
	Amount	%	#	Amount	%	#
Entitled Land	$12,682	34.9%	3	$12,682	39.2%	2
Existing structure	23,615	65.1%	3	19,668	60.8%	2
Total	36,297	100.0%	6	32,350	100.0%	4
Less: Valuation allowance	(13,063)			(12,682)
Mortgage loans, net	$23,234			$19,668

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

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2018 and 2017, respectively, outstanding principal and interest loan balances by expected end-use of the underlying collateral, were as follows (dollars in thousands):

	December 31, 2018			December 31, 2017
	Amount	%	#	Amount	%	#
Residential	$13,063	36.0%	3	$12,682	39.2%	2
Commercial	23,234	64.0%	3	19,668	60.8%	2
Total	36,297	100.0%	6	32,350	100.0%	4
Less: valuation allowance	(13,063)			(12,682)
Net carrying value	$23,234			$19,668

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

As of December 31, 2018, we have six outstanding loans, two of which are performing loans, and which aggregate principal and interest carrying value totaled $15.4 million, which represents 66% of our total loan portfolio net carrying value. As of December 31, 2017, we had four outstanding loans, two of which were performing loans whose aggregate principal and interest carrying value totaled $19.7 million, representing 100% of our total loan portfolio net carrying value. Due to the limited size of our mortgage portfolio, during the year ended December 31, 2018, three individual loans with aggregate principal balances totaling $22.9 million collectively accounted for substantially all of total mortgage income for the year. Similarly, during the year ended December 31, 2017, three individual loans with average aggregate principal balances totaling $19.5 million accounted for substantially all of total mortgage loan income for the year.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

As of December 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million were held for sale, $33.9 million were held as operating properties, and $33.7 million were classified as other real estate owned. At December 31, 2017, we held total REO assets of $64.6 million, of which $5.9 million was held for sale, $20.5 million were held as operating properties and $38.3 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of December 31, 2018 and 2017, respectively, by method of acquisition, is as follows (in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Real Estate Held for Sale	$7,418	$1,459	$—	$4,394	$—	$—	$7,418	$5,853
Operating Properties	—	—	34,550	20,655	(684)	(171)	33,866	20,484
Other Real Estate Owned	33,727	30,251	—	8,053	—	—	33,727	38,304
Total	$41,145	$31,710	$34,550	$33,102	$(684)	$(171)	$75,011	$64,641

A summary of operating properties and REO assets owned as of December 31, 2018 and 2017, respectively, by state, is as follows (dollars in thousands):

	December 31, 2018
	Operating Properties		Held For Sale		Other Real Estate Owned		Total
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	1	$33,866	1	$137	1	$252	3	$34,255
Texas	—	—	1	2,761	1	216	2	2,977
Arizona	—	—	4	2,988	—	—	4	2,988
Minnesota	—	—	2	1,532	—	—	2	1,532
New Mexico	—	—	—	—	5	33,259	5	33,259
Total	1	$33,866	8	$7,418	7	$33,727	16	$75,011

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

	December 31, 2017
	Operating Properties		Held For Sale		Other REO		Total
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	1	$20,484	—	$—	2	$389	3	$20,873
Texas	—	—	—	—	2	3,557	2	3,557
Arizona	—	—	—	—	5	3,030	5	3,030
Minnesota	—	—	1	1,473	1	149	2	1,622
Utah	—	—	1	4,380	—	—	1	4,380
New Mexico	—	—	—	—	5	31,179	5	31,179
Total	1	$20,484	2	$5,853	15	$38,304	18	$64,641

Following is a roll-forward of REO activity for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Operating Properties	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balances at December 31, 2016	$88,734	2	$17,837	10	$15,501	7	$122,072
Additions:
Capital costs additions	1,673	—	1,009	—	1,123	—	3,805
REO acquired through purchase	19,630	1	—	—	—	—	19,630
Consolidation of Lakeside JV	—	—	—	—	4,062	1	4,062
Consolidation of New Mexico partnerships	—	—	—	—	18,105	7	18,105
Transfer	—	—	(641)	(2)	641	4	—
Reductions:
Cost of properties sold	—	—	(12,152)	(6)	(584)	(4)	(12,736)
Discontinued operations	(89,105)	(2)	—	—	—	—	(89,105)
Impairment	—	—	(200)	—	(544)	—	(744)
Depreciation and amortization	(448)	—	—	—	—	—	(448)
Balances at December 31, 2017	20,484	1	5,853	2	38,304	15	64,641
Additions:
Capital costs additions	14,066	—	243	—	2,080	—	16,389
Transfer	—	—	6,657	8	(6,657)	(8)	—
Reductions:
Cost of properties sold	—	—	(4,754)	(2)	—	—	(4,754)
Depreciation and amortization	(684)	—	—	—	—	—	(684)
Impairment of real estate owned	—	—	(581)	—	—	—	(581)
Balances at December 31, 2018	$33,866	1	$7,418	8	$33,727	7	$75,011

In October 2017, the Company, through the Hotel Fund, acquired MacArthur Place for a purchase price of $36.0 million. The purchase price was allocated to applicable tangible and intangible assets and liabilities based on their relative fair value, with the excess attributed to goodwill. Of the $36.0 million purchase price, $19.6 million was allocated to operating properties. Since we are deemed to be the primary beneficiary and maintain control of the Hotel Fund, we have consolidated this entity in accordance with GAAP.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

During 2017, we acquired the remaining interest of Park City Development, LLC. Following the acquisition of that interest, we were deemed to be the primary beneficiary and obtained control of the entity and changed our accounting for the investment from an unconsolidated equity method investment to a consolidated investment, at which time we recorded the gross values of related real estate, other assets and liabilities. During the year ended December 31, 2018, the Company sold the Lakeside JV real estate assets for $8.2 million, resulting in a total gain on sale of $3.5 million of which $0.9 million of gain was allocated to non-controlling interests in the Lakeside JV.

During 2017, we obtained control over various interests in which we were deemed to be the primary beneficiary in a group of seven partnerships with real estate assets located in New Mexico (collectively referred to as the “New Mexico Partnerships”), which were previously accounted for under the equity method of accounting. As a result, we consolidated the New Mexico Partnerships in 2017 and recorded the related assets, liabilities and non-controlling interests on a gross basis at their estimated fair values.

REO Sales

We have developed formal plans to actively market REO assets designated as held for sale with the expectation that they will sell within a 12 month time frame as of the reporting date. We seek to dispose of the majority of our other REO assets but those assets did not meet one or more of the GAAP criteria in order to be classified as held for sale as of the reporting date (for example, not presently listed with a broker). We are also periodically approached on an unsolicited basis by third parties expressing an interest in purchasing REO assets that may not be classified as held for sale.

During the year ended December 31, 2018, the Company sold REO from 2 projects (in whole or portions thereof), for $8.7 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $3.9 million. During the year ended December 31, 2017, the Company sold REO from 10 projects (or portions thereof) for $104.9 million (net of transaction costs and other non-cash adjustments), resulting in a total net gain of $10.7 million of which $6.8 million is included as a component of discontinued operations in the consolidated statement of operations.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying consolidated statements of operations. For the years ended December 31, 2018 and 2017, these costs and expenses were $9.6 million and $9.2 million ($4.0 million of which is included in loss from discontinued operations), respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $16.7 million and $3.8 million for the years ended December 31, 2018 and 2017, respectively.

REO Valuation Considerations

Our fair value assessment procedures are more fully described in Note 8. Certain properties are expected to have minimal development activity until a decision is made whether or not to sell the property. The undiscounted cash flow from these properties is based on current comparable sales for the asset in its current condition, less costs to sell and holding costs. Other properties are expected to be developed more extensively to maximize sale proceeds. The undiscounted cash flow from these properties are based on a build-out scenario that considers both the cash inflows and the cash outflows over the duration of the development, which often includes an estimate for required financing.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

Based on our assessment of impairment on our REO assets held for sale and other REO assets, we recorded impairment charges of $0.6 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

Reclassification of Assets from Operating Properties to REO Held for Sale

In the first quarter of 2017, we reclassified our two Sedona hotels from operating properties to REO held for sale as a result of management’s decision and actions to dispose of such assets. The properties were sold in February 2017. The operations and gain on sale of the Sedona hotels is reported as discontinued operations in the accompanying consolidated financial statements. See Note 19, Discontinued Operations, for additional information.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  — INVESTMENTS IN JOINT VENTURES AND PARTNERSHIPS
Park City, Utah Lakeside Investment

During 2015, the Company, through a consolidated subsidiary, Lakeside DV Holdings, LLC (“Lakeside JV”), entered into a joint venture with a third party developer, Park City Development, LLC (“PCD”) for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). Under the Lakeside JV limited liability company agreement, the Company agreed to contribute up to $4.2 million for a 90% interest and PCD agreed to contribute up to $0.5 million for a 10% interest. Equity balances in Lakeside JV were subject to a 12% preferred return, compounded quarterly. PCD’s principal provided a limited performance guaranty to the Company in the case of certain defaults by PCD. In January 2017, the Company purchased PCD’s 10% interest in Lakeside JV for $0.7 million and terminated PCD as manager. Upon purchase of PCD’s interest, Lakeside JV became a consolidated entity of the Company in the first quarter of 2017. Upon formation of Lakeside JV, the Company syndicated $1.7 million of its $4.2 million investment to several investors (“Syndicates”) by selling preferred equity interests in Lakeside JV.

During the year ended December 31, 2018, the Company sold the real estate holdings of Lakeside JV for a gross price $8.2 million resulting in a gain on sale of $3.5 million. A net cash distribution in the amount of $1.9 million was paid to the Syndicates of the Lakeside JV, comprised of their return of capital and allocation of profits, less repayment of promissory notes described above and interest thereon. In connection with the sale of the real estate assets, the Lakeside JV negotiated to retain a 50% interest in anticipated tax increment financing (“TIF”) to be paid by Wasatch County, Utah. Collection of such proceeds is contingent upon the development of the related real estate which has yet to occur. Accordingly, we have not recorded amounts that may be receivable under this arrangement until such time that those contingencies are satisfied.

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

The consolidation of the aforementioned entities occurred as a result of the termination of a court-appointed receivership over the corporate entities which maintained the general partner interests and thereby controlled the activities of such entities through that date. During the year ended December 31, 2017, the receiver assigned and delivered to the Company the stock certificates of the corporate entities, including the underlying interest in partnerships. As a result, as of that date, the Company received full possession, custody and control of its awarded interests in the corporate entities and related interest in partnerships. The Company’s ownership interests in the consolidated entities range from 3.4% to 100.0% and were determined to be variable interest entities. The Company determined the partnerships are deemed to be variable interest entities and that through its general and limited partnership interests, the Company is the primary beneficiary of such entities because 1) it has the power to direct the activities of the entities that most significantly impact the economic performance of such entities, and 2) with the financial assistance provided to such entities, the Company has the risk of absorbing losses or rights to receive benefits that could be potentially significant to the entities; as such, they should be consolidated. Intercompany receivables and liabilities have been eliminated in consolidation in the accompanying consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS - continued

In April 2017, the court-appointed receiver over the general partner of one of the partnerships (Recorp New Mexico Limited Partnership LLC (“RNMA I”)) made a capital call to all partners to fund various operating and capital requirements of the partnership. While the Company met its obligation under this request, none of the remaining partners did so, at which point the Company funded those portions as well. As a result of their failure to make the required capital contributions, the general partner declared that all of the limited partners were in default under the terms of the partnership agreement and assigned the limited partnership interests to the Company’s limited partner subsidiary. We have recorded the effects of the ownership of those additional limited partnership interests upon consolidation. As described in Note 17, the transfer of certain of those limited partnership interests is the subject of litigation by one of the RNMA I partners.

Financial data presented for previous periods have not been restated to reflect the consolidation of the entities. The assets and liabilities of the newly consolidated entities were recorded at their estimated fair values. As a result of the assignment of the corporate entity and related general partnership interests and recording of assets and liabilities at fair value for the affected entities, and after elimination of intercompany balances, during the year ended December 31, 2017, the Company recorded the elimination of the investment in unconsolidated entities of $4.0 million, and recorded a decrease in mortgage loans of $0.4 million, a decrease in other receivables of $2.4 million, an increase in other real estate owned of $17.8 million, an increase in other assets of $1.1 million, an increase in liabilities of $0.2 million, and non-controlling interests of $6.5 million at consolidation. In addition, the Company recorded net recovery income of $6.1 million upon consolidation during 2017.

In 2016, a subsidiary of the Company entered into a series of promissory notes and related agreements with five of the partnerships to advance a total of up to $0.7 million for the purposes of funding various operating costs and water well infrastructure development costs. The partnership notes are secured by the assets of the respective partnerships, bear annual interest rates ranging from the JP Morgan Chase prime rate plus 2.0% (7.50% at December 31, 2018) to 8.0% and mature no later than July 31, 2018. During the year ended December 31, 2017, the notes were amended to increase the maximum loan amount to $1.0 million per entity, or $5.0 million in total, and to cross-collateralize the notes. During the year ended December 31, 2018, a total of $4.3 million was advanced to the five partnerships under the terms of the note agreements. The outstanding principal and interest of such notes totaled $5.0 million as of December 31, 2018. As a result of the consolidation of the related entities, the notes receivable and notes payable and related interest amounts have been eliminated in consolidation.

The Company’s consolidated financial statements include the assets, liabilities and results of operations of VIEs for which the Company is deemed to be the primary beneficiary. The interests of the other VIE equity holders are reflected in net income (loss) attributable to non-controlling interests in the accompanying consolidated statements of operations and non-controlling interest in the accompanying consolidated balance sheets.

L’Auberge de Sonoma Hotel Fund

As described in Note 11, in October 2017, the Company, through various subsidiaries, acquired MacArthur Place for a purchase price of $36.0 million. The acquisition of MacArthur Place was funded using $19.4 million in loan proceeds from MidFirst Bank (see Note 9 for description of loan terms) and the balance was contributed by the Company through the Hotel Fund. In November 2017, the Company sponsored and commenced an offering of up to $25.0 million of preferred interests in the Hotel Fund. The net proceeds of this offering will be used to (i) redeem the Company’s initial contributions to the Hotel Fund and (ii) fund certain renovations to MacArthur Place.

Purchasers of the preferred interests in the Hotel Fund (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). Prior to the sale or other disposition of MacArthur Place, if the Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company will provide the funds necessary to pay the Preferred Distribution for such month. Such payment by the Company will be treated as an additional capital contribution and the Company’s capital account in the Hotel Fund will be increased by such amount. As of December 31, 2018, the Company has funded $0.4 million of Preferred Distributions. Moreover, the Company has agreed to fund, in the form of common capital contributions, up to 6.0% of the offering’s gross proceeds as selling commissions and up to 1.0% of the offering’s gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund, which totaled $0.1 million for the year ended December 31, 2018. These portions of our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a sale of the hotel. Additionally, upon the refinance or sale of all or a portion of MacArthur Place, Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS - continued

result in an overall return of up to12.0% on the Preferred Interests. Upon a sale of the hotel, the Fund will distribute 10.0% of any cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned. Any amounts in excess of this shall be retained by the Company.

As of December 31, 2018 and 2017, the Hotel Fund sold Preferred Interests in the aggregate amount of $15.0 million and $0.7 million, respectively, which is included in non-controlling interests in the accompanying consolidated balance sheets, while the Company’s preferred interest in the Hotel Fund totals $1.7 million. The Hotel Fund made Preferred Distributions of $0.4 million and $0 during the years ended December 31, 2018 and 2017, respectively. Based on the structure of the Hotel Fund, our ability to direct the activities that most significantly impact the economic performance of the Hotel Fund, and the risk of absorbing losses or rights to receive benefits that could be potentially significant to the Hotel Fund, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated and expect to continue to consolidate the Hotel Fund in our consolidated financial statements.

The following table summarizes the carrying amounts of the above referenced entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2018 and 2017 (in thousands, net of intercompany eliminations):

	December 31, 2018	December 31, 2017
Total assets	$85,240	$69,480
Total liabilities	37,770	30,240
Net loss	(2,720)	(1,480)

The Company’s maximum exposure to loss consists of its combined equity in those entities which totaled $37.5 million as of December 31, 2018.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2018, we entered into an interest rate cap with a notional amount of $36.0 million and a rate cap of 2.2%. The interest rate cap had an effective date of March 21, 2018 and terminates on March 1, 2021. This instrument was not designated as a cash flow hedge. During the year ended December 31, 2018, we recorded an adjustment of $0.2 million to reflect the impairment of the fair value on the interest rate cap. The estimated fair value of the interest rate cap at December 31, 2018 approximated $0.3 million.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans, Real Estate Held for Sale, Other REO

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

NOTE 8 — FAIR VALUE – continued

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are based on assumptions that we believe market participants for those assets would also use. During the years ended December 31, 2018 and 2017, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant REO assets. In addition, our fair value analysis included a consideration of management’s pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2018 and 2017:

1.
We reviewed the status of each of our loans and related collateral to ascertain the likelihood of collecting or recovering all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	We reviewed the status of each of our REO assets to determine whether such assets continue to be properly classified as held for sale, operating properties or other REO as of the reporting date.

3.
For the years ended December 31, 2018 and 2017, we performed an internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the property, our direct knowledge of local market activity affecting the property, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since our previous analysis for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.
In connection with the consolidation of the New Mexico partnerships, during the year ended December 31, 2017, as described in Note 6, we estimated the fair value of assets and liabilities. The fair value of assets, which are primarily comprised of land and/or related rights to develop water, was based on recently prepared valuation reports and other available market data with respect to the land and water development rights, with consideration given to, and value adjusted for, management’s disposition strategy for such assets. The gross value was reduced by the estimated amount of selling costs, repair cost estimates to ready such assets for sale, and contingent liabilities due upon sale. The fair value of liabilities was based on the anticipated settlement amount of such liabilities.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

Following is a table summarizing the methods used by management in estimating fair value as of December 31, 2018 and 2017:

	December 31, 2018
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Basis for valuation	#	Percent	#	Percent	#	Percent
Third party valuations	1	16.7%	1	12.5%	0	—%
Third party offers	0	—%	3	37.5%	1	12.5%
Management analysis	5	83.3%	4	50.0%	7	87.5%
Total portfolio	6	100.0%	8	100.0%	8	100.0%

	December 31, 2017
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Basis for valuation	#	Percent	#	Percent	#	Percent
Third party valuations	2	50.0%	1	50.0%	0	—%
Third party offers	0	—%	1	50.0%	4	26.7%
Management analysis	2	50.0%	0	—%	11	73.3%
Total portfolio	4	100.0%	2	100.0%	15	100.0%

As of December 31, 2018 and 2017, the highest and best use for the majority of our real estate collateral, REO held for sale and other REO was deemed to be held for investment and/or future development, rather than being subject to immediate development.

A summary of the valuation approaches taken and key assumptions that we utilized to derive fair value, is as follows:

	December 31, 2018
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Valuation methodology	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	6	100.0%	5	62.5%	7	87.5%
Development approach	—	—%	—	—%	—	—%
Income capitalization approach	—	—%	—	—%	—	—%
Third party offers	—	—%	3	37.5%	1	12.5%
Total portfolio	6	100.0%	8	100.0%	8	100.0%

	December 31, 2017
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Valuation methodology	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	4	100.0%	1	50.0%	11	73.3%
Development approach	—	—%	—	—%	—	—%
Income capitalization approach	—	—%	—	—%	—	—%
Third party offers	—	—%	1	50.0%	4	26.7%
Total portfolio	4	100.0%	2	100.0%	15	100.0%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

For properties that included either unentitled or entitled raw land lacking any vertical or horizontal improvements the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available. In such cases, the “highest and best use” standard required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, we utilized a sales comparison approach using available data to determine fair value.

Selection of Single Best Estimate of Value

The results of our valuation efforts generally provide a range of values for the collateral valued or REO assets rather than a single value. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs.

Fair Value Measurements of Derivative Instrument

As described in Note 7, during the year ended December 31, 2018, we purchased an interest rate cap in order to mitigate our risk on variable debt against rising interest rates. In order to estimate the fair value of this derivative instrument, we use valuation reports from the third party broker who issued the derivative instrument. The report contemplates fair value by using inputs, including market-observable data such as U.S dollar and foreign-denominated interest rate curves, foreign exchange rates, volatilities, and information derived from or corroborated by that market-observable data which are classified as Level 2 inputs in the fair value hierarchy. The fair value method does not contemplate credit valuation adjustments (“CVA”) which would be a Level 3 input as the CVA uses credit spreads which are generally unobservable to the market. The fair value used in these financial statements approximate fair value without the CVA. As of December 31, 2018, the fair value of the interest rate cap approximated $0.3 million and we recorded an unrealized loss on derivative instruments of $0.2 million during the year ended December 31, 2018.

Fair Value Measurements of Equity Securities

As described elsewhere in this Form 10-K, during the year ended December 31, 2018, we issued 2,352,941 shares of Series B-3 Preferred Stock and a detachable warrant to purchase 600,000 shares of common stock (the “Chase Warrant”). We also issued 22,000 shares of Series A Preferred Stock. In order to estimate the fair value of the securities issued in these transactions pursuant to applicable accounting guidance, we engaged a third party valuation firm to assist us in our fair value assessment as our securities are not traded on an open exchange. In estimating fair value, the valuation firm considered the negotiated terms of these transactions, utilized certain current and prospective financial and operational data provided by management, obtained financial and other data from various public, financial and industry sources, and evaluated applicable economic and industry conditions as of the valuation date and their effects on the Company. Based on this valuation assessment, management estimated the fair value of the equity securities issued or granted in connection with the transaction completed February 9, 2018 for the Series B-3 Preferred Stock and May 31, 2018 for the Series A Preferred Stock as follows:

Subject securities	Estimated Fair Value per Share
Series B-3 Preferred Stock	$4.12
Series A Preferred Stock	$1,000.00
Chase Warrant	$1.52

We accounted for the issuance of the Series B-3 Preferred Stock and the Chase Warrant in accordance with applicable accounting guidance, under which we allocated the $8.0 million investment amount in proportion to the relative fair value of the Series B-3 Preferred Stock and the Chase Warrant. As described below, the fair value of the Chase Warrant was estimated at $0.9 million at date of issuance. However, the allocated relative fair value of the warrants of $0.7 million was recorded as additional paid-in capital with an offsetting discount to the Series B-3 Preferred Stock during the year ended December 31, 2018. The Chase Warrant has an exercise price of $2.25, a contractual term of 2 years and are not exercisable until February 9, 2021.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

The fair value of the Chase Warrant was derived from the Black-Scholes valuation model, which is based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the warrants. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option or warrant. A summary of these applicable factors used in the valuation follows:

Expected stock price volatility	40%
Risk-free interest rate	2%
Expected life of warrants (in years)	3
Expected dividend yield	N/A
Common Stock value discount for lack of marketability	25%

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the years ended December 31, 2018 and 2017. However, we recorded other net recoveries of investment and credit losses totaling $2.0 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively, resulting from (i) the receipt of cash and/or other assets from guarantors on certain legacy loans, (ii) insurance recoveries, and (iii) additional provisions for credit losses.

The Company recorded losses on impairment of REO of $0.6 million and $0.7 million during the years ended December 31, 2018 and 2017, respectively, to reflect current market conditions and management’s decision to implement a more aggressive pricing strategy to sell the related REO.

As of December 31, 2018, the valuation allowance totaled $13.1 million, representing 37.1% of the total outstanding loan principal and accrued interest balances. As of December 31, 2017, the valuation allowance totaled $12.7 million, representing 39.2% of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of December 31, 2018, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2018 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

A summary of our assets measured at fair value on a nonrecurring basis as of December 31, 2018 for which losses were recorded during the year ended December 31, 2018 follows (in thousands):

Description	December 31, 2018	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges
REO held for sale	$—	$2,760	$—	$581
Derivatives	$—	$329	$—	$218

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of December 31, 2018 and 2017, our notes payable and special assessment obligations consisted of the following (in thousands):

	December 31,
	2018	2017
$32.3 million note payable to MidFirst Bank secured by a first lien on an operating hotel property, interest-only payments due monthly at the 30-day Libor (2.50% and 1.56% at December 31, 2018 and 2017, respectively) plus 3.34% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (5.84% and 5.31% effective rate at December 31, 2018 and December 31, 2017, respectively), matures October 1, 2020 with two one-year extension options, with construction completion and repayment guarantees provided by the Company	$20,669	$19,557
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rates of prime plus 2.0% through December 31, 2017, and prime plus 3.0% thereafter (8.25% and 5.75% at December 31, 2018 and December 31, 2017, respectively), matures December 31, 2019	5,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net of discount of $0.3 million and $1.2 million at December 31, 2018 and December 31, 2017, respectively, 4% annual coupon interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	9,899	8,938
$2.3 million special assessment bonds dated between 2002 and 2007, secured by the residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022 (classified as held for sale as of March 31, 2018)	90	116
Total notes payable	36,598	34,551
Less: deferred financing costs of notes payable	(284)	(446)
Total notes payable	$36,314	$34,105

Interest expense for the year ended December 31, 2018 was $3.1 million. Interest expense for the year ended December 31, 2017 was $3.1 million, of which $1.1 million, was included in income from discontinued operations in the accompanying consolidated statements of operations.

Senior Indebtedness

MacArthur Place

In October 2017, we closed on a $32.3 million acquisition and construction loan from MidFirst Bank in connection with our purchase of MacArthur Place (the “MacArthur Loan”), of which $19.4 million was utilized for the purchase of MacArthur Place, approximately $10.0 million was set aside to fund planned hotel improvements, and the balance to fund interest reserves and operating capital. The principal balance of the loan was $20.7 million and $19.6 million at December 31, 2018 and 2017, respectively. The loan bears floating interest equal to the 30-day LIBOR rate (2.50% at December 31, 2018) plus 3.75%, which may be reduced by up to 0.50% if certain conditions are met. The loan has an initial term of three years subject to the right of the Company to extend the maturity date for two one-year periods, provided that the loan is in good standing and upon satisfaction of certain other conditions, including payment of an extension fee equal to 0.35% of outstanding principal per extension. The Company is required to make interest-only payments during the initial three year term. During the years ended December 31, 2018 and 2017, the Company made draws totaling $1.1 million and $0.2 million, respectively, against the loan representing draws against the interest reserve on the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty with respect to the planned improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant. The Company was in compliance with these covenants and guarantees at December 31, 2018. In addition, the Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

As described at Note 20, subsequent to the December 31, 2018, the MacArthur Loan was modified to, among other things, increase the total loan facility to $37.0 million, and increase the Company’s equity commitment, to $27.7 million due to projected increased renovation costs.

Land Purchase Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the purchase of certain New Mexico real estate for $6.8 million. The note bears interest at the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) (recalculated annually) plus 2% through December 31, 2018, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million, with a balance of $0.3 million at December 31, 2018. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the years ended December 31, 2018 and 2017 totaled $1.0 million and $0.8 million, respectively. Interest is payable quarterly in arrears each January, April, July, and October. The EO Notes mature on April 29, 2019.

Special Assessment Obligation

As of December 31, 2018 and 2017, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $0.1 million and $0.1 million, respectively.

Our notes payable and special assessment obligations have the following scheduled maturities as of December 31, 2018 (in thousands):

Year	Amount
2019	$16,140
2020	20,696
2021	26
2022	8
Less: deferred financing costs of notes payable	(556)
Total	$36,314

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  — SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance.

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. As described in Note 19, we sold our Sedona hotels on February 28, 2017, and in accordance with GAAP, have presented the results of operations for such assets in net income (loss) from discontinued operations for the year ended December 31, 2017. However, the Company acquired MacArthur Place in the fourth quarter of 2017 and is actively pursuing other hospitality assets for potential purchase or management as we have decided to continue operations in hospitality and entertainment in 2018 and beyond.

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

Consolidated financial information for our reportable operating segments, excluding assets from discontinued operations, as of December 31, 2018 and 2017 and for the years then ended is summarized as follows (in thousands):

	December 31,
Balance Sheet Items	2018	2017
Total Assets
Mortgage and REO - Legacy portfolio and other operations	$67,658	$66,577
Hospitality and entertainment operations	52,753	39,337
Corporate and other	23,228	8,544
Consolidated total	$143,639	$114,458

Expenditures for additions to long-lived assets
Mortgage and REO - Legacy portfolio and other operations	$2,323	$2,132
Hospitality and entertainment operations	14,353	1,673
Corporate and other	16	479
Consolidated total	$16,692	$4,284

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$2,588	$—	$—	$2,588
Operating property, management fees, and other	4	6,888	181	7,073
Total revenue	2,592	6,888	181	9,661

Total operating expenses	2,990	12,761	11,214	26,965

Other (income) expense
Gain on disposal of assets, net	(3,938)	—	—	(3,938)
Recovery of credit losses	(1,968)	—	—	(1,968)
Impairment of real estate owned, net	581	—	—	581
Unrealized loss on derivatives	—	218	—	218
Total other (income) expense	(5,325)	218	—	(5,107)

Total costs and expense, net	(2,335)	12,979	11,214	21,858
Income (loss) from continuing operations, before income taxes	4,927	(6,091)	(11,033)	(12,197)
Net income (loss)	$4,927	$(6,091)	$(11,033)	$(12,197)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2017
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$944	$—	$—	$944
Operating property, management fees, and other	119	4,583	228	4,930
Total revenue	1,063	4,583	228	5,874

Total operating expenses	4,605	5,354	11,833	21,792

Other (income) expense
Gain on disposal of assets, net	(3,683)	(168)	—	(3,851)
Recovery of credit losses	(6,401)	—	(60)	(6,461)
Impairment of real estate owned, net	744	—	—	744
Equity loss from unconsolidated entities, net	239	—	—	239
Total other income	(9,101)	(168)	(60)	(9,329)

Total costs and expense, net	(4,496)	5,186	11,773	12,463
Income (loss) from continuing operations, before income taxes	5,559	(603)	(11,545)	(6,589)
(Provision for) benefit from income taxes, continuing operations	(2,167)	232	3,898	1,963
Net income (loss) from continuing operations	3,392	(371)	(7,647)	(4,626)
Income from discontinued operations	—	5,034		5,034
Provision for income taxes, discontinued operations	—	(1,963)		(1,963)
Net income (loss)	$3,392	$2,700	$(7,647)	$(1,555)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  — BUSINESS COMBINATION

In October 2017, the Company acquired MacArthur Place for a purchase price of $36.0 million. This acquisition was funded through a combination of Company equity and a loan from MidFirst Bank. Simultaneously with the acquisition of MacArthur Place, a hotel management subsidiary of the Company entered into a five year management agreement to provide hotel and resort management services in exchange for monthly and annual management fees at commercially standard terms. The purchase price was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values. The goodwill of $15.4 million arising from the acquisition resulted largely from expected synergies from combining operations of MacArthur Place and the Company’s hotel management experience, the value of the historic and demographic attributes of MacArthur Place and intangible assets that do not qualify for separate recognition. The goodwill balance was assigned to the Company’s Hospitality and Entertainment segment. Goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for MacArthur Place and the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration:
Cash	$16,794
Loan proceeds, net	18,920
Total sources	$35,714

Fair value of identifiable assets acquired and liabilities assumed:
Land and improvements	$4,920
Building and improvements	13,650
Property and equipment	1,060
Trade name, customer relationships, and liquor license	990
Cash, receivables, inventory, and other assets	775
Accounts payable and accrued expenses	(217)
Customer deposit liability	(821)
Total identifiable net assets	20,357
Goodwill	15,357
Total uses	$35,714

Acquisition-related costs (included in professional fees, and general & administrative expenses in the consolidated statement of operations for the year ended December 31, 2017)	$656

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

The actual amount of MacArthur Place’s revenue and earnings (losses) included in the Company’s consolidated statement of operations for the year ended December 31, 2017, and the unaudited pro forma revenue and earnings (losses) of the combined entity assuming the acquisition had occurred on January 1, 2017 are as follows (in thousands):

	Revenue	Loss
MacArthur Place from October 2, 2017 - December 31, 2017	$1,939	$(1,381)
Supplemental pro forma for 1/1/2017 - 12/31/2017 (unaudited)	$12,982	$(4,318)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  — BUSINESS COMBINATION – continued

The 2017 supplemental pro forma loss was adjusted to exclude $0.7 million of acquisition-related costs incurred during the year ended December 31, 2017. Revenues and expenses related to property operations classified as discontinued operations have been excluded.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  — INTANGIBLE ASSETS AND GOODWILL

In connection with the purchase of MacArthur Place in 2017, we allocated a portion of the total purchase price to certain intangible assets and goodwill. Of the total $16.3 million allocated to purchased intangibles, $0.1 million, $0.8 million, and $15.4 million were allocated to trade name and other, customer relationships, and goodwill, respectively.

The changes in the carrying amount of intangibles and goodwill allocated to our Hospitality and Entertainment Operations segment for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Goodwill	Other intangibles, net
Balance at December 31, 2016	$—	$—
Additions:
Acquired through purchase	15,380	990
Reductions:
Amortization expense	—	(32)
Balance at December 31, 2017	15,380	958
Reductions:
Purchase price adjustment	(23)	—
Amortization expense	—	(317)
Balance at December 31, 2018	$15,357	$641

A summary of our intangible assets and goodwill as of December 31, 2018 and 2017 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2018	2017	2018	2017	2018	2017
Amortizing intangible assets:
Trade name and other	$90	$90	$(16)	$(3)	$74	$87
Customer relationships	800	800	(333)	(29)	467	771
Non-Amortizing intangible assets:
Liquor license	100	100	—	—	100	100
Goodwill	15,357	15,380	—	—	15,357	15,380
	$16,347	$16,370	$(349)	$(32)	$15,998	$16,338

Trade name and other, and customer relationships have weighted-average useful lives from the date of purchase of 7.0 years and 3.0 years, respectively. Goodwill and our liquor license are not subject to amortization due to the indeterminable life of such assets. Amortization expense relating to our purchased intangible assets was $0.3 million for the year ended December 31, 2018 and $32 thousand for the year ended December 31, 2017. We performed an impairment assessment on goodwill and intangible assets and based on this assessment no impairment charges were recorded for the year ended December 31, 2018. See Note 8 for further information regarding our valuation analysis for operating properties.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INTANGIBLE ASSETS AND GOODWILL - continued

As of December 31, 2018, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2019	$280
2020	213
2021	13
2022	13
2023	13
Thereafter	9
Total	$541

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — PROPERTY AND EQUIPMENT

Our operating properties carrying values consist of land and certain depreciable assets such as buildings, improvements, and furniture and equipment assets. A summary of these assets, at cost less accumulated depreciation and amortization, as of December 31, 2018 and 2017, follows (in thousands):

	December 31,
	2018	2017
Buildings and improvements	$13,650	$13,650
Furniture, fixtures and equipment	1,087	1,060
Computer equipment	6	6
Total depreciable assets	14,743	14,716
Less accumulated depreciation and amortization	(855)	(171)
Total depreciable assets, net	13,888	14,545
Land	4,920	4,920
Construction in progress	15,058	1,019
Property and equipment, net	$33,866	$20,484

In addition to these assets, the Company owns other property and equipment related primarily to our corporate activities, which consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Furniture and equipment	$42	$30
Leasehold improvements	389	384
Computer and communications equipment	802	802
Total cost basis	1,233	1,216
Less accumulated depreciation and amortization	(840)	(646)
Property and equipment, net	$393	$570

Depreciation and amortization on REO and corporate property and equipment is computed on a straight-line basis over the estimated useful life of the related assets, which range from 5 to 40 years. Depreciation and amortization expense recorded for our depreciable assets totaled $0.9 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — LEASE COMMITMENTS

Operating Leases

During 2017, the Company executed an amendment to extend its office lease term for a period of five years ending on September 30, 2022. The lease commits the Company to rents totaling $1.5 million over the five year term, net of certain concessions granted. Additionally, we are obligated under various operating leases for certain office and other equipment, storage, parking, and other leased space (some of which relate to MacArthur Place operations) for periods ranging from month-to-month to five years, with renewal options available for certain leases at our option.
As of December 31, 2018, future minimum lease payments required under these various lease agreements are as follows (in thousands):

Years ending	Amount
2019	$305
2020	307
2021	308
2022	233
Total	$1,153
Rent expense was $0.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES

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

Due to the complexities of implementing the provisions of the Tax Act, the staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act and permits a measurement period not to exceed one year from the enactment date for companies to complete the required analyses and accounting. As permitted under SAB 118, the adjustments we recorded due to the Tax Act, including the remeasurement of deferred tax assets and liabilities, were based on reasonable estimates and were considered provisional during the year ended December 31, 2017. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018. The Company has considered and completed all applicable elements of tax reform under the remeasurement period.

The Company recorded no tax benefit or expense during the years ended December 31, 2018 and 2017. A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 21% to the Company’s actual provision for income taxes and the effective tax rate for the years ended December 31, 2018 and 2017, respectively, is as follows (amounts in thousands):

	2018		2017
	Total	%	Continuing Operations	Discontinued Operations	Total	%
Computed Tax Benefit at Federal Statutory Rate of 21%	$(2,561)	21.0%	$(2,306)	$1,762	$(544)	35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(454)	3.7%	(171)	200	29	(1.9)%
Change in Valuation Allowance	3,245	(26.6)%	(69,278)	—	(69,278)	4,457.2%
Rate change	—	—%	66,381	—	66,381	(4270.8)%
State NOL expiration and rate change	—	—%	2,576	—	2,576	(165.7)%
Other true-up	(267)	2.2%	686	—	686	(44.1)%
Other Permanent Differences	37	(0.3)%	149	1	150	(9.7)%
Provision (Benefit) for Income Taxes	$—	—%	$(1,963)	$1,963	$—	—%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES - continued

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets for continuing operations as of December 31, 2018 and 2017, respectively, were as follows (in thousands):

Deferred Tax Assets	2018	2017
Loss carryforward	$106,676	$104,897
Allowance for credit loss	2,619	2,500
Impairment of real estate owned	2,665	2,983
Reserve against judgment	9,826	8,045
Capitalized real estate costs	339	347
Accrued expenses	521	638
Stock based compensation	477	412
Fixed assets and other	(1,828)	(1,773)
Total deferred tax assets before valuation allowance	121,295	118,049
Valuation allowance	(121,295)	(118,049)
Total deferred tax assets net of valuation allowance	$—	$—

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

The temporary differences that gave rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which were recorded on our books but deferred for tax reporting purposes. As of December 31, 2018, we had approximately $61.8 million of built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, and approximately $445.4 million of federal and $256.4 million of state net operating loss (“NOL”) carryforwards, which will begin to expire in 2031. As of December 31, 2017, we had approximately $55.6 million of built-in unrealized tax losses and approximately $439.1 million of federal and $246.7 million of state NOL carryforwards. The decrease in our valuation allowance during the year ended December 31, 2017 was primarily a result of the reduction in the deferred tax asset balances due to the reduction in the federal corporate income tax rate from a maximum of 35% to 21%.

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
In 2017, the Company conducted an analysis to assess whether an ownership change has occurred since the Company’s formation. Based on the results of this analysis and updates to the original analysis in 2018, the Company believes it has not experienced a Section 382 ownership change since the Company’s formation. If such an ownership change were to occur, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382. The annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could be subject to additional adjustments. Any limitation may result in the expiration of a portion of the NOL carryforwards

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES - continued

before utilization. Due to the existence of the valuation allowance provided against our deferred tax assets, future changes in the Company’s unrecognized tax benefits would not impact its effective tax rate. Any carryforwards that might expire prior to utilization as a result of a limitation under Section 382 would be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company has not identified any uncertain tax positions and does not believe it will have any material changes in the next 12 months. Interest and penalties accrued, if any, relating to uncertain tax positions will be recognized as a component of the income tax provision. However, since there are no uncertain tax positions, we have not recorded any accrued interest or penalties.

The Company is subject to U.S. federal and state taxes in the normal course of business, and its income tax returns are subject to examination by the relevant tax authorities.  Tax years 2015-2017 are still open for examination by Federal tax authorities and tax years 2014-2017 are generally open for examination by state tax authorities.  The Company has not utilized net operating loss carryforwards which were generated in the tax years 2010-2013, so the statute of limitations for these years remains open for purposes of adjusting the amounts of the losses carried forward from those years.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2018 and 2017:

		December 31,
		2018	2017
	Authorized	Total Issued	Total Issued
Common Stock
Common Stock	150,208,500	1,772,894	1,255,642
Class B Common Stock:
Class B-1	4,023,400	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	3,811,342
Class B-3	8,165,700	7,735,169	7,735,169
Class B-4	781,644	627,579	627,579
Total Class B Common Stock	16,994,144	15,985,432	15,985,432
Class C Common Stock	15,803,212	838,448	838,448
Class D Common Stock	16,994,144	—	—
Total Common Stock	200,000,000	18,596,774	18,079,522
Preferred Stock
Series B Cumulative Convertible	100,000,000	10,552,941	8,200,000
Series A Redeemable	—	22,000	—
Total Preferred Stock	100,000,000	10,574,941	8,200,000
Total	300,000,000	29,171,715	26,279,522
Less: Treasury Stock		(1,870,164)	(1,826,096)
Total issued and outstanding		27,301,551	24,453,426

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of December 31, 2018 or 2017.

Class B, C, and D Common Stock

Holders of our Common Stock generally have the same relative powers and preferences, except for certain transfer restrictions, as follows:

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

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

Preferred Stock

In 2014, the Company issued a total of 8.2 million shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B-1 and B-2 Preferred Stock”) to certain investor groups in exchange for $26.4 million (the “Preferred Investment”).

In February 2018, the Company entered into a Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement (the “B-3 Preferred Subscription Agreement”) with Chase Funding. Pursuant to the B-3 Preferred Subscription Agreement, Chase Funding purchased 2,352,941 shares (the “JPM Series B-3 Shares”) of Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-3 Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million. The B-3 Preferred Subscription Agreement contains various representations, warranties and other obligations and terms that are commonly contained in a subscription agreement of this nature.

The Series B-1 and B-2 Preferred Stock and the Series B-3 Preferred Stock are collectively referred to herein as the “Series B Preferred Stock”, and current holders of Series B Preferred Stock are collectively referred to herein as the “Series B Investors.” Except for certain voting and transfer rights, and different dividend and redemption provisions of the Series B-3 Preferred Stock described below, the rights and obligations of the Series B Preferred Stock are substantially the same.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

The description below provides a summary of certain material terms of the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for the Series B-1 and B-2 Preferred Stock and 5.65% for the Series B-3 Preferred Stock, of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive additional dividends over the stated 8% dividend rate - see additional descriptions below. During year ended December 31, 2018 and 2017, we recorded Preferred Investment dividends on Series B-1 and B-2 Preferred Stock of $2.1 million and $2.1 million, respectively, or $0.26 and $0.26 per preferred share, respectively and there were no arrearages at December 31, 2018. During year ended December 31, 2018, we recorded Preferred Investment dividends on Series B-3 Preferred Stock of $0.4 million or $0.17 per preferred share.

•
Redemption upon Demand. Prior to the amendment discussed below, at any time after July 24, 2019 in the case of Series B-1 and B-2 Preferred Stock, and any time after February 9, 2023 in the case of Series B-3 Preferred Stock, or at any time in the event certain defaults have occurred if at least 85% of the holders choose, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share in the case of Series B-1 and B-2 Preferred Stock, and 145% in the case of Series B-3 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Such events of default may include default on debt or non-appealable judgments against the Company in excess of certain balances, failure to comply timely with the Company’s reporting obligations under the Exchange Act, or proceedings or investigations against the Company relating to any alleged noncompliance with certain regulations.

Based on the initial Series B-1 and B-2 Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. Based on the initial Series B-3 Preferred Investment of $8.0 million, the Redemption Price would presently be $11.6 million, resulting in a redemption premium of $3.6 million. In accordance with applicable accounting standards, Series B preferred stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the preferred stock. During years ended December 31, 2018 and 2017, we recorded amortization of the redemption premium of $3.5 million and $2.7 million, respectively, as deemed dividends to preferred shareholders. As described in Note 20, subsequent to December 31, 2018, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to extend the redemption period for one year, or to July 24, 2020, to allow the Company additional time to attempt to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase the Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends to 160% plus all accrued and unpaid dividends.

•
Optional Redemption. If at any time a holder holds less than 15% of the number of shares of Series B Preferred Stock originally issued to it (subject to adjustment), the Company may elect to redeem all shares of Series B Preferred Stock held by such holder at a price equal to the greater of (i) 160% and 145% of the sum of original issue price for the Series B-1 and B-2 Preferred Stock and the Series B-3 Preferred Stock, respectively, of (x) the original price per share, plus (y) any accrued and unpaid dividends, whether or not declared, until redeemed, and (ii) the sum of (x) the per share book value per share as of the date of such redemption, plus (y) any accrued and unpaid dividends, whether or not declared, until redeemed, with a 30-day notice given by the Company.

•
Liquidation Preference. Upon a “deemed liquidation event” of the Company, before any payment or distribution is made to or set apart for the holders of any junior ranking securities, the holders of shares of Series B Preferred Stock will be entitled to receive a liquidation preference of 150% and 145% of the sum of original issue price for the Series B-1 and B-2 Preferred Stock and the Series B-3 Preferred Stock, respectively, plus all accrued and unpaid dividends, subject to other provisions. As described above, the Company agreed to increase the Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends to 160% plus all accrued and unpaid dividends.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

•
Conversion. Each share of Series B Preferred Stock is convertible at any time by any holder thereof into a number of shares of Common Stock initially equal to the sum of the original price per share of Series B Preferred Stock plus all accrued and unpaid dividends, divided by the conversion price then in effect. The initial conversion price is equal to the original price per share of Series B Preferred Stock, subject to adjustment. However, all issued and outstanding shares of Series B Preferred Stock will automatically convert into shares of Common Stock at the conversion price then in effect upon the closing of a sale of shares of Common Stock at a price equal to or greater than 2.25 times the original price per share of the Series B Preferred Stock, subject to adjustment, in a firm commitment underwritten public offering and the listing of the Common Stock on a national securities exchange resulting in at least $75.0 million of gross proceeds. At December 31, 2018, the 8.2 million shares of Series B-1 and B-2 Preferred Stock are convertible into 8.2 million shares of Common Stock and 2.4 million of the Series B-3 Preferred Stock are convertible into shares of Common Stock.

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

•
Required Liquidation. Under the Second and Amended and Restated Certificate of Designation authorizing the Series B Preferred Stock (the “Restated Certificate of Designation”), if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2020 in the case of the Series B-1 and B-2 Preferred Stock and February 9, 2023 in the case of the Series B-3 Preferred Stock, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company.

•
Other Restrictive Covenants. The Second and Amended and Restated Certificate of Designation also contains certain restrictive covenants, which require the consent of a certain percentage of the holders of the Series B Preferred Stock as a condition to us taking certain actions, including without limitation the following: limit the amount of our operating expense or capital expenditure in excess of budgeted amounts; sell, encumber or otherwise transfer certain assets, unless approved in our annual budget subject to certain exceptions; dissolve, liquidate or consolidate our business; enter into any agreement or plan of merger or consolidation; engage in any business activity not related to the ownership and operation of mortgage loans or real property; hire or terminate certain key personnel or consultants; bankruptcy of a subsidiary; default on debt over certain thresholds that entitle the creditor to accelerate repayment; judgments against the Company over $2.0 million that are not timely cured or appealed; failure to file timely with the SEC; or commencement of legal proceedings or investigations in conjunction with noncompliance with regulations. Under the Second and Amended and Restated Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2018 for certain expenses that exceeded the approved budget by more than 103%.  However, subsequent to December 31, 2018, we obtained a waiver of this breach from the Series B Investors.

On April 11, 2017, Chase Funding purchased all of the Company’s outstanding Series B-2 Preferred Shares from SRE Monarch pursuant to a Preferred Stock Purchase Agreement among the Company, Chase Funding and SRE Monarch (“Series B-2 Purchase Agreement”). Pursuant to the Series B-2 Purchase Agreement, the Company paid SRE Monarch all accrued and unpaid dividends on the Series B-2 Preferred Shares and $0.3 million in expenses. In connection with this transaction, the Company’s board of

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

directors approved for filing with Secretary of State of the State of Delaware, an Amended and Restated Certificate of Designation of the Cumulative Convertible Series B-1 Preferred Stock and Cumulative Convertible Series B-2 Preferred Stock (“Restated Certificate of Designation”) pursuant to which Chase Funding replaced SRE Monarch as the holder of the Series B-2 Preferred Stock and, in general, succeeded to the rights of SRE Monarch thereunder. Concurrent with the execution of the Series B-2 Purchase Agreement, the Company, JCP Realty Partners, LLC, Juniper NVM, LLC, and Chase Funding entered into an Investment Agreement (“Series B Investment Agreement”) pursuant to which the Company made certain representations and covenants, including, but not limited to, a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended, commonly referred to as the “Real Estate Exemption,” and to remain eligible to rely on that exemption at all times thereafter. Furthermore, under the Series B-2 Purchase Agreement, the Company was obligated not to take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of Chase Funding. In the event JPM Funding determines, in its sole discretion, that the Company violates any of the above covenants, and that violation is not cured within the period of time specified in the Investment Agreement, the Preferred Stock Investors have the right to demand that the Company purchase all of their Series B Preferred Shares at the Required Redemption Price as set forth in the Preferred Series B Certificate of Designation.

The Amended and Restated Certificate of Designation contains numerous provisions relating to dividend preferences, redemption rights, liquidation preferences and requirements, conversion rights, voting rights, investment committee participation and other restrictive covenants with respect to the Series B Preferred Stock.

In connection with the issuance of the Series B-3 Preferred Stock, on February 9, 2018, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock. The Chase Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share. The Chase Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The Chase Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis. The warrant is classified as stockholders’ equity under the applicable guidance and were recorded at relative fair value at issuance as is described in Note 8.

Series A Redeemable Preferred Stock Issuance

On May 31, 2018, the Company entered into a Series A Senior Redeemable Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”) with Chase Funding. pursuant to which, Chase Funding purchased 22,000 shares of Series A Preferred Stock, at a purchase price of $1,000 per share (the “Face Value”), for a total purchase price of $22.0 million.

The Series A Preferred Stock ranks senior with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Company to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. The Series A Preferred Stock is non-voting stock. Holders of the Series A Preferred Stock are entitled to receive a liquidation preference equal to the sum of the Face Value of the Series A Preferred Stock plus all accrued and unpaid dividends.

Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. In addition, if any dividends or other amounts treated for U.S. federal tax income purposes as distributions with respect to the Series A Preferred Stock (“Distributions”) paid to a person treated as a corporation for U.S. federal income tax purposes that holds Series A Preferred Stock (a “Corporate Holder”) do not qualify in whole or in part for the benefit of the dividends received deduction (the “DRD”) under Section 243 of the Internal Revenue Code of 1986, as amended (the “Code”) because the Company does not have sufficient earnings and profits for U.S. federal income tax purposes with respect to all or a portion of such Distributions, then the Company shall make an additional distribution to such Corporate Holder as described in the Certificate of Designation of Series A Senior Redeemable Preferred Stock (the “Certificate of Designation”), but effectively in an amount equal to the tax benefit that would have otherwise been received by the Corporate Holder if the Distribution did qualify for the DRD (the “DRD Gross-Up Distribution”). If a Corporate Holder receives any dividend, Distribution (including any DRD Gross-Up Distribution) or other payment treated as a dividend under the Code that constitutes in whole or in part an “extraordinary dividend” under Section 1059(c)(1) of the Code or would otherwise be subject to Section 1059 of the Code (an “Extraordinary Dividend”), then the Company shall make an additional distribution to such Corporate Holder as described in the Certificate of Designation, but effectively in an amount equal to the tax benefit that would have otherwise been received by the Corporate Holder if the dividend, Distribution or other payment did not constitute an

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Extraordinary Dividend under Section 1059 of the Code (the “Section 1059 Gross-Up Distribution”). No Section 1059 Gross‑Up Distribution shall be payable with respect to any dividend or distribution paid after the second (2nd) anniversary of the initial issuance of the Series A Preferred Stock to any Corporate Holder other than Chase Funding. The Company may elect to pay a DRD Gross-Up Distribution or a Section 1059 Gross‑Up Distribution either in additional shares of Series A Preferred Stock having an aggregate Face Value equal to such DRD Gross-Up Distribution or Section 1059 Gross‑Up Distribution, respectively, or in cash, except that in connection with or following the disposition of the Series A Preferred Stock by such Corporate Holder, such payments shall be made in cash. For the year ended December 31, 2018, we recorded a DRD Gross-Up Distribution payable of $0.2 million and no Extraordinary Dividend or Section 1059 Gross-Up Distribution. During the year ended December 31, 2018, we recorded a total of $1.2 million of dividends related to Series A Preferred Stock.

The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock can put the instrument for cash at any time on or after May 31, 2023 or in the event certain events or defaults occur, each as set forth in the Series A Certificate of Designation. The provisions described above relating to the Real Estate Exemption are also applicable to the Series A Preferred Stock. Accordingly, a violation of that provision would result in an acceleration of the put rights of the holder of Series A Preferred Stock.

Series B and Series A Preferred stock are classified as mezzanine equity on the balance sheets at December 31, 2018 and 2017, respectively.

Treasury Stock

During the year ended December 31, 2018, an aggregate of 44,068 shares of Class C common stock were relinquished to the Company for no consideration to the shareholder. During the year ended December 31, 2017, we redeemed 196,278 shares of the common stock of the Company, which were part of an 850,000 restricted share grant awarded to the Company’s Chief Executive Officer pursuant to a restricted stock award agreement entered into in 2015 (the “Award Agreement”). The shares were redeemed by the Company pursuant to an election made by our Chief Executive Officer under Section 83(b) of the Code and the Award Agreement pursuant to which the parties agreed to make arrangements for the satisfaction of tax withholding requirements associated with the stock award. The Company paid $0.3 million for the redeemed shares, of which $0.2 million was determined to represent the fair value of the stock redeemed, with the difference of $0.1 million treated as compensation expense.

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

During the year ended December 31, 2018, the Company issued 517,252 shares of common stock pursuant to previous restricted stock awards. During the year ended December 31, 2018, the Company granted 114,865 shares of restricted stock to certain executives of the Company, net of certain elections made by the executives under Section 83(b) of the Code and the award agreements, vesting in three equal parts on each of January 1, 2019, January 1, 2020, and January 1, 2021. We granted 110,979 options to employees pursuant to our Equity Incentive Plan during the year ended December 31, 2018. 30,000 of those options have an exercise price of $1.81 per share and have an estimated fair value of $0.73 per option. 80,979 of those options have an exercise price of $2.65 and have an estimated fair value of $1.06 per option and all options vest over a three year term. During the year ended December 31, 2018, 63,849 options were forfeited.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

In addition, during the year ended December 31, 2018, the Company issued a total of 74,136 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan for fiscal year 2017. 44,132 of those shares have a fair value of $1.81 upon issuance and vested on June 29, 2018. 30,004 shares had a fair value upon issuance of $2.67 and vest on June 30, 2019.

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

In order to estimate the fair value of the securities subject to these transactions pursuant to applicable accounting standards, we utilize information provided by an independent third-party valuation firm incorporating financial and other information, including prospective financial information, provided by us, as well as information obtained from various public, financial, and industry

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

sources. Based on this analysis, management estimated the fair value of the restricted stock awards issued or granted for the years ended December 31, 2018 and 2017 was $2.67 and $1.13 per share, respectively.

For stock options issued during the years ended December 31, 2018 and 2017, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted which were as follows:

	December 31,
	2018	2017
Expected stock price volatility	40%	69%
Risk-free interest rate	2%	2%
Expected life of options (years)	5.5	6
Expected dividend yield	0	0
Discount for lack of marketability	25%	35%

A summary of stock option and restricted stock activity as of and for the years ended December 31, 2018 and 2017, is presented below:

	Stock Options				Restricted Stock
Outstanding At	Shares	Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)	Time-Based Restricted Shares
December 31, 2016	938,667	$6.10	3.1	$—	889,456
Granted	116,830	1.13	—	—	469,097
Exercised or vested	—	—	—	—	(567,043)
Forfeited or expired	—	—	—	—	—
December 31, 2017	1,055,497	6.74	0.3	—	791,510
Granted	110,979	2.42	—	—	249,496
Exercised or vested	—	—	—	—	(517,252)
Forfeited or expired	(63,849)	(6.52)	—	—	—
December 31, 2018	1,102,627	$5.25	1.63	$—	523,754

As of December 31, 2018, there were 1,102,627 stock options outstanding, of which 932,994 were fully vested, 2,600,000 fully vested stock warrants outstanding and 523,754 of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock.

Net stock-based compensation expense relating to the stock-based awards was $0.4 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively, net of the effect for Section 83(b) elections. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the years ended December 31, 2018 or 2017. As of December 31, 2018, there was $0.5 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.63 years.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the years ended December 31, 2018 and 2017 (amounts in thousands, except for per share data):

	Years Ended December 31,
	2018	2017
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss	$(12,197)	$(4,626)
Net income (loss) attributable to non-controlling interest	(1,144)	798
Preferred dividends	(7,229)	(4,856)
Net loss from continuing operations attributable to common shareholders	(20,570)	(8,684)
Net income from discontinued operations	—	3,071
Net loss attributable to common shareholders	$(20,570)	$(5,613)

Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	16,703,866	16,188,250

Basic and diluted earnings per common share:
Net loss per share	(0.80)	(0.24)
Preferred dividends per share	(0.43)	(0.30)
Net loss per share, continuing operations, net	(1.23)	(0.54)
Net loss per share, discontinued operations	—	0.19
Net loss attributable to common shareholder per share	(1.23)	(0.35)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Years Ended December 31,
	2018	2017
Options to purchase common stock	1,085,497	993,401
Restricted stock	318,390	640,668
Warrants to purchase common stock	2,600,000	2,000,000
Convertible preferred stock	10,552,941	8,200,000
Total	14,556,828	11,834,069

Dividends

During the years ended December 31, 2018 and 2017, we did not declare or pay any common dividends. As described above, for each of the years ended December 31, 2018 and 2017, we recorded Preferred Investment cash dividends of $2.5 million and $2.1 million on our Series B Preferred Stock, respectively. During the year ended December 31, 2018, we recorded Preferred Stock cash dividends of $1.2 million on our Series A Preferred Stock. For the years ended December 31, 2018 and 2017, we recorded the amortization of the Preferred Investment redemption premium of $3.5 million and $2.7 million, respectively, as a deemed dividend. We have not established a minimum dividend level and we may not be able to make dividend payments in the future. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and such other factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Under the Second Amended and Restated Certificate of Designation, all shares of capital stock of the Corporation must be junior in rank to all shares of Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon liquidation. In the event that any dividends are declared with respect to the voting Common Stock or any junior stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends are entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into Common Stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available therefor, on the payment date of the dividend established by the board of directors. The record date for any such Additional Dividends will be the record date for the applicable dividend, and any such Additional Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date. In the event we are obligated to pay a one-time special dividend on our Class B common stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors therefor will be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of Common Stock that it would hold if it had converted all of its shares of Series B Preferred Stock into Common Stock the same amount that is received by holders of Class B Common Stock with respect to each share of Class B Common Stock (in each case, with respect to the Common Stock and Class B Common Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B Dividends to be payable, out of funds legally available therefor, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”). The record date for any Special Preferred Class B Dividends will be the record date for the Special Dividend, and any such Special Preferred Class B Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Construction and Related Guarantees

As described in Note 9, the Company agreed to provide MidFirst Bank with a loan repayment guaranty equal to 50% of the outstanding principal and accrued, unpaid interest on the MacArthur Loan, plus a 50% guaranty of hotel operating expenses, and a construction completion guaranty with respect to the planned renovations of MacArthur Place. The construction completion guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy. The MidFirst Bank loan documents also require that the loan remain “in balance” throughout its term such that the sum of all remaining undisbursed loan funds and the amounts expended by the borrower will be sufficient to complete the approved construction budget and loan interest. If the loan becomes out of balance, the Company must fund the difference from its own equity. Management expects that any excess costs not funded by loan funds will be funded using offering proceeds from the Hotel Fund in excess of the reimbursement of our initial investment, and to the extent necessary, Company funds.

Guarantor Recovery

We have pursued and periodically receive favorable judgments against guarantors in connection with their personal guarantees of certain legacy loans on which we previously foreclosed. Similarly, we have filed claims against certain insurance providers and other parties for reimbursement of amounts we believe are due to the Company under such policies. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amounts or amounts collectible under insurance claims, we do not record recoveries for any amounts due under such judgments or claims, except to the extent we have received assets without contingencies.

During the years ended December 31, 2018 and 2017, we recorded cash, receivables and/or other asset recoveries of $2.0 million and $6.5 million, respectively from guarantor settlements, insurance recoveries, assignment of partnership interests and other settlements.

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

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the years ended December 31, 2018 and 2017, the Company’s matching contributions was $0.1 million, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

Legal Matters

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business. While various asserted and unasserted claims may exist, resolution of these matters cannot be predicted with certainty. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the uncertainty of predicting the outcome of litigation and regulatory matters, it is generally difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be materially higher or lower than any amounts reserved for the claims.
Partnership Claims
In August 2016, a limited liability company member of Carinos Properties, LLC and Unit 6 Partners, LLC, filed a complaint in the United States District Court for the District of Arizona alleging the Company breached its fiduciary duty to plaintiff under ERISA with respect to certain property we own in New Mexico. In April 2018, the court denied the Company’s motion for summary

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — COMMITMENTS AND CONTINGENCIES - continued

judgment in the case, but stayed any further action in the case pending the results of related litigation before the state trial court (“State Court”) described below. Damages were not specified. Management believes plaintiff’s claims are without merit and intends to vigorously defend against this claim.
In the first fiscal quarter of 2017, Recorp-New Mexico Limited Partnership (“RNMA I”) conducted a capital call pursuant to its organizational documents.  As a result of the capital call, certain limited partnership interests in RNMA I were transferred to one or more subsidiaries of the Company.  One of the limited partners in RNMA I whose limited partnership interests were transferred challenged the effectiveness of the transfer and forfeiture of his limited partnership interests in the State Court.  On January 4, 2019, the State Court issued a minute entry finding, among other things, that the limited partner’s limited partnership interest in RNMA I was not forfeited.  On January 22, 2019, the subsidiary of the Company filed a motion for reconsideration of the minute entry finding.  On March 21, 2019, the State Court issued an order staying the court’s January 4, 2019 minute filing and setting a status conference on April 19, 2019 to set an evidentiary hearing on certain factual questions.  Based on the advice of counsel, management believes (a) the State Court’s January 4, 2019 minute entry finding was incorrect as to matters of both fact and law, and (b) the transfer of the limited partnership interests by the then-acting general partner was done in accordance with the rights granted to the general partner under the relevant organizational documents, and we believe that it is probable that the court in the above referenced matter will ultimately agree with those conclusions. However, if the State Court were to rule that the limited partner interest transfers were ineffective, this could result in the recording of non-controlling interests in that partnership of approximately $3.1 million as of December 31, 2018.  The ultimate outcome of this litigation cannot presently be determined with certainty and no amounts have been accrued for this matter in the consolidated financial statements.
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

Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case that is in the Arizona District Court. The case arose from claims by another creditor of the Justin 123 receivership alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit seeks damages totaling $0.3 million, plus attorney fees and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. The Company believes that any liability it may ultimately incur would not have a material adverse effect on its financial condition or its result of operations.
Hotel Fund Obligations
As discussed in Note 6, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company will provide the funds necessary to pay the Preferred Distribution for such month. Such payment will be treated as an additional capital contribution and the Company’s capital account will be increased by such amount. As of December 31, 2018, the Company has funded $0.5 million under this provision. Moreover, we, as the sponsor, have agreed to fund, in the form of common capital contributions, up to 6.0% of gross proceeds as selling commissions and up to 1.0% of gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. As of December 31, 2018, the Company has funded $0.5 million under this provision. These portions of our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a capital transaction. The timing and amount of such required shortfall funding is indeterminable and could be material to the Company’s operations and liquidity.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — COMMITMENTS AND CONTINGENCIES - continued

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned legacy fees of $0.1 million and $0.7 million during the years ended December 31, 2018 and 2017, respectively.

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

During the years ended December 31, 2018 and 2017, we incurred base consulting fees to JCP of $0.5 million and $0.5 million, respectively. JCP earned legacy fees of $0.2 million and $1.2 million during the years ended December 31, 2018 and 2017, respectively.

Investment in Lakeside JV

During 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two other members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal or other professional fees totaling $0.1 million and $0.6 million to that law firm during the years ended December 31, 2018 and 2017. The Company had outstanding payables to that law firm totaling $2.0 thousand and $36.8 thousand as of December 31, 2018 and December 31, 2017, respectively.

Notes from Certain Investors in Lakeside JV

During the year ended December 31, 2017, certain of the investors in the Lakeside JV executed promissory notes in favor of a subsidiary of the Company totaling $0.7 million. The notes had an annual interest rate of 8% and were to mature at the earlier of 1) the date on which the sale of the Lakeside property occurs, or 2) September 17, 2019. During the year ended December 31, 2018, Lakeside JV sold its real estate assets and the notes were repaid along with accrued interest of $56 thousand. Under applicable accounting guidance, the notes receivable were netted against the non-controlling interest balance in the accompanying consolidated balance sheet.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

Notes Receivable from Certain Partnerships

During the year ended December 31, 2017, a subsidiary of the Company executed promissory notes with certain of the previously unconsolidated partnerships (which the Company began consolidating beginning in the third quarter of 2017) to loan up to $0.7 million for the funding of various costs of such partnerships. During the year ended December 31, 2017, the notes were amended to increase the collective lending facility to a maximum of $5.0 million to cover the partnerships’ anticipated operating and capital expenditures. As of December 31, 2018, the total principal advanced under these notes was $4.7 million. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (7.50% at December 31, 2018) to 8.0% and have maturity dates which are the earliest to occur of: (1) the date of transfer of the partnership’s real estate assets; (2) the date on which the current general partner resigns, withdraws or is removed as general partner; or (3) July 31, 2018. As such, the promissory notes are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and the related accrued interest receivable have been eliminated in consolidation.

Purchase of Mezzanine Mortgage Loan Receivable

During the year ended December 31, 2017, the Company purchased two mezzanine loans in the aggregate face amount of $19.9 million from an affiliate of Chase Funding, for $19.3 million. The loans are collateralized by a pledge of 100% of the equity interests in entities owning commercial real estate. One loan had an original maturity date of September 9, 2016 with three one-year extensions. The borrower has exercised the first two extension options to extend the maturity date to September 9, 2018. The first loan has an annual interest rate of 9.75% plus one-month LIBOR (12.26% at December 31, 2018). The second loan has a maturity date of October 9, 2019 with three one-year extensions, and bears an annual interest rate of 7.25% plus one-month LIBOR (9.71% at December 31, 2018). The respective discount for each loan is being amortized over the term of that loan using the effective interest method. As disclosed in Note 4, during the year ended December 31, 2018, one of these loans entered default status upon its maturity, although it was not considered impaired since the fair value of the underlying collateral was deemed to exceed the carrying value of the loan which has a carrying value of $7.9 million as of December 31, 2018.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19  —  DISCONTINUED OPERATIONS

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

Results of Operations

The following table summarizes the results of operations classified as discontinued operations, net of tax, for the year ended December 31, 2017 for Sedona assets operations from January 1, 2017 through February 28, 2017.

Revenue:	$3,425

Expenses:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	4,034
Interest Expense	1,075
Depreciation and Amortization Expense	278
Settlement and Related Costs	(159)
Total Operating Expenses	5,228

Gain on Disposal of Assets	(6,837)
Provision for Income Taxes	1,963
Income (Loss) from discontinued operations, net of tax	$3,071

Interest expense

The Company allocated interest expense, including amortization of deferred financing fees, to discontinued operations based on the senior mortgage debt that was paid with the proceeds from the sale of the Sedona hotels. The total allocated interest expense for the year ended December 31, 2017 is as follows:

Interest expense	$628
Amortization of deferred financing fees	447
Total	$1,075

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — DISCONTINUED OPERATIONS – continued

Cash Flow Information

The following table presents the total operating and investing cash flows and depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operations for the year ended December 31, 2017:

Cash flows from discontinued operating activities:	$278
Depreciation expense	274
Amortization expense	4

Cash flows from discontinued investing activities:	$649
Investment in real estate owned	649

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — SUBSEQUENT EVENTS

Series B Preferred Stock Matters

Under the Second and Amended and Restated Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2018 for certain expenses that exceeded the approved budget by more than 103%.  However, subsequent to December 31, 2018, we obtained a waiver of this breach from the Series B Investors.

As described in Note 16, at any time after July 24, 2019, each holder of our Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. As of December 31, 2018, the Redemption Price would be approximately $39.6 million. We entered into an agreement effective April 1, 2019 with the holders of the Series B-1 and B-2 Preferred Stock to defer the redemption period for one year, or July 24, 2020, to allow the Company ample time to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock to 160%.

Exchange Offer Termination

In November 2018, the Company commenced an offering of up to $10.2 million in new notes (“New EO Notes”) to existing noteholders of its existing EO Notes to 1) extend the maturity date of the EO Notes from April 29, 2019 to December 15, 2021 and 2) to increase the coupon interest rate from 4% to 7%. In March 2019, the Company elected to terminate the offering due to low participation by existing noteholders and the Company will be required to pay off the notes at maturity.

Tender Offer

In December 2018, the Company launched a tender offer to common shareholders of its Class B and Class C common stock for up to 500,000 shares at $2.00 per share. The tender offer expired in January 2019 and was over-subscribed. The 500,000 shares were issued on a pro rata basis among the participating shareholders, and payment in the amount of $1.0 million was made following the tender offer expiration.

MidFirst Loan Modification

In March 2019, the Company entered into a loan modification agreement with MidFirst bank under which the MacArthur Loan was modified to, among other things, increase the total loan facility from $32.3 million to $37.0 million, increase our equity requirement from $17.4 million to $27.7 million, and increase our interest reserve balance and provide for the Company to establish certain reserves, including a $1.8 million reserve for anticipated future spa renovations at MacArthur. The timing of debt service ratio coverage tests were also modified to allow for the modified renovation project timing.

Bain Termination Agreement
The Employment Agreement between the Company and Mr. Bain, the Company’s Chairman of the Board and Chief Executive Officer, expires on July 24, 2019 (the “Expiration Date”). The Company and Mr. Bain have mutually agreed not to renew or extend Mr. Bain’s employment agreement. Accordingly, on April 11, 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain (the “Bain Termination Agreement”). The material terms of this agreement are summarized below.

1)
The Company and Mr. Bain agree that, effective on the Expiration Date, Mr. Bain’s employment with the Company will terminate and he will resign as an officer and director of the Company. Subsequent to the Expiration Date, the Company may engage Mr. Bain on a month-to-month basis as a consultant pursuant to a separate written agreement at a fee of $30,000 per month;

 IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SUBSEQUENT EVENTS – continued

2)
Provided that Mr. Bain remains employed by the Company through the Expiration Date, he shall be entitled to receive bonus payments of $0.6 million for 2018 services (which have been accrued in the accompanying consolidated financial statements) and $0.35 million for 2019 services, respectively, to be paid no later than April 30, 2019 and March 31, 2020;

3)	The Company has agreed to pay Mr. Bain two payments of $0.25 million each by no later than each of January 31, 2020 and January 31, 2021;

4)
Mr. Bain will be entitled to receive a Legacy Asset Performance Fee (“LAPF”), as calculated in accordance with his current employment agreement, in connection with the disposition of the Company’s interests in the assets of the New Mexico Partnerships (the “New Mexico Assets”) provided that such disposition occurs prior to December 31, 2022. The parties agree that these are the only assets as to which Mr. Bain may be entitled to receive a LAPF following the Expiration Date;

5)
The Company agrees to enter into an agreement with an affiliate of Mr. Bain, ITH Consulting, LLC (“ITH”), pursuant to which ITH will assist the Company in selling the New Mexico Assets. The term of this agreement will commence on July 25, 2019 and terminate on the date of the sale of the New Mexico Assets or December 31, 2022, whichever is earlier. Under this agreement, ITH will be entitled to a fixed monthly fee of $5,000 plus expenses, and an incentive bonus if the net proceeds received by the Company meet certain thresholds and other requirements are met;

6)	The Company will cause any and all unvested equity awards and deferred compensation benefits granted to Mr. Bain to vest by no later than the Expiration Date;

7)	Mr. Bain has agreed to certain noncompetition and nonsolicitation covenants, cooperation covenants and certain other requirements.