Form 10-K/A
period 2018-12-31
IMH Financial Corp
filed 2019-04-30
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ¬     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ¬     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ¬

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).
Yes ☑     No ¬

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¬

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ¬    No ☑

As of April 30, 2019, the registrant had outstanding the following classes and series of stock: (i) 1,722,254 shares of Common Stock, (ii) 3,376,821 shares of Class B-1 Common Stock, (iii) 3,377,953 shares of Class B-2 Common Stock, (iv) 6,912,527 shares of Class B-3 Common Stock, (v) 313,790 shares of Class B-4 Common Stock, (vi) 668,903 shares of Class C Common Stock, (vii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, (viii) 5,595,148 shares Cumulative Convertible Series B-2 Preferred Stock, (ix) 2,352,941 shares of Cumulative Convertible Series B-3 Preferred Stock, and (x) 22,000 shares of Series A Preferred Stock outstanding. There is no established market for the registrant’s shares of common stock or preferred stock.
DOCUMENTS INCORPORATED BY REFERENCE

None.
EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on April 2, 2019 (the “Original Filing”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018.

This Amendment amends and restates Items 10 through 14 of Part III of the Original Filing in their entirety, and the reference on the cover of the Original Filing to the incorporation by reference of Registrant’s definitive proxy statement into Part III of the Annual Report is hereby amended to delete that reference.

The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing, except as specifically referenced herein.

In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS

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

Lawrence D. Bain has served as our chief executive officer and chairman of the board since July 2014. From August 2009 to July 2014, Mr. Bain served as managing partner of ITH Partners, LLC (“ITH Partners”), a private equity and consulting firm, through which Mr. Bain provided strategic consulting services to the Company relating to, among other things, strategic business matters, asset management, asset dispositions, financing matters (including debt and equity issuances), corporate governance, insurance, and loan underwriting. From 2000 to 2009, Mr. Bain served as chief executive officer of TrueNorth Advisors, LLC, an investment-banking firm providing capital advisory services to small and mid-sized companies. From 2004 to 2009, Mr. Bain served as chief executive officer of ProLink Solutions, LLC, which designs, manufactures, maintains and sells global positioning satellite (GPS) golf course management systems and software to golf course owners and operators worldwide. Mr. Bain spent 20 years in the securities industry holding managing director positions at Stifel, Nicolaus & Company, Inc., Everen Securities, Dean Witter and EF Hutton. Mr. Bain is a graduate of the Ohio State University. The Company believes that Mr. Bain’s qualifications to serve on our Board of Directors include his extensive capital markets experience, his demonstrated strategic insight with respect to real estate finance and development companies, and his knowledge and understanding of the Company’s operations and the real estate finance industry in general.

Jonathan T. Brohard has served as our Executive Vice President & General Counsel since January 2015. Mr. Brohard also serves as our Chief Compliance Officer, Director of Human Resources and Corporate Secretary.  From July 2011 until January 2015, Mr. Brohard was an equity shareholder at Polsinelli, PC, a national AmLaw 100 law firm, where he focused his practice on advising clients with respect to real estate acquisitions and real estate development matters, complex financing structures, including institutional debt and equity, private equity, joint ventures and syndications. From January 2010 to July 2011, Mr. Brohard served in various executive positions with American Spectrum Realty Management, a real estate investment and management company with more than 135 properties located across 22 states and more than 240 employees. From 2004 until 2010, Mr. Brohard served as Executive Vice President of Atherton-Newport Investments, LLC, a real estate investment firm. Mr. Brohard received his B.S. in Finance, summa cum laude, from West Virginia University, and his law degree from the University of Virginia.

Samuel J. Montes has served as our Chief Financial Officer since April 2016. Mr. Montes joined IMH in April 2007 and since that time has served in the various capacities of Controller, Director of Financial Reporting and Compliance, Vice President of Finance and Senior Vice President of Finance. Prior to joining IMH, Mr. Montes served as Senior Financial Analyst from September 2005 through March 2007 for Picerne Real Estate Group, a privately-owned, national real estate developer and manager of multi-family residential housing. From November 2004 through August 2005, Mr. Montes served as the Director of Finance for Childhelp USA, a national not-for-profit organization. Mr. Montes’ prior experience includes over 13 years with international public accounting firms, where he worked with real estate, gaming and public sector clients. Mr. Montes has over 25 years of experience in finance and accounting, primarily in the real estate industry. Mr. Montes graduated from California State University of Los Angeles with a Bachelor of Science Degree in Business Administration with a focus in Accounting.

BOARD OF DIRECTORS

Name	First Year as Director	Age	Position
Lawrence D. Bain	2014	69	Chairman of the Board of Directors and Chief Executive Officer
Leigh Feuerstein	2014	47	Director and Chair of the Audit Committee
Dr. Andrew Fishleder	2014	66	Director
Michael M. Racy	2014	57	Director
Lori Wittman	2014	60	Series B Independent Director and Chair of the Compensation Committee
Chad S. Parson	2017	50	Director Designee of the Series B-2 Preferred Shares
Jay Wolf	2014	46	Director Designee of the Series B-1 Preferred Shares

Leigh Feuerstein has served as a director of the Company since July 2014. Mr. Feuerstein is co-founder and CEO of Halen Brands, Inc., a privately-held consumer packaged goods management company with an emphasis in the food segment. From April 2008 to April 2014, Mr. Feuerstein served as chief operating officer and chief financial officer of Element Capital Management LLC, a hedge fund with over $4 billion in assets under management, where he was responsible for overseeing, among other things, accounting, operations, tax and compliance matters, as well as investor relations. In January 1998, Mr. Feuerstein founded Oracle Advisory Services, LLC, a financial advisory and accounting firm, and served as its managing member until April 2008 during which time he was responsible for providing guidance on key operational and deal structure matters to a diverse client base, including multinational corporations, hedge funds, and private equity firms. Mr. Feuerstein is a certified public accountant and earned a Bachelor’s degree in Business Administration from State University of New York-Buffalo. Mr. Feuerstein qualifies as an audit committee financial expert under the rules promulgated by the SEC, and serves as Chair of the Audit Committee of the Board of Directors. We believe Mr. Feuerstein’s qualifications to serve on our Board of Directors include his extensive experience in the asset management industry, his considerable experience in financial and accounting matters, and his experience in the capital markets industry.

Dr. Andrew Fishleder has served as a director of the Company since July 2014. Dr. Fishleder was the Chief Executive Officer of the Cleveland Clinic in Abu Dhabi from 2008 until 2010 where he was responsible for overseeing hospital design and the development of budgets, business plans, staffing plans and start-up hiring. From 2002 to 2008, Dr. Fishleder was Executive Dean at the Cleveland Clinic Lerner College of Medicine of Case Western Reserve University (CWRU) where his responsibilities included oversight of budgeting, donor relations, faculty affairs, curriculum development, and the interface between CWRU and Cleveland Clinic. Dr. Fishleder graduated from the University of Michigan Medical School in 1978. Dr. Fishleder presently serves on the Audit Committee and Compensation Committee of our Board of Directors. We believe Dr. Fishleder’s qualifications to serve on our Board of Directors include his extensive leadership experience related to human capital, organizational development and assessing management effectiveness.

Michael M. Racy has served as a director of the Company since July 2014. Mr. Racy has extensive experience in the real estate development and government relations fields. In April 1997, Mr. Racy founded Racy Associates, Inc., a government relations firm for which he has served as President since its founding. Mr. Racy has been involved in significant real estate development projects in multiple sectors and has a considerable amount of experience in obtaining the necessary entitlements for major real estate development projects. Mr. Racy serves on the Compensation Committee of our Board of Directors. We believe Mr. Racy’s qualifications to serve on our Board of Directors include his extensive knowledge of the real estate development industry.

Director Designee of the Series B-1 Preferred Shares

The holders of our Series B-1 Preferred Shares are entitled to elect an individual designated by the holders of a majority of the Series B-1 Preferred Shares to serve as a member of our Board of Directors (the “Series B-1 Director”). The Series B-1 Director may be removed at any time with or without cause only by the holders of a majority of the Series B-1 Preferred Shares, and any vacancy in the directorship designated by the Series B-1 Preferred Shares may be filled only by the holders of a majority of the Series B-1 Preferred Shares. The holders of the Series B-1 Preferred Shares have re-designated Jay Wolf to serve as the Series B-1 Director. The Board has reviewed the qualifications of Mr. Wolf and believes that Mr. Wolf will make valuable contributions to the Board and the governance of the Company. Mr. Wolf’s biographical information is set forth below:

Jay Wolf (age 46) has served as a director of the Company since July 2014. From July 2010 to the present, Mr. Wolf has been Managing Member of Juniper Capital Partners, LLC, a private investment firm and parent company of Juniper NVM and JCP Realty. From November 2003 until September 2009, Mr. Wolf was a partner at Trinad Capital Management LLC, the manager of an activist hedge fund primarily focused on distressed small-cap public companies where Mr. Wolf assisted portfolio companies through board participation, the assemblage of management teams, and the establishment of business and financial strategies for these companies. Prior to his work at Trinad, Mr. Wolf served as Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd., a marketing communications firm providing advertising, public relations and related services. Mr. Wolf began his career as an analyst in the senior debt department of Canadian Corporate Funding, Ltd., a Toronto-based merchant bank, and subsequently for Trillium Growth Capital, the firm’s venture capital fund. We believe Mr. Wolf’s qualifications to serve on our Board of Directors include his previous and current active advisory role in Juniper’s portfolio of private equity and real estate investments and his prior service on the boards of several public companies, including service as lead independent director. As the Series B-1 Director, Mr. Wolf serves on the Investment Committee of the Board of Directors.

Director Designee of the Series B-2 Preferred Shares

The holders of our Series B-2 Preferred Shares are entitled to elect an individual designated by the holders of a majority of the Series B-2 Preferred Shares to serve as a member of our Board of Directors (the “Series B-2 Director”). The Series B-2 Director may be removed at any time with or without cause only by the holders of a majority of the Series B-2 Preferred Shares, and any vacancy in the directorship designated by the Series B-2 Preferred Shares may be filled only by the holders of a majority of the Series B-2 Preferred Shares. The holders of the Series B-2 Preferred Shares have designated Chad Parson to serve as the Series B-2 Director. The Board has reviewed the qualifications of Mr. Parson and believes that Mr. Parson will make valuable contributions to the Board and the governance of the Company. Mr. Parson’s biographical information is set forth below:

Chad Parson (age 50) joined the IMH board effective April 24, 2017. Since March 1998, Mr. Parson has worked at J.P. Morgan Securities LLC and is currently a Managing Director in J.P. Morgan’s Special Opportunities Group. During his twenty year career at J.P. Morgan’s investment bank, Mr. Parson held several positions in areas which include debt capital markets, credit derivatives and risk, and served as Head of Repackaging for North America. Since 2009, he has been focused on special situations for the investment bank, and currently serves on the underwriting commitments committee for structured credit products. Mr. Parson is a member of the New York Bar Association and practiced as an attorney at Shearman & Sterling prior to joining J.P. Morgan. In addition to the IMH board, he serves or has served on the boards of seven companies based in the United States, Cayman Islands and Spain. Mr. Parson received a B.A. in 1990 from Duke University and a J.D. in 1995 from Fordham University School of law. As the Series B-2 Director, Mr. Parson serves on the Investment Committee of the Board of Directors.

Series B Independent Director

For so long as Juniper holds 50% or more of the number of shares of B-1 Preferred Shares it was issued on the Series B Original Issue Date and Chase Funding holds 50% or more of the number of shares of Series B-2 Preferred Shares it acquired on the JPM Acquisition Date, the holders of the B-1 Preferred Shares and B-2 Preferred Shares, are entitled to vote for the election of the Series B Independent Director. Since Juniper holds and has continuously held since the Series B Original Issue Date all of the B-1 Preferred Shares and Chase Funding holds and has continuously held since the JPM Acquisition Date all of the B-2 Preferred Shares, Juniper and Chase Funding jointly have the right to designate the Series B Independent Director. Juniper and Chase Funding have re-designated Lori Wittman to serve as the Series B Independent Director. The Board has reviewed the qualifications of Ms. Wittman and believes that she will make valuable contributions to the Board and the governance of the Company. Ms. Wittman’s biographical information is set forth below:

Lori Wittman (age 60) has served as a director of the Company since July 2014. Ms. Wittman has extensive experience in the real estate development industry. Ms. Wittman has served as Executive Vice President, Chief Financial Officer and as a member of the board of directors of Big Rock Partners Acquisition Corp., a special purpose acquisition company (NASDAQ: BRPAU), targeting the acquisition of senior housing operators since August 2017, and has served as a director of Global Medical REIT (NYSE: GMRE) from May 2018 to the present. From August 2015 to August 2017, Ms. Wittman served as Executive Vice President and Chief Financial Officer of Care Capital Properties, Inc. (“CCP”) a public Real Estate Investment Trust (“REIT”) that was spun-off by Ventas, Inc., where she had served as Senior Vice President of Capital Markets & Investor Relations. Ventas, a publicly-held REIT, owns over 1,600 healthcare properties across the United States and Canada. During her tenure at Ventas, Ms. Wittman had oversight responsibilities for all capital market, investor relations and marketing activities and oversaw the corporate analyst team responsible for the corporate earnings model. From 2006 through 2011, Ms. Wittman was Chief Financial Officer & Managing Principal for Big Rock Partners, LLC, a real estate private equity firm focused on generating returns through development and redevelopment, where she led all capital markets, accounting and investor activities. Ms. Wittman has also served in various capacities for General Growth Properties, Heitman Financial and Homart Development Company, all entities involved in the investment and/or development of real estate. Ms. Wittman has served on the Board of Directors and as Head of the Audit Committee of Green Realty Trust, Inc. Ms. Wittman received her MBA with a concentration in Finance and Accounting from the University of Chicago, and her Masters in City Planning in Housing and Real Estate Finance from the University of Pennsylvania. Ms. Wittman serves as a member of our Audit Committee and as Chairperson of the Compensation Committee of our Board of Directors. We believe that Ms. Wittman’s qualifications to serve on our Board of Directors include her extensive experience in the real estate investment industry, her considerable experience in financial and accounting matters, and her experience in the capital markets industry.

CORPORATE GOVERNANCE

We believe that we have implemented effective corporate governance policies and observe good corporate governance procedures and practices. We have adopted a number of written corporate governance policies, including a Code of Business Conduct and Ethics, and the charters for our Audit Committee, Compensation Committee and Investment Committee can be found on our website at www.imhfc.com.

Director Independence

The Board reviews the independence of each director at least annually. During these reviews, the Board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. Although our shares are not listed for trading on any national securities exchange, our Board has adopted the independence requirements of the New York Stock Exchange (NYSE) in making its determination regarding the independence of its members. The Board has conducted its annual review of director independence. Based upon the foregoing review, the Board has determined that all of our directors are independent other than Mr. Bain, our Chief Executive Officer, and Messrs. Wolf and Parson, the Series B-1 Director and Series B-2 Director, respectively. Accordingly, our Board of Directors is comprised of a majority of independent directors.

Board and Committee Meetings

The Board of Directors held four meetings during 2018. The directors also, on occasion, communicate informally to discuss the affairs of the Company and, when appropriate, take formal action by written consent of all of the directors, in accordance with our Certificate of Incorporation, By-laws and Delaware law. Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Investment Committee. Members of such committees met formally and informally from time to time throughout 2018 on committee matters, with the Audit Committee holding four meetings, the Compensation Committee holding four meetings, and the Investment Committee holding two meetings. Each director attended, in person or by telephone, at least 75% of the meetings of the Board and any committee of which he or she was a member.

Attendance at Annual Meeting

Although the Company does not have a policy with respect to attendance by members of the Board of Directors at its annual meeting of stockholders, all directors are encouraged to attend. Mr. Bain was present at the stockholders meeting held on June 14, 2018.

Committees

General. The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and an Investment Committee. The Audit Committee and Compensation Committee are comprised solely of independent directors as defined in NYSE listing standards. The Board of Directors has adopted a written charter for each of the committees. These charters, as well as our Code of Business Conduct and Ethics, are posted and available on our website at www.imhfc.com/investor-relations/. Stockholders may request copies of these corporate governance documents, free of charge, by writing to IMH Financial Corporation, 7001 N. Scottsdale Road, Suite 2050, Scottsdale, Arizona 85253, Attention: Corporate Secretary.

Audit Committee. The Audit Committee is responsible for, among other things, assisting the Board in overseeing (i) the integrity of the Company’s financial statements, (ii) the qualifications and independence of the registered public accounting firm that audits the Company’s financial statements, (iii) the performance of the Company’s auditors; and (iv) the Company’s internal accounting and financial reporting controls. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s auditors. Additionally, the Audit Committee is responsible for approving all related-party transactions that are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. Each member of the Audit Committee is an independent director as defined by applicable NYSE listing standards and SEC Rule 10A-3. Each member of the Audit Committee also is financially literate. The current members of the Audit Committee are Leigh Feuerstein (Chair), Dr. Andrew Fishleder and Lori Wittman. The Board of Directors has determined that Leigh Feuerstein is qualified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee held four meetings during 2018.

Compensation Committee. The Compensation Committee is responsible for, among other things, overseeing (i) the compensation of the Company’s executive officers, (ii) the Company’s overall compensation programs, and (iii) the Company’s talent management and organizational development. The Compensation Committee also is responsible for evaluating the performance of our Chief Executive Officer, reviewing and approving the salary and other compensation (including equity-based incentives) of our Chief Executive Officer, overseeing and administering the Company’s equity and non-equity incentive plans, and engaging and determining the fees of any compensation consultants. The Compensation Committee has the authority to delegate certain authority to one or more executive officers of the Company with respect to changes to, and the administration of, our existing employee benefit plans. In making its compensation decisions and recommendations (other than with respect to the compensation of our Chief Executive Officer), the Compensation Committee takes into account the recommendation of our Chief Executive Officer. Other than giving his recommendation, our Chief Executive Officer does not participate in the Compensation Committee’s decisions regarding his own compensation. The Compensation Committee is appointed by the Board, and consists entirely of independent directors, as defined by applicable NYSE listing standards. The current members of this committee are Lori Wittman (Chair), Dr. Andrew Fishleder and Michael M. Racy. The Compensation Committee held four meetings during 2018.

Investment Committee. The primary purposes of the Investment Committee are to assist the Board in reviewing the Company’s investment policies and strategies and in overseeing the Company’s capital and financial resources. No “Investment” (as defined in the Investment Committee’s Charter, a copy of which is posted on the Company’s website at www.imhfc.com/investor-relations/) on behalf of the Company may be made without the Committee’s approval or the approval of a delegate of the Committee pursuant to an appropriate delegation of the Committee’s authority. In order to carry out its mission and function, and subject to the terms of the Company’s Certificate of Incorporation, the Committee has the authority to:

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

•	review the performance of the investment portfolios of the Company and its subsidiaries; and

•	approve and revise as appropriate, the Company’s investment policies and guidelines.

The current members of the Investment Committee are Lawrence D. Bain (Chair), Chad Parson and Jay Wolf. The Investment Committee held two meetings during 2018.

Nominating Committee. We do not have a standing Nominating Committee. Our Board of Directors has determined that it is appropriate for us not to have a Nominating Committee because all of the matters for which a Nominating Committee would be responsible are presently considered by our entire Board of Directors. We do not have a charter that governs the director nomination process. Each member of our Board of Directors participates in the consideration of director nominees other than with respect to the Series B-1 Director, the Series B-2 Director and Series B Independent Director who are designated by the holders of our Preferred Shares. The process followed by our Board of Directors to identify and evaluate director candidates includes requests to members of our Board of Directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of our Board of Directors. In considering whether to recommend any particular candidate for inclusion in its slate of recommended director nominees, our Board of Directors considers various criteria including the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest, and ability to act in the interests of all stockholders. Our Board of Directors does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board of Directors does not have a policy with regard to the consideration of diversity in identifying director candidates, but our Board of Directors believes that the backgrounds and qualifications of its directors, considered as a whole, should provide a composite mix of experience, knowledge, and abilities that will allow our Board of Directors to fulfill its responsibilities.

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

The Board will give appropriate consideration to qualified persons recommended by stockholders for nomination as our directors, provided that the stockholder delivers written notice to the Secretary of the Company, which contains the following information:

•	the name and address of the stockholder and each director nominee;

•	a representation that the stockholder is entitled to vote and intends to appear in person or by proxy at the meeting in which such director nominee will be considered for election;

•	a description of any and all arrangements or understandings between the stockholder and each director nominee;

•	such other information regarding the director nominee that would have been required to be included by the SEC in a proxy statement had the director nominee been named in a proxy statement;

•	a brief description of the director nominee’s qualifications to be a director; and

•	the written consent of the director nominee to serve as a director if so elected.

Subject to meeting the above requirements, the Board evaluates director nominees proposed by stockholders using the same criteria as for other candidates not nominated by stockholders.

Board Leadership Structure

We operate in a dynamic industry. Therefore, the Board of Directors believes that our Chief Executive Officer is the most appropriate person to serve as our Chairman of the Board because he possesses in-depth knowledge of the issues, opportunities and challenges facing our business. Because of this knowledge and insight, we believe that he is in the best position to effectively identify strategic opportunities and priorities and to lead the discussion for the execution of the Company’s strategies and achievement of its objectives. As Chairman, our Chief Executive Officer is able to:

•	focus the Board of Directors on the most significant strategic goals and risks of our businesses;

•	utilize the individual qualifications, skills and experience of each director in order to maximize his or her contribution to the Board of Directors;

•	ensure that each other member of our Board of Directors has sufficient knowledge and understanding of our business to enable him or her to make informed judgments; and

•	facilitate the flow of information between the Board of Directors and management of the Company.

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

The Board’s Role in Risk Oversight

Our Board of Directors oversees the Company’s risk management efforts by reviewing information provided by management in order to oversee risk identification, risk management, and risk mitigation strategies. Our Board committees assist the Board in overseeing our material risks by focusing on risks related to the particular area of concentration of that committee. For example, our Compensation Committee oversees risks related to our executive compensation plans and arrangements, our Audit Committee oversees the financial reporting, internal control and related-party transaction risks, and our Investment Committee oversees risks associated with the investments of the Company. Each committee reports its discussions of the applicable relevant risks at such Board meetings as appropriate. The full Board of Directors incorporates the insight provided by these reports into its overall risk management analysis.

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

Compensation Committee Interlocks and Insider Participation

In 2018, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be construed to constitute an interlocking relationship (as described in Item 407(e)(iii) of SEC Regulation S-K).

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics applies to all of its employees, including its Chief Executive Officer and its Chief Financial Officer. The Code of Business Conduct and Ethics and all Committee charters are posted on the Company’s website at www.imhfc.com/investor-relations/.

Certain Legal Proceedings

In January 2008, Atherton-Newport Investments, LLC (“Atheron-Newport”) filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. At the time of such filing, Mr. Brohard was an Executive Vice President of Atherton-Newport. The proceeding was dismissed in June 2011. In March 2008, Starvox Communications, Inc. (“Starvox”) filed a petition for liquidation under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Jose Division. Mr. Wolf, one of our directors, was Chief Operating Officer and Chief Financial Officer of Starvox from March 2005 to March 2007. Shells Seafood Restaurants, Inc., a company for which Mr. Wolf formerly served as a director, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, in September 2008. In July 2009, Mr. Bain, the Company’s Chief Executive Officer, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona. Mr. Bain received a full discharge and the case was terminated in August 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC reports on Forms 3, 4 and 5 concerning their ownership of and transactions in our common stock and other equity securities.

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes compensation information for the Company’s Chief Executive Officer, Executive Vice President, and Chief Financial Officer who are the only named executive officers for the fiscal years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)	All Other Compensation ($)		Total ($)
Lawrence D. Bain,	2018	$1,145,352	$200,100		$210,638	$194,417	(2)	$1,750,507
Chief Executive Officer and Chairman of the Board of Directors	2017	1,101,300	290,250		193,500	655,048	(2)	2,240,098
Samuel J. Montes,	2018	283,250	76,903	(6)	—	21,360	(4)	381,513
Chief Financial Officer	2017	275,000	60,709	(6)	180,021	13,556	(4)	529,286
Jonathan T. Brohard,	2018	464,409	177,284	(3)	67,254	34,701	(5)	743,648
Executive Vice President, General Counsel and Secretary	2017	450,882	126,851	(3)	84,567	17,297	(5)	679,597

(1)    The amounts reported in this column reflect the non-cash, aggregate fair value of time-vested restricted stock units and stock option awards at the grant date computed in accordance with FASB ASC Topic 718 “Stock Compensation.”

(2)    Includes Company contributions of $7,342 and $8,825 to the Company’s 401(k) program, life and disability insurance premiums paid by the Company of $51,425 and $51,675, payout of accrued vacation of $41,543 and $0, and payments of $94,107 and $594,548 made under Mr. Bain’s employment agreement in connection with the disposition of certain legacy assets held by the Company sold at values in excess of 110% of their carrying value as of December 31, 2010, for the years ended December 31, 2018 and 2017, respectively.

(3)    The 2018 amount includes the payout of $42,284 of previously awarded deferred compensation as well as a board approved discretionary bonus of $135,000. The 2017 amount reflects a board approved discretionary bonus of $126,851.

(4)    Includes Company contributions of $11,000 and $10,600 to the Company’s 401(k) program, disability insurance premiums paid by the Company of $2,956 and $2,956, and payout of accrued vacation of $7,404 and $0 for the years ended December 31, 2018 and 2017, respectively.

(5)    Other compensation includes Company contributions of $11,000 and $10,600 to the Company’s 401(k) program, disability insurance premiums paid by the Company of $6,612 and $6,697, and payout of accrued vacation of $17,089 and $0 for the years ended December 31, 2018 and 2017, respectively.

(6)    The 2018 amount includes the payout of $26,903 of previously awarded deferred compensation as well as a board approved discretionary bonus of $50,000. The 2017 amount reflects a board approved discretionary bonus of $60,709 (which includes a portion of a guaranteed bonus under Mr. Montes' employment agreement).

Outstanding Equity Awards as of Fiscal Year End

The following table provides certain information with respect to equity awards outstanding at December 31, 2018:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Lawrence D. Bain, Chief Executive Officer	150,000	(1)	-	$9.58	June 30, 2021
	1,000,000	(2)	-	1.72	July 24, 2024
Samuel J. Montes, Chief Financial Officer	35,000	(1)	-	9.58	June 30, 2021
	65,000	(3)	-	1.72	April 1, 2025

(1)    These options were issued to Messrs. Bain and Montes in July 2011 and vested over a three-year period that ended in July 2014.

(2)    This warrant was issued to an affiliate of Mr. Bain in July 2014 and immediately vested.

(3)    These options vested ratably in three equal annual installments that ended in May 2018.

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

Our executive compensation program takes into consideration the following: (i) the marketplace for the individuals that we seek to attract, retain and motivate; (ii) our past practices; and (iii) the talents that each individual executive brings to us. Except in certain instances when we bring on a new executive officer, we have not utilized the services of a compensation consultant to provide advice or recommendations on the amount or form of executive compensation and have not engaged in any formal benchmarking. Rather, compensation decisions have historically been based exclusively on the market knowledge of our Board of Directors, as supplemented by other of our personnel.

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

Base Salary. Base salary is a compensation element that is not at risk and is designed to compensate the Company’s named executive officers for their roles and responsibilities and provide a stable and fixed level of compensation that serves as a retention tool. Each executive’s base salary is determined based on the executive’s role and responsibilities, unique skills and future potential, as well as the Company’s financial condition and available resources.

Short-Term Cash Incentive Opportunity. The Company maintains a bonus plan to provide its executive officers and certain other employees with annual cash incentives for superior performance. Executive officers are eligible for an annual bonus based upon the size of an Executive Bonus Pool (which is to be no less than 10% of a modified pre-tax earnings (“MPTE”) target established by the Compensation Committee) and each participant’s percentage interest in the Executive Bonus Pool. If the Company achieves between 60% and 100% of the MPTE target, a sliding scale is used to determine the amount of the Executive Bonus Pool for that plan year. If the Company’s actual MPTE exceeds the MPTE target established for that plan year, the Compensation Committee, in its discretion, may increase the Executive Bonus Pool. If the Company achieves less than 60% of the MPTE target, then no bonuses are payable under the plan. However, the Compensation Committee may establish discretion in approving annual bonuses for all employees.

Long-Term Equity Incentive Opportunity. Equity-based compensation is discretionary, and is administered by the Compensation Committee. Equity-based compensation awarded to the Company’s named executive officers is summarized above.

Employment Agreements

The Company believes that entering into employment agreements with each of its named executive officers is necessary in order to attract and retain talented and experienced individuals for the Company’s senior level positions. In addition to base salary, each employment agreement provides the executive officer with the opportunity to earn cash and equity-based bonus compensation. In this way, the employment agreements help the Company meet the initial objective of its compensation program. For more details of these employment agreements and arrangements, see the disclosure under “Executive Compensation-Summary Compensation Table.”

2010 Employee Stock Incentive Plan

Under the First Amended and Restated 2010 IMH Financial Corporation Employee Stock Incentive Plan (the “2010 Equity Incentive Plan”), the Company can grant equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, and other stock-based awards, which are used to attract, retain and motivate qualified employees. The Company believes that the equity-based awards available under our 2010 Equity Incentive Plan help align the interests of award recipients with the interests of our stockholders.

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

Deferred Compensation Program

In November 2014, the Compensation Committee approved the adoption of the IMH Financial Corporation Deferred Compensation Plan (“Deferred Compensation Plan”) which, among other things, allows eligible employees and non-employee directors of the Company to defer up to 90% of their base salaries or director fees, as applicable, and up to 90% of their bonuses. The Deferred Compensation Plan also allows the Company to credit additional amounts to the bookkeeping accounts maintained on behalf of the participants in such amounts as may be determined by the Compensation Committee. Such discretionary credits will generally be subject to vesting restrictions.

Additional Compensation Programs

In addition to the compensation programs described above, the Company may establish other compensation plans and programs for the benefit of its executive officers and other employees, including, but not limited to, additional short or long-term incentive compensation plans and severance, change-in-control or other similar benefit plans.

Section 162(m) Policy

Section 162(m) of the Code generally disallows a tax deduction by publicly held corporations for compensation over $1 million paid to their chief executive officers and certain of their other most highly compensated executive officers unless certain tests are met. In order to deduct option awards and annual bonuses under Section 162(m), the option awards and bonuses must be approved by a Compensation Committee consisting solely of independent directors. Notwithstanding the foregoing, the Company may not preserve the deductibility of compensation in all cases.

Employment, Change in Control and Severance Agreements

Under the terms of the respective employment agreements with each of Messrs. Bain, Brohard and Montes, various provisions exist with respect to a change in control of the Company, termination for cause, and termination for good reason, as such terms are defined in the executive’s respective employment agreement.

Upon any termination of Mr. Bain during the term of his employment agreement, Mr. Bain, or his estate, shall in all events be paid all accrued but unpaid base salary and benefits, provided that in the event that Mr. Bain is terminated with cause or Mr. Bain resigns without good reason, then Mr. Bain will not be eligible to receive any unpaid bonus arising out of the Company’s executive bonus pool. In the event of Mr. Bain’s termination without cause or as a result of a disability, or if Mr. Bain resigns with good reason, Mr. Bain will also be entitled to a severance payment equal to three years average annual compensation and the continued receipt of welfare benefits for a thirty-six (36) month term. Upon Mr. Bain’s death, his estate or designated beneficiary will also be entitled to be paid a pro rata portion of any bonus arising out of the Company’s executive bonus pool. In the event of a change in control of the Company, or if Mr. Bain is terminated without cause, or as a result of his death, all of Mr. Bain’s unvested equity-based awards that have been granted by the Company shall become fully vested.

The Employment Agreement between the Company and Mr. Bain expires on July 24, 2019 (the “Expiration Date”). The Company and Mr. Bain have mutually agreed not to renew or extend Mr. Bain’s employment agreement, and on April 11, 2019, the parties entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement (the “Bain Termination Agreement”), the material terms of which are summarized below:

1)     The Company and Mr. Bain agree that, effective on the Expiration Date, Mr. Bain’s employment with the Company will terminate and he will resign as an officer and director of the Company. Subsequent to the Expiration Date, the Company may engage Mr. Bain on a month-to-month basis as a consultant pursuant to a separate written agreement at a fee of $30,000 per month;

2)    Provided that Mr. Bain remains employed by the Company through the Expiration Date, he shall be entitled to receive bonus payments of $0.6 million for his 2018 services and $0.35 million for his 2019 services, respectively, to be paid no later than April 30, 2019 and March 31, 2020;

3)    The Company has agreed to pay Mr. Bain two payments of $0.25 million each by no later than each of January 31, 2020 and January 31, 2021;

4)    Mr. Bain will be entitled to receive a Legacy Asset Performance Fee (“LAPF”), as calculated in accordance with his current employment agreement, in connection with the disposition of the Company’s interests in the assets of the New Mexico Partnerships (the “New Mexico Assets”) provided that such disposition occurs prior to December 31, 2022. The Company and Mr. Bain agree that these are the only assets as to which Mr. Bain may be entitled to receive a LAPF following the Expiration Date;

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

7)    Mr. Bain has agreed to certain noncompetition and non-solicitation covenants, cooperation covenants and certain other requirements.

Upon any termination of Mr. Brohard during his employment period with the Company, Mr. Brohard, or his estate, shall in all events be paid all accrued but unpaid base salary and benefits, provided that in the event that Mr. Brohard is terminated with cause or Mr. Brohard resigns without good reason, then Mr. Brohard will not be eligible to receive any unpaid bonus arising out of the Company’s executive bonus pool or any bonus arising out of a bonus program created to reduce the use of outside legal resources. In the event of Mr. Brohard’s termination without cause or as a result of a disability, or if Mr. Brohard resigns with good reason, Mr. Brohard will also be entitled to a severance payment equal to $1,425,000 less any base salary and guaranteed bonus paid for the year of termination, provided, however, that if such termination occurs after the 24 month anniversary of his employment but before the 36 month anniversary of his employment, the severance payment shall be equal to one year’s base salary plus any unpaid bonus arising out of the Company’s executive bonus pool and any bonus arising out of a bonus program created to reduce the use of outside legal resources. Upon Mr. Brohard’s death, his estate or designated beneficiary will also be entitled to be paid a pro rata portion of any bonus arising out of the Company’s executive bonus pool and any bonus arising out of a bonus program created to reduce the use of outside legal resources. In the event of a change in control of the Company, or if Mr. Brohard is terminated without cause, or as a result of his death, all of Mr. Brohard’s unvested equity-based awards that have been granted by the Company shall become fully vested.

Upon any termination of Mr. Montes during his employment period with the Company, Mr. Montes, or his estate, shall in all events be paid all accrued but unpaid base salary and benefits, provided that in the event that Mr. Montes is terminated with cause or Mr. Montes resigns without good reason, then Mr. Montes will not be eligible to receive any unpaid bonus arising out of the Company’s executive bonus pool or any bonus arising out of a bonus program created to reduce the use of outside legal resources. In the event of Mr. Montes’ termination without cause or as a result of a disability, or if Mr. Montes resigns with good reason, Mr. Montes will also be entitled to a severance payment equal to 50% of his base salary and guaranteed bonus paid for the year of termination. Upon Mr. Montes’ death, his estate or designated beneficiary will also be entitled to be paid a pro rata portion of any bonus arising out of the Company’s executive bonus pool and any bonus arising out of a bonus program created to reduce the use of outside legal resources. In the event of a change in control of the Company, or if Mr. Montes is terminated without cause, or as a result of his death, all of Mr. Montes’ unvested equity-based awards that have been granted by the Company shall become fully vested.

The payment of any severance payment is conditioned upon the executive executing and not revoking a customary separation agreement, including customary restrictive covenants.

Director Compensation

Under our current director compensation program, each non-employee and independent director of the Company is entitled to receive the following: (i) an annual cash retainer of $40,000 payable in advance in equal quarterly installments; (ii) a cash payment of $2,500 for each attended board meeting; and (iii) an annual grant of restricted common stock in an amount equal to $20,000 based on the fair market value of such shares to vest twelve months after the date of grant. In addition, each independent director is entitled to receive a cash payment of $50,000 upon his initial election or appointment to the Board, payable on the second anniversary of such director’s appointment or election provided the director is then serving as a director as of such second anniversary date. In addition, each member of the Audit Committee receives an annual cash fee of $12,500, except in the case of the Chairperson of the Audit Committee, who receives an annual cash fee of $25,000, and each member of the Audit Committee also receive a cash payment of $1,500 for each attended committee meeting. Each member of the Compensation Committee receives an annual cash fee of $5,000, except in the case of the Chairperson of the Compensation Committee, who receives an annual cash fee of $10,000. Each member of the Compensation Committee also receives a cash payment of $1,000 for each attended committee meeting. Each member of the Investment Committee receives a cash payment of $5,000 for each investment opportunity brought before the Investment Committee for approval.

The following table sets forth information regarding fiscal 2018 compensation for each director other than Mr. Bain, whose compensation is set forth above in the Summary Compensation table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation (1)	Total
Leigh Feuerstein	$94,750	$20,000	$6,824	$121,574
Andrew Fishleder, M.D.	88,375	20,000	3,287	111,662
Michael M. Racy	66,750	20,000	—	86,750
Lori Wittman	94,625	20,000	2,849	117,474
Jay Wolf	—	—	6,899	6,899
Chad Parson	—	—	—	—

(1)    Includes travel related expense reimbursements. Does not include: (i) consulting fees of $0.45 million paid in fiscal year 2018 to JCP Realty, an affiliate of Mr. Wolf, pursuant to the JCP Consulting Agreement, or (ii) distributions made to certain board members that participated in the Lakeside JV. See “Certain Relationships and Related Party Transactions” for further information regarding the terms of these agreements and transactions.

(2)    Each non-employee and independent director of the Company is entitled to an annual grant of restricted common stock in an amount equal to $20,000 based on the fair market value of such shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the number of voting securities beneficially owned, as of April 30, 2019, by:

•each person known by us to beneficially own more than 5% of our outstanding common stock, based on the most recent Schedules 13G and 13D filed with the SEC and the information contained in those filings;

•each of our present directors;

•each of our present named executive officers; and

•all of our present directors and named executive officers as a group.

Unless otherwise indicated, the address for each person included in the table is c/o IMH Financial Corporation, 7001 N. Scottsdale Road, Suite 2050, Scottsdale, Arizona 85253.

As of April 30, 2019, we had outstanding (i) 1,722,254 shares of Common Stock, (ii) 3,376,821 shares of Class B-1 Common Stock, (iii) 3,377,953 shares of Class B-2 Common Stock, (iv) 6,912,527 shares of Class B-3 Common Stock, (v) 313,790 shares of Class B-4 Common Stock and (vi) 668,903 shares of Class C Common Stock ((i) through (vi) collectively, the “Common Shares”), (vii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock (the “B-1 Preferred Shares”), (viii) 5,595,148 shares of Series B-2 Cumulative Convertible Preferred Stock (the “B-2 Preferred Shares”), and 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock (the “B-3 Preferred Shares”, and with the B-1 Preferred Shares and the B-2 Preferred Shares, collectively referred to as the “Preferred Shares,” and the Preferred Shares with the Common Shares, sometimes collectively referred to herein as “Shares” or “Voting Shares”).

Each share of our outstanding Preferred Shares is convertible immediately, at the sole discretion of the holder, into a number of Common Shares determined by dividing (i) the sum of (a) the initial purchase price paid for such shares (the “Original Price”) and (b) all accrued and unpaid dividends on the Preferred Shares by (ii) the then effective conversion price, which is the Original Price, as adjusted from time to time in accordance with the terms of the Second Amended Certificate of Designation. As of April 30, 2019, the number of Common Shares into which the Preferred Shares are convertible is 10,607,729.

Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from As of April 30, 2019.

Except as indicated in the footnotes to the table below and pursuant to state community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
JPMorgan Chase Funding, Inc. (2)	7,948,089	26.1%
Juniper Capital Partners, LLC (3)	3,604,852	11.8%

(1)    The percentages of our common stock beneficially owned was calculated based on 30,469,024 common stock equivalents consisting of the 16,362,248 Common Shares issued and outstanding, 10,552,941 Preferred Shares convertible into our Common Shares, warrants and options for the purchase of 3,244,314 shares of Common Stock exercisable within 60 days of April 30, 2019, and unvested restricted stock awards for 299,522 common shares, the vesting of which are subject to the restricted stock agreements but have voting rights as to all shares as of the date of each such agreement. The amount of common stock equivalents does not take into account the additional 54,788 Common Shares into which the currently outstanding Preferred Shares are convertible as of April 30, 2019 under the Second Amended Certificate of Designation.

(2)    The Schedule 13D for JPMorgan Chase Funding Inc. includes JPMorgan Chase& Co., a Delaware corporation. The address for both of these parties is 383 Madison Avenue, New York, New York 10179. Does not include the right to vote an additional 40,316 shares as of the record date of April 30, 2019 pursuant to the Second Amended Certificate of Designation.

(3)    The Schedule 13D for Juniper Capital Partners, LLC includes Juniper NVM, JCP Realty and Jay Wolf. The address for all of these parties is 11150 Santa Monica Blvd., Suite 1400, Los Angeles, California 90025. Includes 1,000,000 shares that Juniper NVM has the right to acquire by exercising a warrant that is exercisable within 60 days of April 30, 2019. Does not include the right to vote an additional 14,471 shares as of the record date of April 30, 2019 pursuant to the Second Amended Certificate of Designation.

Security Ownership of Named Executive Officers and Directors

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Lawrence D. Bain	2,074,745	(1)	6.8%
Jonathan Brohard	227,621	(2)	*
Samuel J. Montes	230,090	(3)	*
Leigh Feuerstein	59,356		*
Andrew Fishleder, M.D.	60,458		*
Michael M. Racy	59,356		*
JPMorgan Chase Funding, Inc.	7,948,089	(4)	26.1%
Lori Wittman	59,356		*
Jay Wolf	3,604,852	(5)	11.6%
All directors and executive officers as a group (9 persons)	14,323,922		47.0%

*    Less than 1% of the number of shares of common stock outstanding.

(1)     Includes 50,000 unrestricted shares of Common Stock held by Mr. Bain, 874,745 shares, net of amounts for certain tax elections made, of restricted Common Stock held by Mr. Bain subject to certain vesting and other restrictions, 150,000 shares of Common Stock that Mr. Bain has the right to acquire by exercising options that are exercisable within 60 days of April 30, 2019, and 1,000,000 shares of Common Stock that an affiliate of Mr. Bain has the right to acquire by exercising warrants that are exercisable within 60 days of April 30, 2019.

(2)    Reflects the award of shares of restricted stock, net of amounts for certain tax elections made, which are subject to vesting and other restrictions, but with voting rights as to all shares as of the date of the award.

(3)    Reflects the award of 130,090 shares of restricted stock net of amounts for certain tax elections made, which are subject to vesting and other restrictions, but with voting rights as to all shares as of the date of the award, and the award of 100,000 shares of Common Stock that Mr. Montes has the right to acquire by exercising options that are exercisable within 60 days of April 30, 2019.

(4)    Reflects the share information set forth on the Schedule 13D/A filed by Chase Funding on June 4, 2018. Excludes the 40,316 additional shares of Common Stock into which the shares of the Series B-1 and Series B-3 Preferred Stock held by JPMorgan Chase Funding are convertible as of April 30, 2019 pursuant to the Second Amended Certificate of Designation.

(5)    Reflects the share information set forth on the Schedule 13D/A filed by Juniper Capital Partners, LLC on February 16, 2018. Excludes the 14,471 additional shares of Common Stock into which the shares of the Series B-1 Preferred Stock held by Juniper NVM and JCP Realty are convertible as of April 30, 2019 pursuant to the Second Amended Certificate of Designation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Consulting Services Agreement with JCP Realty Advisors

In July 2014, the Company and JCP Realty entered into a consulting services agreement (the “Consulting Agreement”) pursuant to which JCP Realty agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. Our director, Jay Wolf, is the Managing Member of Juniper Capital Partners, the parent company of JCP Realty. The initial term of the Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination was provided by either party. The Company and JCP entered into an amendment of the Consulting Agreement dated October 17, 2017 pursuant to which: (i) the term was extended for two years; (ii) the annual base consulting fee was reduced from $0.6 million to $0.45 million (subject to possible upward adjustment based on an annual review by our board of directors); and (iii) JCP is entitled to receive a maximum 1.25% origination fee on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP (subject to a reduced fee based on the increasing size of the loan or investment). JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from (ii) the gross sales proceeds received from the sale of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the year ended December 31, 2018, we incurred base consulting fees to JCP of $0.45 million and JCP earned legacy fees of $0.2 million.

Park City, Utah Lakeside Investment

During 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two other members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal or other professional fees totaling $0.1 million to that law firm for the year ended December 31, 2018. The Company had outstanding payables to that law firm totaling $2.0 thousand as of December 31, 2018. During the year ended December 31, 2017, certain of the investors in the Lakeside JV executed promissory notes in favor of a subsidiary of the Company totaling $0.7 million. The notes had an annual interest rate of 8% and were to mature at the earlier of 1) the date on which the sale of the Lakeside property occurs, or 2) September 17, 2019. During the year ended December 31, 2018, Lakeside JV sold its real estate assets and the notes were repaid along with accrued interest of $56,000.

Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement

On February 9, 2018, the Company entered into a Series B-3 Cumulative Convertible Preferred Stock Subscription Agreement (the “Series B-3 Subscription Agreement”) with Chase Funding. Pursuant to the Series B-3 Subscription Agreement, Chase Funding agreed to purchase 2,352,941 shares (the “JPM Series B-3 Shares”) of Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-3 Preferred Stock”, and together with the Series B-1 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-1 Preferred Stock”) and the Series B-2 Cumulative Convertible Preferred Stock, $0.01 par value per share, of the Company (the “Series B-2 Preferred Stock”), referred to herein as the “Series B Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $7,999,999.40. The Series B-3 Subscription Agreement contains various representations, warranties and other obligations and terms that are commonly contained in a subscription agreement of this nature. Concurrent with its issuance of these shares of Series B-3 Preferred Stock, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “JPM Chase Warrant”). The JPM Chase Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share. The JPM Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The JPM Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis. Our director, Chad Parson, is Managing Director in J.P. Morgan’s Special Opportunities Group, an affiliate of Chase Funding.

The description below provides a summary of certain material terms of the Series B-3 Preferred Stock issued pursuant to the Series B-3 Subscription Agreement:

•Dividends. Dividends on the Series B-3 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, payable quarterly in arrears. The dividend rate is subject to increase in the event the Company is not in compliance with certain of its obligations to the holders of the

Series B-3 Preferred Stock, as well as for other occurrences including, but not limited to, bankruptcy, default under indebtedness, judgments in excess of a certain amount, delinquent Securities and Exchange Commission (the “SEC”) filings, and the commencement of certain legal proceedings. Subject to certain dividend rights of holders of Class B Common Stock, par value $0.01 per share, of the Company (the “Class B Common Stock”), no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock, including the Series B-3 Preferred Stock, have been paid in full, except for dividends on shares of Voting Common Stock, par value $0.01 per share, of the Company (the “Voting Common Stock”) payable in shares of Voting Common Stock; provided, however, that if the Company is in compliance with certain of its obligations to the holders of the Series B Preferred Stock, and (A) is not in default on any of its indebtedness and (B) has had EBITDA of greater than $12 million in the aggregate over the four most recently completed fiscal calendar quarters, the Company is permitted to pay quarterly dividends on the Voting Common Stock of up to $375,000 in the aggregate. In the event that any dividends are declared with respect to the Voting Common Stock or any Junior Stock, the holders of the Series B Preferred Stock are entitled to receive certain additional dividends.

•Liquidation Preference. Upon a Liquidation Event or a Deemed Liquidation Event of the Company, before any payment or distribution shall be made to or set apart for the holders of any Junior Stock, the holders of shares of Series B-3 Preferred Stock will be entitled to receive a liquidation preference of 145% of the sum of the original price per share of Series B-3 Preferred Stock plus all accrued and unpaid dividends; provided, that, if a share of Series B-3 Preferred Stock would be entitled to an amount greater than its liquidation preference if it had been converted into a share of Common Stock immediately prior to the Liquidation Event or Deemed Liquidation Event, the share of Series B-3 Preferred Stock shall be entitled to the amount it would have received on an as-converted basis.

•Optional Conversion by Holder. Each share of Series B-3 Preferred Stock is convertible at any time by any holder thereof into a number of shares of Common Stock initially equal to the sum of the original price per share of Series B-3 Preferred Stock plus all accrued and unpaid dividends, divided by the conversion price then in effect. The initial conversion price is equal to the original price per share of Series B-3 Preferred Stock, subject to adjustment in the event of certain dilutive issuances, stock splits, combinations, mergers or reorganizations.

•Automatic Conversion. All issued and outstanding shares of Series B-3 Preferred Stock will automatically convert into shares of Common Stock at the conversion price then in effect upon the closing of a sale of shares of Common Stock at a price equal to or greater than 2.25 times the original price per share of the Series B-1 Preferred Stock and the Series B-2 Preferred Stock, subject to adjustment, in a firm commitment underwritten public offering and the listing of the Common Stock on a national securities exchange resulting in at least $75,000,000 of gross proceeds to the Company.

•Optional Redemption by the Company. The Company may, at any time that a holder of Series B-3 Preferred Stock holds less than fifteen percent of the number of shares of Series B-3 Preferred Stock issued to such holder on the original issuance date, elect to redeem, out of legally available funds, the shares of Series B-3 Preferred Stock held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 145% of the sum of the original price per share of the Series B-3 Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of Voting Common Stock plus all accrued and unpaid dividends, calculated pursuant to the terms of the Series B Certificate of Designation as of the date of redemption.

•Redemption upon Demand. At any time after February 9, 2023, each holder of Series B-3 Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B-3 Preferred Stock held by such holder at the Required Redemption Price.

•Redemption upon Specified Default Events. In the event of certain default events, breaches (including of operating covenants), a bankruptcy or the occurrence of certain other adverse events, including default on debt or non-appealable judgments against the Company in excess of certain amounts, failure to comply timely with the Company’s reporting obligations under the Exchange Act, or proceedings or investigations against the Company relating to any alleged noncompliance with certain laws or regulations, the Series B-3 Preferred Stock is also redeemable, upon the approval of the holders of at least 88% of the shares of Series B Preferred Stock then outstanding (the “Required Holders”), out of legally available funds, at the Noncompliance Redemption Price.

•Voting Rights. Holders of Series B-3 Preferred Stock are entitled to vote on an as-converted basis on all matters on which holders of Voting Common Stock are entitled to vote. At each election of directors, (A) upon Chase Funding transferring shares of the JPM Series B-3 Shares acquired by it on February 9, 2018 to a transferee (other than any Affiliates of Chase Funding or any Affiliate of JPMorgan Chase & Co. and other than in a Pre-Authorized Transfer)

approved as required under the Certificate of Designation (the “Series B-3 Holder”), and for so long as the Series B-3 Holder owns greater than fifty percent (50%) of the number of shares of the JPM Series B-3 Shares issued on February 9, 2018, or (B) for so long as Chase Funding owns at least fifty percent (50%) of the number of shares of Series B-3 Preferred Stock acquired by it on February 9, 2018 and less than fifty percent (50%) of the number of shares of Series B-2 Preferred Stock acquired by it on April 11, 2017 (in the case of each of clauses (A) and (B) above, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), the holders of the Series B-3 Preferred Stock, voting as a single class, shall be entitled to elect one director (the “Series B-3 Director”). For the avoidance of doubt, Chase Funding shall not have the right to designate, vote or fill a vacancy in respect of both the Series B-2 Director and the Series B-3 Director. The Series B-3 Director, in order to be qualified as such, shall have been designated as a nominee for the position of Series B-3 Director in a writing furnished by the Series B-3 Holder or Chase Funding, as applicable, to the Company. Any vacancy in respect of the Series B-3 Director shall be filled solely by the Series B-3 Holder or Chase Funding, as applicable.

•At each election of directors, for so long as (A) Juniper owns at least fifty percent (50%) of the number of shares of Series B-1 Preferred Stock issued to it on the Series B Original Issue Date, (B) Chase Funding owns at least fifty percent (50%) of the number of shares of Series B-2 Preferred Stock acquired by it on April 11, 2017, or (C) Chase Funding owns at least fifty percent (50%) of the number of shares of Series B-3 Preferred Stock acquired by it on February 9, 2018 and less than fifty percent (50%) of the number of shares of Series B-2 Preferred Stock acquired by it on April 11, 2017 (in the case of each of clauses (A), (B) and (C) above, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), the holders of the Series B-1 Preferred Stock and either in the case of clause (B), the holders of the Series B-2 Preferred Stock or, in the case of clause (C), the holders of the Series B-3 Preferred Stock, shall be entitled to elect, by majority vote of the holders of each such series of Series B Preferred Stock, one director who they believe in good faith would qualify as an “independent director” under the applicable rules of the NASDAQ Stock Market (the “Series B Independent Director” and, together with the Series B-1 Director, the Series B-2 Director and if applicable, the Series B-3 Director, the “Preferred Directors”). The Series B Independent Director, in order to be qualified as such, shall have been designated as a nominee for the position of Series B Independent Director in a writing furnished to the Company by both Juniper and Chase Funding; provided, however, that (x) at any time Juniper ceases to own at least fifty percent (50%) of the number of shares of Series B-1 Preferred Stock issued to it on the Series B Original Issue Date and Chase Funding continues to own at least fifty percent (50%) of the number of shares of Series B-2 Preferred Stock or of Series B-3 Preferred Stock, in each case acquired by it on April 11, 2017 or February 9, 2018, respectively, (in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), then the Series B Independent Director, in order to be qualified as such, shall have been designated as a nominee for the position of Series B Independent Director in a writing furnished to the Company by Chase Funding, and (y) at any time Chase Funding ceases to own at least fifty percent (50%) of the number of shares of Series B-2 Preferred Stock and fifty percent (50%) of the number of shares of Series B-3 Preferred Stock, in each case acquired by it on the date of its original issuance and Juniper continues to own at least fifty percent (50%) of the number of shares of Series B-1 Preferred Stock issued to it on the Series B Original Issue Date (in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), then the Series B Independent Director, in order to be qualified as such, shall have been designated as a nominee for the position of Series B Independent Director in a writing furnished to the Company by Juniper.

•Investment Committee.     Provided that Chase Funding owns at least fifty percent (50%) of the number of shares of Series B-3 Preferred Stock acquired by it on February 9, 2018, and less than fifty percent (50%) of the number of shares of Series B-2 Preferred Stock acquired by it on the April 11, 2017 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), the Investment Committee of the Company’s Board of Directors (the “Board”) shall be comprised of three (3) directors of the Board, one of whom shall be the Series B-1 Director, one of whom shall be the Series B-3 Director (provided such Series B-3 Director was designated as such in accordance with the Series B Certificate of Designation) and the other of whom shall be the director who meets the qualification of serving as the Chief Executive Officer of the Company.

•Required Liquidation. Under the Series B Certificate of Designation, if at any time the Company is not in compliance with certain of its obligations to the holders of the Series B Preferred Stock and fails to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2019, unless the Required Holders elect otherwise, the Company is required to use its best efforts to commence a liquidation of the Company.

Amended and Restated Series B Investment Agreement

On February 9, 2018, concurrent with the execution of the Series B Subscription Agreement, the Company, Juniper, and Chase Funding entered into an Amended and Restated Investment Agreement (the “A&R Series B Investment Agreement”) pursuant to which the Company made certain representations and agreed to abide by certain covenants, including, but not limited to, (i) a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), commonly referred to as the “Real Estate Exemption” and to use its best efforts to remain eligible to rely on that exemption at all times thereafter; and (ii) a covenant that the Company, within five (5) days of filing a quarterly or annual report with the SEC, deliver to Juniper and Chase Funding a written statement setting forth in reasonable detail the information and calculations reasonably necessary for Juniper and Chase Funding to determine whether the Company is then in compliance with the Real Estate Exemption or in the event the Company is not then in compliance, cause to be delivered to Juniper and Chase Funding a written opinion of the Company’s outside legal counsel that the Company is not an investment company as defined in Section 3(a)(1) of the Investment Company Act without relying on an exclusion from the definition of “investment company” in Section 3(b) or Section 3(c) of the Investment Company Act or an exclusion in any rule promulgated under the Investment Company Act. The A&R Series B Investment Agreement further provides that the Company may not take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of Juniper and Chase Funding. The Company further agreed to refrain from taking certain actions prohibited by Section 13 of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the rules and regulations adopted thereunder, until such time as Chase Funding determines, in its sole discretion, that Chase Funding could not be deemed to be an affiliate of the Company for purposes of the BHCA. In the event Chase Funding determines, in its sole discretion, that the Company violates any of the above covenants, and that violation is not cured within the period of time specified in the A&R Series B Investment Agreement, Juniper and Chase Funding have the right to demand that the Company purchase all of their Series B Preferred Shares at the Required Redemption Price as set forth in the Series B Certificate of Designation.

Amended and Restated Investors’ Rights Agreement:

On February 9, 2018, concurrent with the execution of the Series B Subscription Agreement, the Company, Juniper, and Chase Funding entered into an Amended and Restated Investors’ Rights Agreement (the “A&R Rights Agreement”). Pursuant to the Rights Agreement, Juniper and Chase Funding have certain demand and other registration rights to cause the shares of Company common stock issuable upon conversion of the shares of Series B Preferred Stock to be registered under the Securities Act of 1933, as amended, (the “1933 Act”). These registration rights may not be exercised unless and until any of the Company’s equity securities are listed on a national securities exchange. Pursuant to the Rights Agreement a person holding at least 12.2% of the Series B Stock, or if none, the holders of 50% of the registrable securities (each, a “Major Investor”), have the right to demand the Company register that person(s)’ registrable securities on a Form S-11 or other similar long-form registration statement, provided that such demand rights are subject to certain limitations and conditions, including that the holder must expect that the registration of the shares will result in aggregate gross cash proceeds in excess of $10,000,000. Additionally, if all of the issued and outstanding shares of Series B Stock are converted into Common Stock or a Major Investor has notified the Company of their intent to convert their Series B Shares into Common Stock, the Company will be obligated to file a registration statement with the SEC in accordance with Rule 415 promulgated under the 1933 Act. In addition to the foregoing registration rights, the Major Investors have certain rights to cause their registerable shares to be a part of an underwritten offering, either through their demand rights or the shelf registration rights outlined above. The A&R Rights Agreement imposes various conditions on the Major Investors’ rights thereunder, including, but not limited to, that the Company shall not be obligated to effect more than three (3) demand registrations, file a registration statement within 120 days after the effective date of a previous registration statement filed pursuant to the A&R Rights Agreement, or effect an underwritten offering on behalf of the Major Investors within certain time frames. The A&R Rights Agreement also grants the stockholders that are a party thereto, piggyback rights whereby if the Company intends to register any of its securities (subject to certain exceptions, such as the filing of a Form S-8), the stockholders have the right to have all or a portion of their shares registered under that registration statement. The A&R Rights Agreement sets forth various other obligations and rights on the respective parties, including providing the Major Investors certain information rights, and certain rights and obligations with respect to the preparation of registration statements, the Company’s obligation to keep any such registration statements effective for a certain period of time, and potential limitations on the number of shares of a Major Investor’s stock that may be included in any such registration statement.

Series A Senior Perpetual Preferred Stock Subscription Agreement

On May 31, 2018, the Company entered into a Series A Senior Perpetual Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”) with Chase Funding pursuant to which Chase Funding agreed to purchase 22,000 shares of Series A Senior Perpetual Preferred Stock, $0.01 par value per share, of the Company (the “Series A Preferred Stock”, at a purchase price of $1,000.00 per share (the “Face Value”), for a total purchase price of $22,000,000.00. The Series A Subscription Agreement contains various representations, warranties and other obligations and terms that are commonly contained in a subscription agreement of this nature. Our director, Chad Parson, is Managing Director in J.P. Morgan’s Special Opportunities Group, an affiliate of Chase Funding. The description below provides a summary of certain material terms of the Series A Preferred Stock issued pursuant to the Series A Subscription Agreement. Capitalized terms not otherwise defined in this Current Report shall have the meaning ascribed to such terms in the Series A Certificate of Designation.

•Ranking. The Series A Preferred Stock shall, with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Corporation, rank senior to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time (collectively referred to herein as the “Junior Securities”).

•Dividends. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. If any dividends or other amounts treated for U.S. federal tax income purposes as distributions with respect to the Series A Preferred Stock (“Distributions”) paid to a person treated as a corporation for U.S. federal income tax purposes that holds Series A Preferred Stock (a “Corporate Holder”) do not qualify in whole or in part for the benefit of the dividends received deduction (the “DRD”) under Section 243 of the Internal Revenue Code of 1986, as amended (the “Code”) because the Company does not have sufficient earnings and profits for U.S. federal income tax purposes with respect to all or a portion of such Distributions, then the Company shall make an additional distribution to such Corporate Holder as described in the Certificate of Designation of Series A Senior Perpetual Preferred Stock (the “Series A Certificate of Designation”), but effectively in an amount equal to the tax benefit that would have otherwise been received by the Corporate Holder if the Distribution did qualify for the DRD (the “DRD Gross-Up Distribution”). If a Corporate Holder receives any dividend, Distribution (including any DRD Gross-Up Distribution) or other payment treated as a dividend under the Code that constitutes in whole or in part an “extraordinary dividend” under Section 1059(c)(1) of the Code or would otherwise be subject to Section 1059 of the Code (an “Extraordinary Dividend”), then the Company shall make an additional distribution to such Corporate Holder as described in the Series A Certificate of Designation, but effectively in an amount equal to the tax benefit that would have otherwise been received by the Corporate Holder if the dividend, Distribution or other payment did not constitute an Extraordinary Dividend under Section 1059 of the Code (the “Section 1059 Gross-Up Distribution”). No Section 1059 Gross‑Up Distribution shall be payable with respect to any dividend or distribution paid after the second (2nd) anniversary of the initial issuance of the Series A Preferred Stock to any Corporate Holder other than Chase Funding. The Company may elect to pay a DRD Gross-Up Distribution or a Section 1059 Gross‑Up Distribution either in additional shares of Series A Preferred Stock having an aggregate Face Value equal to such DRD Gross-Up Distribution or Section 1059 Gross‑Up Distribution, respectively, or in cash, except that in connection with or following the disposition of the Series A Preferred Stock by such Corporate Holder, such payments shall be made in cash.

•Liquidation Preference. Upon a Liquidation Event or a Deemed Liquidation Event of the Company, before any payment or distribution shall be made to or set apart for the holders of any Junior Securities, holders of Series A Preferred Stock will be entitled to receive a liquidation preference equal to the sum of the Face Value of the Series A Preferred Stock plus all accrued and unpaid dividends.

•Company Call Right. On or after the fifth (5th) anniversary of the original issue date of the Series A Preferred Stock (the “Redemption Date”), the Company may elect to redeem, at any time, all but not less than all of the shares of Series A Preferred Stock for cash at a price (the “Redemption Price”) equal to the sum of the Face Value of the Series A Preferred Stock plus all accrued and unpaid dividends thereon.

•Holder Put Right. On or after the Redemption Date, each holder of Series A Preferred Stock may, at any time, require the Company to redeem all but not less than all of the shares of Series A Preferred Stock held by such holder for cash at the Redemption Price.

•Acceleration of Put Right. If the Company is required to redeem any shares of Junior Securities as a result of a noncompliance event pursuant to the terms of (A) the Series B Certificate or (B) the Second Amended and

Restated Investment Agreement (the “Investment Agreement”) (each, a “Put Acceleration Event”), the Company shall promptly notify the holders of the Series A Preferred Stock in writing of such requirement (“Acceleration Notice”), and each Holder may elect, by delivering a Put Notice to the Company within 180 days of receipt of such Acceleration Notice, to exercise the Put Right as if the date of such occurrence were the Redemption Date.

•Voting Rights. The holders of the Series A Preferred Stock shall not be entitled to vote on any matter submitted to the stockholders of the Company for a vote.

•Consent Rights. So long as there are at least 11,000 shares of the Series A Preferred Stock outstanding, consent of the Holders of a majority of the outstanding shares of Series A Preferred Stock shall be required to (i) alter any provision of the Certificate of Incorporation, the bylaws or the Series B Certificate of Designation, of the Company, to the extent such alteration would adversely alter the rights, preferences privileges or powers of or restrictions on the Series A Preferred Stock or (ii) authorize or create (by reclassification or otherwise) any new class or series of equity securities, or securities convertible, exercisable or exchangeable for any equity securities, having rights, preferences or privileges with respect to dividends or liquidation senior to or on a parity with the Series A Preferred Stock.

Second Amended and Restated Investment Agreement

On May 31, 2018, concurrent with the execution of the Series A Subscription Agreement, the Company, the Juniper Parties and Chase Funding (together, the “Preferred Stock Investors”) entered into a Second Amended and Restated Investment Agreement (the “Second A&R Investment Agreement”) pursuant to which the Company made certain representations and agreed to abide by certain covenants, including, but not limited to, (i) a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), commonly referred to as the “Real Estate Exemption” and to use its best efforts to remain eligible to rely on that exemption at all times thereafter; and (ii) a covenant that the Company, within five (5) days of filing a quarterly or annual report with the SEC, deliver to the Preferred Stock Investors a written statement setting forth in reasonable detail the information and calculations reasonably necessary for the Preferred Stock Investors to determine whether the Company is then in compliance with the Real Estate Exemption or in the event the Company is not then in compliance, cause to be delivered a written opinion of the Company’s outside legal counsel that the Company is not an investment company as defined in Section 3(a)(1) of the Investment Company Act without relying on an exclusion from the definition of “investment company” in Section 3(b) or Section 3(c) of the Investment Company Act or an exclusion in any rule promulgated under the Investment Company Act. The Second A&R Investment Agreement further provides that the Company may not take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of the Preferred Stock Investors. The Company further agreed to refrain from taking certain actions prohibited by Section 13 of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the rules and regulations adopted thereunder, until such time as Chase Funding determines, in its sole discretion, that Chase Funding could not be deemed to be an affiliate of the Company for purposes of the BHCA. In the event Chase Funding determines, in its sole discretion, that the Company violates any of the above covenants, and that violation is not cured within the period of time specified in the Second A&R Investment Agreement, the Preferred Stock Investors have the right to demand that the Company purchase all of their Series B Preferred Shares at the Required Redemption Price as set forth in the Series B Certificate of Designation.

Consulting Agreement with Justin Bain

The Company entered into a consulting agreement during the year ended December 31, 2016 (as amended in 2017 and 2018) with certain affiliates of Justin Bain for marketing and brand management services to the Company and its hotel properties. Justin Bain is the son of Lawrence D. Bain, Chairman of the Board and Chief Executive Officer of the Company, and is the principal of Man Made Content, LLC and JABIT LLC. During the year ended December 31, 2018, the Company paid $154,000 to Justin Bain’s affiliates for services rendered under the consulting agreement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the Board of Directors appointed BDO USA, LLP (“BDO”) as our independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2018.

Principal Accounting Fees and Services

Audit Fees. The aggregate amount billed by BDO for audit services performed for the fiscal years ending December 31, 2018 and 2017 was $0.6 million and $0.5 million, respectively. Fees include those associated with annual audit services, the review of our quarterly reports on Form 10-Q, and assistance with and review of documents to be filed with the SEC.

Audit-Related Fees. The Company paid no fees to BDO for audit-related services for the fiscal years ended December 31, 2018 or 2017.

Tax Fees. The Company neither incurred nor paid any fees for tax-related services to BDO in the fiscal years ended December 31, 2018 or 2017.

All Other Fees. No other fees for any other services not included above were incurred in 2018 or 2017.

The Audit Committee must pre-approve all audit and permitted non-audit services to be provided by our principal independent registered public accounting firm. Each year, the Audit Committee approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fees. All of the services described above were approved by the Audit Committee. The Audit Committee has considered whether the provisions of such services, including non-audit services, by BDO is compatible with maintaining BDO’s independence and has concluded that it is.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 30, 2019		IMH FINANCIAL CORPORATION

		By:	/s/ Lawrence D. Bain
Lawrence D. Bain
Chief Executive Officer