Form 10-Q
period 2019-03-31
IMH Financial Corp
filed 2019-05-15
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
Class B-1 Common Stock
Class B-2 Common Stock
Class B-3 Common Stock
Class B-4 Common Stock
Class C Common Stock

As of May 15, 2019, the registrant had outstanding the following classes and series of stock: (i) 1,688,920 shares of Common Stock, (ii) 3,376,821 shares of Class B-1 Common Stock, (iii) 3,377,953 shares of Class B-2 Common Stock, (iv) 6,912,527 shares of Class B-3 Common Stock, (v) 313,790 shares of Class B-4 Common Stock, (vi) 668,903 shares of Class C Common Stock, (vii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, (viii) 5,595,148 shares Series B-2 Cumulative Convertible Preferred Stock, (ix) 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock, and (x) 22,000 shares of Series A Preferred Stock outstanding. There is no established market for the registrant’s shares of common stock or preferred stock.

IMH Financial Corporation
March 31, 2019 Form 10-Q Quarterly Report

2

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Cash and cash equivalents	$22,769	$25,452
Funds held by lender and restricted cash	2,379	198
Mortgage loans, net	23,522	23,234
Real estate held for sale	7,418	7,418
Operating properties, net	39,129	33,866
Other real estate owned	33,727	33,727
Goodwill	15,357	15,357
Other intangibles, net	571	641
Other receivables	1,371	1,320
Other assets	3,198	2,033
Property and equipment, net	365	393
Total assets	$149,806	$143,639

LIABILITIES
Accounts payable and accrued expenses	$8,886	$8,385
Accrued property taxes	273	305
Dividends payable	1,255	857
Accrued interest	359	653
Customer deposits and funds held for others	1,791	552
Notes payable, net of deferred financing fees	44,397	36,314
Total liabilities	56,961	47,066

Series B Redeemable convertible preferred stock, $.01 par value; 100,000,000 shares authorized; 10,552,941 shares outstanding as of March 31, 2019 and December 31, 2018; liquidation preference of $51,170 as of March 31, 2019 and December 31, 2018.	46,634	45,663
Series A redeemable preferred stock, 22,000 shares outstanding; liquidation preference of $22,000 at March 31, 2019 and December 31, 2018	21,761	21,747

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 18,709,078 and 18,596,774 shares issued at March 31, 2019 and December 31, 2018, respectively; 16,338,914 and 16,726,610 shares outstanding at March 31, 2019 and December 31, 2018, respectively	187	186
Less: Treasury stock, at cost, 2,370,164 and 1,870,164 shares at March 31, 2019 and December 31, 2018, respectively	(7,286)	(6,286)
Paid-in capital	706,568	708,523
Accumulated deficit	(698,012)	(692,876)
Total IMH Financial Corporation stockholders' equity	1,457	9,547
Non-controlling interests	22,993	19,616
Total stockholders' equity	24,450	29,163
Total liabilities and stockholders’ equity	$149,806	$143,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Operating property revenue	$314	$1,564
Mortgage loan income, net	650	625
Management fees, investment and other income	68	37
Total revenue	1,032	2,226
Operating Expenses
Operating property direct expenses (exclusive of interest and depreciation)	2,349	2,238
Expenses for non-operating real estate owned	91	196
Professional fees	806	875
General and administrative expenses	1,905	1,879
Interest expense	456	744
Depreciation and amortization expense	271	341
Total operating expenses	5,878	6,273
Recovery of Credit Losses, Impairment, Gain Disposal of Assets, and Other
Gain on disposal of assets	—	(253)
Unrealized loss on derivatives	167	—
Total Recovery, Impairment Charges, Gain on Disposal of Assets and Other	167	(253)
Total costs and expenses	6,045	6,020
Loss before provision for income tax	(5,013)	(3,794)
Income tax (provision) benefit	—	—
Net Loss	(5,013)	(3,794)
Net (income) loss attributable to non-controlling interests	(123)	90
Cash dividends on Series B redeemable convertible preferred stock	(641)	(592)
Deemed dividend on Series B redeemable convertible preferred stock	(936)	(817)
Cash dividends on Series A redeemable preferred stock	(412)	—
Net Loss attributable to common shareholders	$(7,125)	$(5,113)
Net Loss per common share
Basic and Diluted	$(0.43)	$(0.31)
Weighted average common shares outstanding - basic and diluted	16,392,286	16,665,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	18,596,774	$186	1,870,164	$(6,286)	$708,523	$(692,876)	$9,547	$19,616	$29,163
Net income (loss)	—	—	—	—	—	(5,136)	(5,136)	123	(5,013)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	3,520	3,520
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(266)	(266)
Hotel Fund syndication costs	—	—	—	—	(12)	—	(12)	—	(12)
Stock warrant and equity cost accretion	—	—	—	—	(70)	—	(70)	—	(70)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(641)	—	(641)	—	(641)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(936)	—	(936)	—	(936)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(412)	—	(412)	—	(412)
Stock-based compensation	112,304	1	—	—	116	—	117	—	117
Treasury stock repurchase	—	—	500,000	(1,000)	—	—	(1,000)	—	(1,000)
Balance at March 31, 2019	18,709,078	$187	2,370,164	$(7,286)	$706,568	$(698,012)	$1,457	$22,993	$24,450

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	18,079,522	$181	1,826,096	$(6,286)	$714,889	$(679,535)	$29,249	$6,562	$35,811
Net loss	—	—	—	—	—	(3,704)	(3,704)	(90)	(3,794)
Increase in non-controlling interest due to contributions	—	—	—	—	(51)	—	(51)	3,485	3,434
Decrease in non-controlling interest due to distributions	—	—	—	—	—	—	—	(20)	(20)
Issuance of common stock warrants	—	—	—	—	688	—	688	—	688
Cash dividends on redeemable convertible preferred stock	—	—	—	—	(592)	—	(592)	—	(592)
Deemed dividend on redeemable convertible preferred stock	—	—	—	—	(817)	—	(817)	—	(817)
Stock-based compensation	438,161	4	—	—	96	—	100	—	100
Balance at March 31, 2018	18,517,683	$185	1,826,096	$(6,286)	$714,213	$(683,239)	$24,873	$9,937	$34,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(5,013)	$(3,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method loss from unconsolidated entities	—	(20)
Stock-based compensation and option amortization	117	100
Gain on disposal of assets	—	(253)
Amortization of deferred financing costs	40	41
Depreciation and amortization expense	271	341
Accretion of mortgage income	(55)	(129)
Accretion of discount on note payable	259	224
Non-cash interest expense funded by loan draw	325	258
Unrealized loss on derivatives	167	—
Changes in operating assets and liabilities, net of business combination:
Accrued interest receivable	(233)	(1)
Other receivables	(51)	(28)
Other assets	(1,332)	(96)
Accrued property taxes	(32)	68
Accounts payable and accrued expenses	(288)	(2,307)
Customer deposits and funds held for others	1,239	59
Accrued interest	(294)	115
Total adjustments, net	133	(1,628)
Net cash used in operating activities	(4,880)	(5,422)

INVESTING ACTIVITIES
Proceeds from sale of real estate owned and operating properties and other assets	—	342
Purchases of property and equipment	—	(16)
Mortgage loan investment and fundings	—	70
Investment in real estate owned and other operating properties	(4,667)	(1,147)
Net cash used in investing activities	(4,667)	(751)

FINANCING ACTIVITIES
Proceeds from notes payable	7,459	—
Debt issuance costs paid	—	(125)
Dividends paid	(655)	(539)
Purchase of treasury stock	(1,000)	—
Proceeds from Issuance of Preferred Equity	—	8,000
Purchase of Interest rate cap	—	(548)
Contribution of Hotel Fund capital costs	(12)	—
Contributions from Hotel Fund investors	3,520	3,453
Distributions to Hotel Fund investors	(266)	(20)
Net cash provided by financing activities	9,046	10,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(501)	4,048
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	25,650	11,932
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$25,148	$15,980

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$551	$104
Cash paid for taxes	$23	$5
Non-Cash Investing and Financing Transactions:
Lease liability arising from the recognition of right-of-use asset	$977	$—
Capital expenditures in accounts payable and accrued expenses	$2,109	$835
Non-cash interest cost added to notes payable	$325	$—
Non-cash interest cost capitalized to operating property	$450	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Over the past several years, we acquired certain operating properties through deed-in-lieu of foreclosure which contributed significantly to our operating revenues and expenses prior to their disposal. In the fourth quarter of 2017, we purchased a 64-room operating hotel, spa and restaurant located in Sonoma, California, commonly known as MacArthur Place (“MacArthur Place”), which is presently our sole operating property and is currently undergoing a major renovation. While our lending activities increased modestly in 2018, our operating properties have continued to drive the majority of Company revenues.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (the “Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission (“SEC”). On June 18, 2010, the Fund became internally-managed through the acquisition of the Manager, and converted into a Delaware corporation in a series of transactions that we refer to as the “Conversion Transactions”. The Company has recently began to explore potential alternative management structures in an effort to reduce Company overhead.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: 11333, Inc. (formerly known as Investors Mortgage Holdings, Inc.), an Arizona corporation; Investors Mortgage Holdings California, Inc., a California corporation; IMH Holdings, LLC, a Delaware limited liability company (“Holdings”); and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase and/or for borrowing purposes, as well as its majority owned or controlled real estate entities and its interests in variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary. Holdings is a holding company for IMH Management Services, LLC, an Arizona limited liability company, which provides us and our affiliates with human resources and administrative services, including the supply of employees. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated.

The Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of the Company’s loan and guarantor enforcement and collection efforts. These entities have been consolidated in the accompanying consolidated financial statements. See Note 6 for a further discussion of our investments in VIEs.

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

As of March 31, 2019, our accumulated deficit aggregated $698.0 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets.

The Company has taken a number of steps to maintain an adequate level of on-going liquidity over the years. Our liquidity plan has included obtaining outside financing, selling mortgage loans, and selling the majority of our legacy real estate assets.

As more fully described in our 2018 Form 10-K, in 2018, the Company entered into stock subscription agreements with its largest shareholder, JPMorgan Chase Funding Inc. (“Chase Funding”), pursuant to which Chase Funding purchased shares of our Series B-3 Cumulative Convertible Preferred Stock and Series A Senior Redeemable Preferred Stock for a total purchase price of $30.0 million. The Company is using the proceeds from the sale of these shares for general corporate purposes.

In addition, in connection with the acquisition and renovation of MacArthur Place, the Company entered into a building loan agreement and related agreements (the “MacArthur Loan”) in October 2017 with MidFirst Bank in the amount of $32.3 million. As described in Note 9, the MacArthur Loan was modified during the three months ended March 31, 2019 to increase the loan facility to $37.0 million and to establish certain additional reserve accounts in the amount of $2.0 million. The renovation of MacArthur Place is scheduled to be completed in the second quarter of 2019.

The modified MacArthur Loan required the Company to fund minimum equity of $27.7 million, all of which has been funded as of March 31, 2019. The Company has provided a loan repayment guaranty equal to 50% of the original principal amount of the MacArthur Loan along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of March 31, 2019. The loan includes a provision requiring substantial completion of the project by June 30, 2019. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

While the Company initially utilized its own equity and proceeds from the MacArthur Loan to fund the purchase of MacArthur Place, the Company sponsored and commenced an offering in November 2017 of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) of the L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”). The net proceeds of this offering are being used primarily to (i) reimburse the Company’s for its initial $17.8 million common investment in the Hotel Fund and (ii) fund certain renovations and operating losses at the hotel. As of March 31, 2019, the Hotel Fund had sold Preferred Interests in the aggregate amount of $18.5 million. Since the Company is deemed the primary beneficiary of and controls the Hotel Fund, we have consolidated this entity.

As of March 31, 2019, we had cash and cash equivalents of $22.8 million, REO assets held for sale with a carrying value of $7.4 million and other REO assets with a carrying value of $33.7 million that we seek to dispose of within the next 12 months. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

At any time after July 24, 2020, each holder of our Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 160% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock and all accrued and unpaid dividends as of the date of redemption. At any time after February 9, 2023 the holder of our Series B-3 Preferred Stock may require the Company to redeem, out of legally available funds, at a Redemption Price equal to the greater of (i) 145% of the sum of the original price per share plus all accrued and unpaid

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

dividends or (ii) the sum of the tangible book values of the Company per share of voting Common Stock and all accrued and unpaid dividends as of the date of redemption. The current holders of our Series B Preferred Stock are collectively referred to herein as the “Series B Investors”.

As described in Note 9, the Company’s unsecured exchange offering notes (“EO Notes”) with a face value of $10.2 million matured on April 29, 2019 and were repaid in full.

We expect our primary sources of liquidity over the next twelve months to consist of our proceeds from the disposition of our existing REO assets held for sale, proceeds from borrowings and equity issuances, current cash, mezzanine and mortgage loan interest income, and revenues from ownership or management of MacArthur Place. We believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate receiving from the disposition of our real estate held for sale, and debt and equity financing will be sufficient to allow us to fund our operations for a period of one year from the date these condensed consolidated financial statements are issued.

While we have been successful in securing financing through March 31, 2019 to provide adequate funding and funding commitments for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets, receipts of principal and interest on mortgage and related investments, there is no assurance that we will be successful in selling our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our REO assets may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Leases

As further discussed below, the Company adopted the provisions of ASU 2016-02, Leases, effective January 1, 2019. We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are recorded in other assets and operating lease liabilities are recorded in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet. Finance leases, none of which existed as of the adoption of ASC 842 or as of March 31, 2019, would be reflected in property and equipment and other liabilities in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component for all classes of underlying assets. Further, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

Funds Held by Lender and Restricted Cash

Funds held by lender and restricted cash includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes and insurance. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$22,769	$25,452
Funds held by lender and restricted cash	2,379	198
Total cash, cash equivalents, and restricted cash	$25,148	$25,650

This balance includes property tax, insurance and construction related reserves for the MacArthur Loan totaling $2.4 million and $0.2 million at March 31, 2019 and December 31, 2018, respectively.

Mortgage Investment Revenue Recognition

See Note 3 for the Company’s accounting policy for Mortgage Investment Revenue Recognition.

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

Adopted Accounting Standards

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the optional transition method. The Company elected the practical expedient package outlined in ASU No. 2016-02 under which we did not have to reassess whether an arrangement contains a lease, we carried forward our previous classification of leases as operating, and we did not have to reassess previously recorded initial direct costs. There was an increase in assets of $0.9 million and liabilities of $1.0 million due to the recognition of the required ROU asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.1 million related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our condensed consolidated statements of operations.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company has adopted the requirements of this accounting pronouncement in the quarter ended March 31, 2019. See further discussion in Note 13.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. We have not yet determined the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements and related disclosures.

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

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — REVENUE

Hotel Revenues

The Company derives hotel revenues from our hotel in Sonoma, California, which is reflected as operating property revenue in the consolidated statements of operations. Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.

Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel, In-room dining and mini-bar revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audio-visual equipment/services, rental of function rooms, and other F&B related revenue. Revenue is recognized as the services or products are provided. Our hotel property may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenue as appropriate (i.e., gross vs. net).

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

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a breakdown of revenue by source (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating property revenue
Rooms	$192	$692
Food and beverage	3	485
Banquet	4	180
Spa and fitness center	94	140
Other	21	67
Total operating property revenue	314	1,564
Mortgage loan income, net	650	625
Management fees, investment and other income	68	37
Total revenue	$1,032	$2,226

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET

Lending Activities

As of March 31, 2019, the Company held six portfolio loans with a balance of $23.5 million, net of valuation allowances, three of which were performing loans bearing a weighted-average interest rate of 9.5% as of March 31, 2019. As of December 31, 2018, the Company held six portfolio loans with a balance of $23.2 million, net of valuation allowances, three of which were performing loans bearing a weighted-average interest rate of 9.4%. As of March 31, 2019 and December 31, 2018, the Company held three non-performing portfolio loans, two of which have been fully reserved and have a zero carrying value and one that entered default status in 2018 which has a carrying value of $8.2 million including accrued interest. During the three months ended March 31, 2019 and 2018, we recorded mortgage interest income of $0.7 million and $0.6 million, respectively. As of March 31, 2019 and December 31, 2018, the valuation allowance was $13.1 million. The Company did not invest in any new loans during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company originated one new construction loan in the principal amount of $13.1 million.

As previously disclosed, one of the Company’s mezzanine loan investments with a carrying value of $8.2 million and an annual interest rate of 9.75% plus one-month LIBOR (12.26% at March 31, 2019) has been in default since September 2018. The loan is collateralized by a pledge of 100% of the equity interests in the entity owning the underlying property. The Company is pursuing various enforcement options including, but not limited to, foreclosing on the equity interests of the borrower.

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

As of March 31, 2019, we held total REO assets of $80.3 million, of which $7.4 million were held for sale, $39.1 million were held as operating properties, and $33.7 million were classified as other real estate owned. At December 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million were held for sale, $33.9 million were held as operating properties and $33.7 million were classified as other real estate owned. There were no real estate assets acquired or sold during the three months ended March 31, 2019. During the three months ended March 31, 2018, we sold an easement on an REO project resulting in a total net gain on sale of $0.3 million.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and as expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2019 and 2018, these costs and expenses were $2.4 million and $2.4 million, respectively. Costs related to the development, renovation or improvements of the Company’s real estate assets are generally capitalized, and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized renovation costs totaled $4.7 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively.

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENTS IN JOINT VENTURES AND PARTNERSHIP

As of March 31, 2019 and December 31, 2018, we consolidated multiple variable interest entities (“VIE’s”) relating to two projects: one is comprised of real estate holdings and one is an operating hotel property. We are deemed to be the primary beneficiaries of these consolidated VIE’s as we have the power to direct the activities that most significantly affect their economic performance and we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIE’s are only available to settle the obligations of the respective entities.

The following table summarizes the carrying amounts of the above referenced entities’ assets and liabilities included in the Company’s condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, net of intercompany eliminations (in thousands):

	March 31, 2019	December 31, 2018
Total assets	$94,510	$85,240
Total liabilities	49,860	37,770
Net loss	(3,150)	(2,720)

The Company’s maximum exposure to loss consists of its combined equity in those entities which totaled $32.9 million as of March 31, 2019. The Hotel Fund made Preferred Distributions of $0.3 million and $20 thousand during the three months ended March 31, 2019 and 2018, respectively.

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

During 2018, we entered into an interest rate cap with a notional amount of $36.0 million and a rate cap of 2.2%. The interest rate cap had an effective date of March 21, 2018 and terminates on March 1, 2021. This instrument was not designated as a cash flow hedge. During the three months ended March 31, 2019, we recorded an adjustment of $0.2 million to reflect the unrealized loss on the fair value on the interest rate cap. The estimated fair value of the interest rate cap at March 31, 2019 approximated $0.2 million.

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans, Real Estate Held for Sale, Other REO, and Derivative Instruments

Our valuation analysis process and procedures are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We perform a valuation analysis of our loans, REO held for sale, other REO, and derivative instruments on a quarterly basis. We consider all relevant, material circumstances to determine if, and the extent to which, a valuation allowance is required.

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

Selection of Single Best Estimate of Value

The results of our valuation efforts generally provide a range of values for the collateral valued or REO assets rather than a single value. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In selecting the single best estimate of value, we consider the information in any relevant valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs.

Fair Value Measurements of Derivative Instrument

The Company acquired an interest rate cap in 2018 to mitigate its risk on certain variable debt against rising interest rates. In order to estimate the fair value of this derivative instrument, we use valuation reports from the third party broker who issued the derivative instrument. The report calculates fair value by using inputs, including market-observable data such as U.S dollar and foreign-denominated interest rate curves, foreign exchange rates, volatilities, and information derived from or corroborated by market-observable data which are classified as Level 2 inputs in the fair value hierarchy. The fair value method does not contemplate credit valuation adjustments (“CVA”) which would be a Level 3 input as the CVA uses credit spreads which are generally unobservable to the market. The fair value used in our financial statements approximate fair value without the CVA. As of March 31, 2019, the fair value of the interest rate cap approximated $0.2 million and we recorded an unrealized loss on derivative instruments of $0.2 million during the three months ended March 31, 2019.

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio or impairment of REO during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the valuation allowance on our mortgage loans totaled $13.1 million, representing 36.8% of the total outstanding loan principal and accrued interest balances. As of March 31, 2018, the valuation allowance on our mortgage loans totaled $12.7 million, representing 39.2% of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of March 31, 2019, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of March 31, 2019 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of March 31, 2019 and December 31, 2018, our notes payable and special assessment obligations consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
$37.0 million note payable, as amended, to MidFirst Bank secured by a first lien on an operating hotel property, interest-only payments due monthly at the 30-day Libor (2.49% and 2.50% at March 31, 2019 and December 31, 2018, respectively) plus 3.34% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (6.24% and 5.84% effective rate at March 31, 2019 and December 31, 2018, respectively), matures October 1, 2020 with two one-year extension options, with construction completion and repayment guarantees provided by the Company	$28,453	$20,669
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rates of prime plus 3.0% through maturity date of December 31, 2019. 8.5% and 8.25% as of March 31, 2019 and December 31, 2018, respectively.	5,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net of discount of $0.1 million and $0.3 million at March 31, 2019 and December 31, 2018, respectively, 4% annual coupon interest rate (14.6% effective yield), interest payable quarterly, matured and paid in full on April 28, 2019.	10,159	9,899
$2.3 million special assessment bonds dated between 2002 and 2007, secured by the residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022 (classified as held for sale as of March 31, 2018)	89	90
Total notes payable	44,640	36,598
Less: deferred financing costs of notes payable	(243)	(284)
Total notes payable	$44,397	$36,314

Interest expense for the three months ended March 31, 2019 and 2018 was $0.5 million and $0.7 million, respectively.

Senior Indebtedness

MacArthur Place

In October 2017, we closed on a $32.3 million acquisition and construction loan from MidFirst Bank in connection with our purchase of MacArthur Place (the “MacArthur Loan”), of which (i) $19.4 million was utilized for the purchase of MacArthur Place, (ii) approximately $10.0 million was set aside to fund planned hotel improvements, and (iii) the balance to fund interest reserves and operating capital. During the three months ended March 31, 2019, the MacArthur Loan was modified to, among other things, increase the total loan facility to $37.0 million, thereby increase the Company’s equity commitment to $27.7 million due to projected increased renovation costs, and to establish certain additional reserve accounts in the amount of $2.0 million for the completion of certain aspects of the renovation project. The principal balance of the loan was $28.5 million and $20.7 million at March 31, 2019 and December 31, 2018, respectively. The loan bears floating interest equal to the 30-day LIBOR rate (2.49% at March 31, 2019) plus 3.75%, which may be reduced by up to 0.50% if certain conditions are met, which were met as of March 31, 2019. The loan has an initial term of three years subject to the right of the Company to extend the maturity date for two one-year periods, provided that the loan is in good standing and upon satisfaction of certain other conditions, including payment of an extension fee equal to 0.35% of outstanding principal per extension. The Company is required to make interest-only payments during the initial three year term. During the three months ended March 31, 2019, the Company made loan draws totaling $7.8 million, of which $7.5 million represented renovation cost draw and $0.3 million represented draws against the interest reserve on the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

provide a construction completion guaranty which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The Company was in compliance with these covenants and guarantees at March 31, 2019. The loan includes a provision requiring substantial completion of the project by June 30, 2019. In addition, the Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million which was amortized using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three months ended March 31, 2019 totaled $0.3 million. The EO Notes matured and all outstanding principal and interest were paid on April 29, 2019.

Our notes payable and special assessment obligations have the following scheduled maturities as of March 31, 2019 (in thousands):

Year	Amount
2019	$16,127
2020	28,479
2021	26
2022	8
Less: deferred financing costs of notes payable	(243)
Total	$44,397

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

Condensed consolidated financial information for our reportable operating segments as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is summarized as follows (in thousands):

	March 31,	December 31,
Balance Sheet Items	2019	2018
Total Assets
Mortgage and REO Legacy portfolio and other operations	$67,956	$67,658
Hospitality and entertainment operations	58,964	52,753
Corporate and other	22,886	23,228
Consolidated total	$149,806	$143,639

	Three Months Ended March 31,
Cash Flow Items	2019	2018
Expenditures for additions to long-lived assets
Mortgage and REO Legacy portfolio and other operations	$—	$987
Hospitality and entertainment operations	4,667	160
Corporate and other	—	16
Consolidated total	$4,667	$1,163

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Three Months Ended March 31, 2019
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$650	$—	$—	$650
Operating property, management fees, and other	2	314	66	382
Total revenue	652	314	66	1,032

Total operating expenses	490	3,049	2,339	5,878

Other (income) expense
Unrealized loss on derivatives	—	167	—	167
Total other (income) expense	—	167	—	167

Total costs and expense, net	490	3,216	2,339	6,045
Income (loss) before income taxes	162	(2,902)	(2,273)	(5,013)
(Provision for) benefit from income taxes	—	—	—	—
Net income (loss)	$162	$(2,902)	$(2,273)	$(5,013)

	Three Months Ended March 31, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$625	$—	$—	$625
Operating property, management fees, and other	—	1,566	35	1,601
Total revenue	625	1,566	35	2,226

Total operating expenses	856	3,195	2,222	6,273

Other (income) expense
Gain on disposal of assets, net	(253)	—	—	(253)
Total other income	(253)	—	—	(253)

Total costs and expense, net	603	3,195	2,222	6,020
Income (loss) from continuing operations, before income taxes	22	(1,629)	(2,187)	(3,794)
(Provision for) benefit from income taxes	—	—	—	—
Net income (loss)	$22	$(1,629)	$(2,187)	$(3,794)

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of March 31, 2019 or December 31, 2018.

Preferred Stock

In July 2014, the Company issued a total of 8.2 million shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock to certain investor groups in exchange for $26.4 million. Except for certain voting and transfer rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same. On April 11, 2017, Chase Funding, an affiliate of JPMorgan Chase & Co., purchased all of the Company’s outstanding Series B-2 Preferred Shares directly from the initial investor of such shares.

On February 9, 2018, Chase Funding purchased 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock (“Series B-3 Preferred Stock,” and collectively with the Series B-1 Preferred Stock and Series B-2 Preferred Stock, the “Series B Preferred Stock”), for a total purchase price of $8.0 million. The Series B-3 Preferred Stock contains redemption features similar in all material respects to those of all Series B-1 and B-2 Cumulative Convertible Preferred, which are disclosed in IMH’s annual 10-K for the year ended December 31, 2018.

As disclosed in Note 15, on April 14, 2019, we entered into an agreement with the holders of the Series B-1 and B-2 Preferred Stock to extend the redemption period for one year, or to July 24, 2020, to allow the Company additional time to attempt to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase the Redemption Price described above from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends to 160% plus all accrued and unpaid dividends.

Concurrent with Chase Funding’s purchase of our Series B-3 Cumulative Convertible Preferred Stock, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “JPM Warrant”). The JPM Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share. The JPM Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The JPM Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis. The warrant is classified in stockholders’ equity under the applicable guidance and were recorded at relative fair value at issuance.

Series A Redeemable Preferred Stock Issuance

On May 31, 2018, Chase Funding purchased 22,000 shares of Series A Senior Redeemable Preferred Stock (the “Series A Preferred Stock”) at a purchase price of $1,000 per share, for a total purchase price of $22.0 million.

The Series A Preferred Stock ranks senior with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Company to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. The Series A Preferred Stock is non-voting stock. Holders of the Series A Preferred Stock are entitled to receive a liquidation preference equal to the sum of the Face Value of the Series A Preferred Stock plus all accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock have certain put rights which includes an acceleration of the put right if the Company is required to redeem any shares of junior securities in the event of certain non-compliance events as described in the Company’s Series B Preferred Certificate of Designation.

Our Series B Preferred Stock and Series A Preferred Stock are classified as mezzanine equity in the accompanying condensed consolidated balance sheets.

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Treasury Stock

On January 11, 2019, the Company concluded a tender offer to purchase up to 477,170 shares of Class B Common Stock and 22,830 shares of Class C common stock for $2.00 per share. The tender offer was over-subscribed and the 500,000 shares were purchased on a pro rata basis among the participating shareholders. The repurchase of these shares were treated as a treasury stock repurchase as reflected in the condensed consolidated balance sheet at March 31, 2019.

Share-Based Compensation

During the three months ended March 31, 2019, the Company issued 112,304 shares of common stock pursuant to previous restricted stock awards. The Company did not grant any shares of restricted stock or stock options during the three months ended March 31, 2019, nor were any stock options or warrants exercised or forfeited during that period.

As of March 31, 2019, there were (i) 1,102,627 stock options outstanding, of which 932,994 shares were fully vested, (ii) 2,600,000 stock warrants outstanding; and (iii) 411,450 shares of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock.

Net stock-based compensation expense relating to the stock-based awards was $0.1 million for each of the three months ended March 31, 2019 and 2018. We did not receive any cash from option or warrant exercises during the three months ended March 31, 2019 or 2018. As of March 31, 2019, there was $0.4 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.63 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three months ended March 31, 2019 and 2018 (amounts in thousands, except for per share data):

	Three Months Ended March 31,
	2019	2018
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss	$(5,013)	$(3,794)
Net (income) loss attributable to non-controlling interest	(123)	90
Preferred dividends	(1,989)	(1,409)
Net loss attributable to common shareholders	$(7,125)	$(5,113)

Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	16,392,286	16,665,116

Basic and diluted earnings per common share:
Net loss per common share	$(0.31)	$(0.23)
Preferred dividends per share	(0.12)	(0.08)
Net loss attributable to common shareholder per share	$(0.43)	$(0.31)

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	1,085,497	1,070,164
Restricted stock	209,419	392,570
Warrants to purchase common stock	2,600,000	2,340,000
Convertible preferred stock	10,552,941	9,533,333
Total	14,447,857	13,336,067

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

The changes in the carrying amount of intangibles and goodwill allocated to our Hospitality and Entertainment Operations segment for the three months ended March 31, 2019 is as follows (in thousands):

	Goodwill	Other intangibles, net
Balance at December 31, 2018	$15,357	$641
Reductions:
Amortization expense	—	(70)
Balance at March 31, 2019	$15,357	$571

A summary of our intangible assets and goodwill as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018
Amortizing intangible assets:
Trade name and other	$90	$90	$(19)	$(16)	$71	$74
Customer relationships	800	800	(400)	(333)	400	467
Non-Amortizing intangible assets:
Liquor license	100	100	—	—	100	100
Goodwill	15,357	15,357	—	—	15,357	15,357
	$16,347	$16,347	$(419)	$(349)	$15,928	$15,998

Trade name and other, and customer relationships have weighted-average useful lives from the date of purchase of 7.0 years and 3.0 years, respectively. Goodwill and our liquor license are not subject to amortization due to the indeterminable life of such assets. Amortization expense relating to our purchased intangible assets was $0.1 million for each of the three months ended March 31, 2019 and 2018. We performed an impairment assessment on goodwill and intangible assets annually in the fourth quarter of each year.

As of March 31, 2019, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2019	$210
2020	213
2021	13
2022	13
2023	13
Thereafter	9
Total	$471

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Construction and Related Guarantees

As described in Note 9, the Company agreed to provide MidFirst Bank with a loan repayment guaranty equal to 50% of the outstanding principal and accrued, unpaid interest on the MacArthur Loan, plus a 50% guaranty of hotel operating expenses, and a construction completion guaranty with respect to the planned renovations of MacArthur Place. The construction completion guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy. The MidFirst Bank loan documents also require that the loan remain “in balance” throughout its term such that the sum of all remaining undisbursed loan funds and the amounts expended by the borrower will be sufficient to meet the approved construction budget and pay the loan interest. If the loan becomes “out of balance”, the Company must fund the difference from its own equity. Management expects that any excess costs not funded by loan funds will be funded using offering proceeds from the Hotel Fund in excess of the reimbursement of our initial investment, and to the extent necessary, Company funds.

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

We continue to pursue, investigate and evaluate the assets available of guarantors to collect all amounts due under judgments received in our favor. However, to the extent that such amounts are not determinable, they have not been recognized as recovery income in the accompanying consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved. We did not record any recoveries during the three months ended March 31, 2019 or 2018.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the three months ended March 31, 2019 and 2018, the Company’s matching contribution was $0.1 million, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

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
Partnership Claims
In August 2016, a limited liability company member of Carinos Properties, LLC (“Carinos”) and Unit 6 Partners, LLC (“UP6”), filed a complaint in the United States District Court for the District of Arizona alleging the Company breached its fiduciary duty to plaintiff under ERISA with respect to certain property we own in New Mexico. In April 2018, the court denied the Company’s motion for summary judgment in the case, but stayed any further action in the case pending the results of related litigation before the state trial court (“State Court”) described below. Damages were not specified. Management believes plaintiff’s claims are without merit and intends to vigorously defend against this claim.

IMH FINANCIAL CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

In the first fiscal quarter of 2017, Recorp-New Mexico Limited Partnership (“RNMA I”) conducted a capital call pursuant to its organizational documents.  As a result of the capital call, certain limited partnership interests in RNMA I were transferred to one or more subsidiaries of the Company.  One of the limited partners in RNMA I whose limited partnership interests were transferred challenged the effectiveness of the transfer and forfeiture of his limited partnership interests in State Court.  On January 4, 2019, the State Court issued a minute entry, finding, among other things, that the limited partner’s limited partnership interest in RNMA I was not forfeited.  On January 22, 2019, the subsidiary of the Company filed a motion for reconsideration of the minute entry finding.  On March 21, 2019, the State Court issued an order staying the court’s January 4, 2019 minute filing and setting a status conference on April 19, 2019 to set an evidentiary hearing on certain factual questions.  Based on the advice of counsel, management believes (a) the State Court’s January 4, 2019 minute entry finding was incorrect as to matters of both fact and law, and (b) the transfer of the limited partnership interests by the then-acting general partner was done in accordance with the rights granted to the general partner under the relevant organizational documents, and we believe that it is probable that the court in the above referenced matter will ultimately agree with those conclusions. However, if the State Court were to rule that the limited partner interest transfers were ineffective, this could result in the recording of non-controlling interests in that partnership of approximately $3.1 million as of December 31, 2018.  Management does not believe that loss is probable and, accordingly, no amounts have been accrued for this matter in the accompanying condensed consolidated financial statements.

In September 2017, the State Court ordered the termination of the receivership over Stockholder, LLC, a wholly-owned subsidiary of the Company (“Stockholder”). Stockholder is the owner of all of the shares of stock in certain corporations that act as the general partner / limited liability company manager of several entities that own land and/or certain water interests in New Mexico.
In December 2017, the State Court entered an interim “stay” order in the Company’s case against judgment debtor David P. Maniatis and his affiliates (“Maniatis”) enjoining the Company from taking any further collection action against Maniatis, pending an accounting of all previous debt collection activities and a trial on certain limited issues involving the calculation of interest and penalties on the original defaulted debt guaranteed by Maniatis. The stay order also temporarily inhibited the Company from effecting the sale or transfer of all or any part of the property previously acquired by the Company through litigation involving Maniatis, including approximately 7,000 acres of land and related water interests in New Mexico, and 111 acres of land in Texas. Subsequent to March 31, 2019, the State Court lifted the stay on all property previously acquired by the Company through litigation involving Maniatis except for the ownership interests in, and property held by, RNMA I.  The ownership interests in, and property of, RNMA I remain subject to the stay until the date that is 30 days after the resolution of the above-described RNMA I dispute. Management does not believe that loss is probable and, accordingly, no amounts have been accrued for this matter in the accompanying condensed consolidated financial statements.

Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case that is in the Arizona federal district court. The case arose from claims by a creditor of the Justin 123 receivership alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries the a receiving proceeding. The suit seeks damages of $0.3 million, plus attorney fees and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position. Management does not believe that loss is probable and the Company believes that any liability it may ultimately incur would not have a material adverse effect on its financial condition or its result of operations.
Hotel Fund Obligations
If the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to pay the Preferred Distribution for such month. Such payment will be treated as an additional capital contribution by the Company. During the three months ended March 31, 2019, the Company funded $0.3 million of Preferred Distributions. The Company also has agreed to fund, in the form of common capital contributions, up to 6.0% of the Hotel Fund offering’s gross proceeds as selling commissions and up to 1.0% of the gross proceeds raised in the offering as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. During the three months ended March 31, 2019, the Company paid $0.1 million to the Hotel Fund pursuant to these obligations.

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
Lease Commitments

We have operating leases for corporate office space and certain equipment. Our leases have remaining lease terms of one year to four years, one of which includes an option to extend the lease for up to five years. The option to extend the lease relates to our corporate office lease and is not included in the calculation of the ROU assets and lease liabilities because the Company is not reasonably certain that it will exercise the option. Lease expense was $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and were $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Supplemental cash flow information related to leases for the three months ended March 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$78

Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recorded upon adoption of ASC 842
Right-of-use assets	$925
Lease liabilities	$1,044

Supplemental balance sheet information related to leases as of March 31, 2019 was as follows (thousands, except lease term and discount rate):

Operating leases
Operating lease right-of-use assets in other assets	$865

Operating lease liabilities in accounts payable and other accrued expenses	$977

Weighted average remaining lease term	3.5 years
Operating leases - Weighted average discount rate	7.1%

The following represents future payments on operating leases as of March 31, 2019 (in thousands):

Years ending	Amount
Remainder of 2019	$236
2020	316
2021	318
2022	239
Total lease payments	1,109
Less imputed interest	(132)
Total	$977

IMH FINANCIAL CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

Minimum Annual Rental Commitments as Presented Under previous lease accounting standard

As of December 31, 2018, future minimum lease payments required under these various lease agreements are as follows (in thousands):

Years ending	Amount
2019	$305
2020	307
2021	308
2022	233
Total	$1,153

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company and JCP Realty entered into a consulting services agreement (the “Consulting Agreement”) pursuant to which JCP Realty agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. Our director, Jay Wolf, is the Managing Member of Juniper Capital Partners, the parent company of JCP Realty. The initial term of the Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination was provided by either party. The Company and JCP entered into an amendment of the Consulting Agreement dated October 17, 2017 pursuant to which: (i) the term was extended for two years; (ii) the annual base consulting fee was reduced from $0.6 million to $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors); and (iii) JCP is entitled to receive an origination fee of up to 1.25% on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP (subject to a reduced fee based on the increasing size of the loan or investment). JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from (ii) the gross sales proceeds (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During each of the three months ended March 31, 2019 and 2018, we incurred base consulting fees to JCP of $0.1 million. JCP earned no legacy fees during either of the three months ended March 31, 2019 and 2018.

Notes Receivable from Certain Partnerships

A subsidiary of the Company has entered into a lending facility with certain consolidated partnerships to lend up to a maximum of $5.0 million to cover the partnerships’ anticipated operating and capital expenditures. As of March 31, 2019, the total principal advanced was $4.8 million. The loans earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (7.50% at March 31, 2019) to 8.0% and have maturity dates which are the earliest to occur of: (1) the date of transfer of the partnership’s real estate assets; (2) the date on which the current general partner resigns, withdraws or is removed as general partner; or (3) July 31, 2018. The promissory notes received under this lending facility are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and the related accrued interest receivable have been eliminated in consolidation.

IMH FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SUBSEQUENT EVENTS

Series B Preferred Stock Matters

We entered into an agreement effective April 9, 2019 with the holders of our Series B-1 and B-2 Preferred Stock to extend the required redemption date for these shares by one year, or July 24, 2020, to allow the Company additional time to restructure the terms of the existing securities and/or to generate the liquidity necessary for such repayment. In exchange for this extension, the Company agreed to increase the redemption price from 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock to 160%.

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

2)
Provided that Mr. Bain remains employed by the Company through the Expiration Date, he shall be entitled to receive a cash bonus of $0.6 million for his 2018 services (which have been accrued in the accompanying consolidated financial statements) and $0.35 million for his 2019 services, to be paid no later than April 30, 2019 and March 31, 2020, respectively;

3)	The Company has agreed to pay Mr. Bain two payments of $0.25 million each by no later than January 31, 2020 and January 31, 2021, respectively;

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

6)	The Company will cause any and all unvested equity awards and deferred compensation benefits granted to Mr. Bain to vest by no later than the Expiration Date; and

7)	Mr. Bain has agreed to certain noncompetition and nonsolicitation covenants, cooperation covenants and certain other requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of our annual report on Form 10-K which was filed with the Securities and Exchange Commission on April 12, 2019 entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2018 and for the three months ended March 31, 2019 and 2018 included elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting current expectations about the future of our business that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included in previously-referenced Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview of the Business

We are a real estate investment and finance company focusing on the commercial, hospitality, industrial and residential real estate markets. The Company intends to expand its hospitality footprint through the acquisition or management of other luxury boutique hotels.

Our current business focus is to re-establish the Company’s access to significant investment capital in order to improve the performance of our portfolio. By increasing the level and quality of the assets in our portfolio, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns and enhanced opportunity for liquidity.

As of March 31, 2019, we held mortgage and real estate assets with a carrying value of $103.8 million. Our REO held for sale and other REO are being marketed for disposition within the next twelve months.

With cash and cash equivalents of $22.8 million at March 31, 2019 and anticipated proceeds from asset sales and financing, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures or other attractive investments, acquisitions of hospitality, or other real estate assets.

Key Operational Aspects

•	The Company’s net loss for the three months ended March 31, 2019 was $5.0 million compared to a net loss of $3.8 million for the same period in 2018.

•	The Company’s total revenue totaled $1.0 million for the three months ended March 31, 2019 compared to $2.2 million for the corresponding period in 2018.

•	The Company’s basic and diluted net loss per common share for the three months ended March 31, 2019 and 2018 was $(0.43) and $(0.31), respectively.

Results of Operations for the three months ended March 31, 2019 and 2018

The following discussion compares historical results of operations on a GAAP basis for three months ended March 31, 2019 and 2018. Unless otherwise noted, all comparative performance data included below reflects year-over-year comparisons.

Revenues (in thousands)
	Three Months Ended March 31,
Revenues:	2019	2018	$ Change	% Change
Operating property revenue	$314	$1,564	$(1,250)	(79.9)%
Mortgage loan income, net	650	625	25	4.0%
Management fees, investment and other income	68	37	31	83.8%
Total Revenue	$1,032	$2,226	$(1,194)	(53.6)%

Operating Property Revenue. For the three months ended March 31, 2019, we recorded $0.3 million in operating property revenue as compared to $1.6 million for the three months ended March 31, 2018, a decrease of $1.3 million or 79.9%. The year-over-year decrease in operating property revenue is primarily attributable to the renovation of our hotel, restaurant, and spa operation known as MacArthur Place, which substantially began during the second quarter of 2018 and is expected to be completed in the second quarter of 2019. We expect operating property revenue to increase following the completion of the renovation.

Mortgage Loan Income. For the three months ended March 31, 2019, income from mortgage loans was $0.7 million, an increase of $25.0 thousand or 4.0% over the three months ended March 31, 2018. Mortgage loan income remained relatively consistent period over period as the loan balance has remained relatively consistent during such periods, with a weighted average interest rate of 9.5%.

Management Fees, Investment and Other Income. For the three months ended March 31, 2019, management fees, investment and other income was $68.0 thousand, an increase of $31.0 thousand, or 83.8%, from the three months ended March 31, 2018. The year-over-year increase is primarily attributable to investment income on higher cash balances during 2019 compared to 2018.

Costs and Expenses

Expenses (in thousands)
	Years Ended December 31,
Expenses:	2019	2018	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$2,349	$2,238	$111	5.0%
Expenses for non-operating real estate owned	91	196	(105)	(53.6)%
Professional fees	806	875	(69)	(7.9)%
General and administrative expenses	1,905	1,879	26	1.4%
Interest expense	456	744	(288)	(38.7)%
Depreciation and amortization expense	271	341	(70)	(20.5)%
Gain on disposal of assets	—	(253)	253	(100.0)%
Unrealized loss on derivatives	167	—	167	100.0%
Total Costs and Expenses	$6,045	$6,020	$25	0.4%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended March 31, 2019, operating property direct expenses were $2.3 million, an increase of $0.1 million, or 5.0%, from $2.2 million for the three months ended March 31, 2018. Such amounts are related to the direct operating costs of MacArthur Place. While revenues were negatively impacted during the renovation period, operating expenses remained relatively consistent as the Company was required to retain personnel to avoid employee turnover while simultaneously incurring significant temporary operating costs during the renovation period.

Expenses for Non-Operating Real Estate Owned. For the three months ended March 31, 2019, expenses for non-operating real estate owned assets were $0.1 million, a decrease of $0.1 million or 53.6%, from $0.2 million for the three months ended March 31, 2018. The year-over-year decrease is primarily attributable to lower repair and maintenance costs for assets held by certain of our consolidated partnerships.

Professional Fees. For the three months ended March 31, 2019 and 2018, professional fees were $0.8 million and $0.9 million, respectively, a decrease of $0.1 million or 7.9%. The decrease in professional fees is attributed to overall greater reduced costs in the mortgage and REO segments from lower enforcement and recovery related legal fees offset by increased costs incurred in the corporate segment related to certain capital transactions.

General and Administrative Expenses. For the three months ended March 31, 2019 and 2018, general and administrative expenses were consistent at $1.9 million for each period.

Interest Expense. For the three months ended March 31, 2019, interest expense was $0.5 million as compared to $0.7 million for the three months ended March 31, 2018, a decrease of $0.3 million, or 38.7%. The year-over-year decrease is attributed primarily to the capitalization of interest costs during the renovation period of MacArthur Place in the amount of $0.5 million.

Depreciation and Amortization Expense. For the three months ended March 31, 2019 and 2018, depreciation and amortization expense was relatively consistent at $0.3 million.

(Gain) Loss on Disposal of Assets. No sales occurred during the three months ended March 31, 2019. During the three months ended March 31, 2018, we sold a portion of an REO asset for $0.3 million.

Unrealized Loss on Derivatives. During the three months ended March 31, 2018, the Company recorded an unrealized loss of $0.2 million on an interest rate cap we acquired to mitigate the risk of rising interest rates based on a fair value analysis of this derivative instrument.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three months ended March 31, 2019 and 2018, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Mortgage and REO Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy mortgage loan investments and REO assets, including financing of such asset sales. This segment also encompasses the carrying value and costs of such assets and related financing and operating expenses.

Corporate and Other — Consists of our centralized general and administrative and corporate treasury activities. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

A summary of the financial results for each of our operating segments during the three months ended March 31, 2019 and 2018 follows (in thousands):

Hospitality and Entertainment Operations

	Three Months Ended March 31,
	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$314	30.4%	$1,566	70.4%
Operating expenses
Operating property direct expenses	2,349	100.0%	2,238	100.0%
Professional fees	81	10.0%	59	6.7%
General & administrative	376	19.7%	314	16.7%
Interest expense	—	—%	305	41.0%
Depreciation & amortization expense	243	89.7%	279	81.8%
Total operating expenses	3,049		3,195

Other expenses
Unrealized loss on derivatives	167	100.0%	—	—%
Total other expenses	167	100.0%	—
Total costs and expenses, net	3,216	53.2%	3,195	53.1%
Loss before income taxes	(2,902)	57.9%	(1,629)	42.9%
Provision (expense) for income taxes	—		—	—%
Net loss	(2,902)	57.9%	(1,629)	42.9%
Net loss attributable to non-controlling interest	(285)	231.7%	(41)	(45.6)%
Net loss attributable to common shareholders	$(3,187)	44.7%	$(1,670)	32.7%

For the three months ended March 31, 2019 and 2018, the hospitality and entertainment operations segment revenues were $0.3 million and $1.6 million, respectively, which includes operating revenue and investment income. The decrease in income on a year over year basis was attributed to the ongoing renovations of MacArthur Place. During the three months ended March 31, 2019, our results were based on 14% occupancy, with an ADR of $235 and REVPAR of $33. The same period in 2018 reflected 49% occupancy, with and ADR of $245 and REVPAR of $120.

For the three months ended March 31, 2019 and 2018, the segment contributed 30.4% and 70.4%, respectively, of total consolidated revenues. The year-over-year decrease in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to the lack of revenues resulting from the renovation at MacArthur Place.

During the three months ended March 31, 2019 and 2018, the hospitality and entertainment operations segment constituted substantially all of our consolidated operating property direct expenses. The decrease in net operating income percentages for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily attributed to high operating property direct expenses, which was caused by rooms out of service during the renovation project while operating expenses remained consistent year over year.

After interest expense, depreciation and amortization, the hospitality and entertainment operations segment contributed $2.9 million and $1.6 million of the total consolidated net loss for the three months ended March 31, 2019 and 2018, respectively.

Mortgage and REO Legacy Portfolio and Other Operations

	Three Months Ended March 31,
	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$652	63.2%	$625	28.1%
Operating expenses		—%		—%
Expenses for non-operating REO	91	100.0%	196	100.0%
Professional fees	269	33.4%	547	62.4%
General & administrative	2	0.1%	—	—%
Interest expense	128	28.1%	113	15.2%
Total operating expenses	490		856
Other expenses
Gain on disposal of assets, net	—	—%	(253)	100.0%
Total other expenses	—	—%	(253)
Total costs and expenses, net	490	8.1%	603	10.0%
Income before income taxes	162	(3.2)%	22	(0.6)%
Provision (expense) for income taxes	—		—	—%
Net income	162	(3.2)%	22	(0.6)%
Net income attributable to non-controlling interest	162	(131.7)%	131	145.6%
Net income attributable to common shareholders	$324	(4.5)%	$153	(3.0)%

For the three months ended March 31, 2019 and 2018, the Mortgage and REO Legacy Portfolio and Other Operations segment contributed 63.2% and 28.1%, respectively, of total consolidated revenues. While the dollar amount of total revenues was relatively consistent on a year-over-year basis, the decrease as a percentage of total revenues is attributed to the reduced contribution of revenue from hospitality and entertainment operations segment.

For the three months ended March 31, 2019 and 2018, the Mortgage and REO Legacy Portfolio and Other Operations segment recorded total consolidated (income) expenses, net of gain, of $0.5 million and $0.6 million, respectively. The year-over-year decrease in net expenses for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to (i) decreased gains from the sale of REO assets, and (ii) decreases in professional fees relating to enforcement activities.

After revenues, less interest, depreciation and amortization expenses, and (recoveries of) provision for credit losses, the Mortgage and REO Legacy Portfolio and Other Operations segment contributed net income of $0.2 million and $22.0 thousand for the three months ended March 31, 2019 and 2018, respectively. We expect our lending activities and related income to increase as available liquidity allows us to acquire our target assets.

Corporate and Other

	Three Months Ended March 31,
	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$66	6.4%	$35	1.6%
Operating expenses
Professional fees	456	56.6%	270	30.8%
General & administrative	1,527	80.2%	1,564	83.3%
Interest expense	328	71.9%	326	43.8%
Depreciation & amortization expense	28	10.3%	62	18.2%
Total operating expenses	2,339	39.8%	2,222
Net loss	(2,273)	45.3%	(2,187)	57.6%
Cash dividends on series B-1 and B-2 preferred stock	(641)	—%	(592)	100.0%
Imputed dividends on series B-1 and B-2 preferred stock	(935)	100.0%	(818)	100.0%
Imputed dividends on series A preferred stock	(413)	100.0%	—
Net loss attributable to common shareholders	$(4,262)	59.8%	$(3,597)	70.3%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any material revenues for the Company for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, the Corporate and Other segment contributed $2.3 million and $2.2 million, respectively, to total consolidated expenses. The increase in expenses for this segment is primarily attributable to an increase in professional fees relating to transactional and governance matters.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of March 31, 2019, the Company had six portfolio loans outstanding with a carrying value of $23.5 million and no new loans were originated during the three months ended March 31, 2019. Three of our loans were performing loans with an average outstanding principal and accrued interest balance of $7.7 million. Our other portfolio loans are non-performing, two (2) of which have been fully reserved, and other of which entered default status upon its maturity in September 2018 with a carrying value of $8.2 million as of March 31, 2019. The Company is pursuing various enforcement options including, but not limited to, foreclosing on the equity interests of the borrower.

As of March 31, 2019 and 2018, the valuation allowance was $13.1 million for each period, and represented 36.8% and 37.1%, respectively, of the total outstanding loan principal and interest balances.

We made no loan fundings and received no loan principal payments during the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019 and 2018, we recorded mortgage interest income of $0.7 million and $0.6 million, respectively.

Geographic Diversification

As of March 31, 2019, the collateral underlying our loan portfolio was located in California, Missouri, Texas, New York and Arizona. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. While our lending activities have historically been focused primarily in the southwestern United States, we have no geographic limitations in our investment policy.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate or LIBOR. As of March 31, 2019 and December 31, 2018, the Prime Rate was 5.5%. As of March 31, 2019 and December 31, 2018, the one-month LIBOR was 2.5%.

As of March 31, 2019, we had six loans with principal and interest balances totaling $35.6 million and interest rates ranging from 8.5% to 17.2%. Of this total, three loans with principal and interest balances totaling $20.3 million and a weighted average interest rate of 12.1% were non-performing loans, of which two were fully reserved and one is reserved for $0.4 million, while three loans with principal and interest balances totaling $15.3 million and a weighted average interest rate of 9.5% were performing.

Loan and Borrower Attributes

We generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of March 31, 2019, the original projected end-use of the collateral under our loans was classified as 42.9% residential and 57.1% commercial. As of December 31, 2018, the original projected end-use of the collateral under our loans was classified as 36.0% residential and 64.0% mixed-use.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our loan portfolio, net of the valuation allowance, as of March 31, 2019, has scheduled maturity dates as follows (dollar amounts in thousands):

Quarter	Principal and Interest Balance	Percent	#
Matured	$21,233	58%	3
Q4 2019	15,352	42%	3
Total principal and interest	36,585	100%	6
Less: valuation allowance	(13,063)
Mortgage loans, net	$23,522

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

As of March 31, 2019, we held total REO assets of $80.3 million, of which $7.4 million were held for sale, $39.1 million were held as operating properties, and $33.7 million were classified as other real estate owned. At March 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million was held for sale, $33.9 million were held as operating properties and $33.7 million were classified as other real estate owned. All our REO assets are located in California, Texas, Arizona, Minnesota, and New Mexico. We did not acquire or dispose any REO assets during the three months ended March 31, 2019.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations, which totaled $2.4 million for each of the three months ended March 31, 2019 and 2018. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $4.7 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively, which related primarily to the MacArthur Place renovation.

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

Variable Interest Entities

L’Auberge de Sonoma Hotel Fund

As of March 31, 2019, the Hotel Fund has sold Preferred Interests of $18.5 million, which is included in non-controlling interests in the accompanying consolidated balance sheets. The Company’s preferred interest in the Hotel Fund totals $2.1 million. The Hotel Fund made Preferred Distributions of $0.3 million during the three months ended March 31, 2019. Based on (i) the structure of the Hotel Fund, (ii) our ability to direct the activities that most significantly impact the economic performance of the Hotel Fund, and (iii) the risk of absorbing losses or rights to receive benefits that could be potentially significant to the Hotel Fund, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated and expect to continue to consolidate the Hotel Fund in our consolidated financial statements.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the three months ended March 31, 2019 and 2018, we performed both a macro analysis of market trends and economic estimates as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio or REO assets during the three months ended March 31, 2019 and 2018. We did, however, record an impairment loss of $0.2 million during the three months ended March 31, 2019 pertaining to a fair value adjustment for an interest rate cap we acquired.

As of March 31, 2019 and December 31, 2018, the valuation allowance was $13.1 million and represented 36.8% and 37.1%, respectively, of the total outstanding loan principal and accrued interest balances as of such dates.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of March 31, 2019, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. We will continue to evaluate our loan and REO assets to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such evaluations may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Current and Anticipated Borrowings

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million. The EO Notes matured and were repaid in full on April 28, 2019.

New Mexico Land Purchase Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the purchase of certain real estate located in New Mexico at a purchase price of $6.8 million. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2% through December 31, 2017, and the WSJ Prime Rate plus 3% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due upon the earlier of 1) December 31, 2019, or 2) sale of the underlying collateral property. The note may be prepaid in whole or in part without penalty. As of March 31, 2019, the full amount of the original principal balance of this note remains outstanding.

Special Assessment Obligation

As of March 31, 2019 and 2018, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $0.1 million, and are secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at March 31, 2019. We made no principal payments on this special assessment obligation during the three months ended March 31, 2019.

Hotel Acquisition and Construction Loan

In connection with the acquisition of MacArthur Place, the Company borrowed $32.3 million from MidFirst Bank. The loan has an initial term of three years and, subject to certain conditions and the payment of certain fees, may be extended by the Company for two (2) one-year periods. The loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.75% subject to certain adjustments. During the three months ended March 31, 2019, loan was modified to, among other things, increase the total loan facility to $37.0 million, and increase our equity requirement from $17.4 million to $27.7 million.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place-related revenues. The Company has provided a construction completion guaranty which will be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company has provided a loan repayment guaranty equal to 50% of the MacArthur Loan outstanding principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The loan includes a provision requiring substantial completion of the project by June 30, 2019. In addition, MacArthur Place is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Hotel Fund Offering

In November 2017, the Company sponsored and commenced the offering of up to $25.0 million of Preferred Interests in the Hotel Fund. The Company made initial contributions of $17.8 million for its common member interest in the Hotel Fund. The net proceeds of this offering are being used (i) to redeem the Company’s initial contributions to the Hotel Fund and (ii) to partially fund the renovations to MacArthur Place.

Purchasers of the Preferred Interests (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). If the Fund has insufficient operating cash flow to pay any or all of the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to fund the full payment of the Preferred Distribution for such month, such payments to be treated as an additional capital contribution by the Company. Upon the refinance or sale of all or a portion of the hotel, the Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to 12.0% on the Preferred Interests. We have sold Preferred Interests to unrelated outside investors totaling $18.5 million through March 31, 2019, and $22.3 million through May 15, 2019.

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

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-Q, a summary of our significant outstanding contractual obligations that existed at March 31, 2019 follows:

Preferred Stock Requirements

During 2014, the Company issued 8.2 million shares of the Company’s Series B-1 and B-2 Preferred Stock to the Series B Investors in exchange for $26.4 million. During 2018, the Company issued 2.35 million shares of the Company’s Series B-3 Preferred Stock in exchange for $8.0 million. Except for certain voting, transfer, dividend, and redemption rights, the rights and obligations of holders of the Series B Preferred Stock are substantially the same.

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for Series B-1 and B-2 Preferred Stock and 5.65% for the Series B-3 Preferred Stock, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. For the three months ended March 31, 2019 and 2018, we paid dividends on the Series B Preferred Stock of $0.7 million and $0.5 million, respectively.

•
Redemption upon Demand. At any time after July 24, 2020 for the Series B-1 and B-2 Preferred Stock and after February 9, 2023 for the Series B-3 Preferred Stock, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 160% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock, and 145% of the sum of the original price per share of the Series B-3 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price for the Series B-1 and B-2 Stock would presently be $39.6 million, resulting in a redemption premium of $13.2 million, and the Redemption Price for the Series B-3 Preferred Stock would be $11.6 million for the Series B-3 Stock, resulting in a redemption premium of $3.6 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the preferred stock. During three months ended March 31, 2019 and 2018, we recorded amortization of the redemption premium of $0.9 million and $0.8 million, respectively, as a deemed dividend.

•
Required Liquidation. Under the Second Amended Certificate of Designation authorizing the Series B Preferred Stock, if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2020 for the Series B-1 and B-2 Preferred Stock and February 9, 2023 for the Series B-3 Preferred Stock, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price.

JCP Consulting Agreement

Under the terms of the JCP Consulting Agreement, JCP is entitled to receive an annual base consulting fee of $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors) an origination fee up to 1.25% on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP, subject to reduction based on the increasing size of the loan or investment. Under the terms of the JCP Consulting Agreement, JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP, equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from the (ii) the gross sales proceeds (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the three months ended March 31, 2019 and 2018, we incurred base consulting fees to JCP of $0.1 million for each period. JCP earned legacy fees of $0.0 million for each of the three months ended March 31, 2019 and 2018.

Off-Balance Sheet Arrangements

General

We have equity interests in a number of consolidated joint ventures and limited partnerships. Most of the joint ventures and partnerships in which we have an interest are involved in the ownership and/or development of real estate. A venture or partnership will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture or partnership may request a contribution from the partners, and we will evaluate such request.

The Company has entered into a $5.0 million collective lending facility with certain of the consolidated partnerships to loan up to $0.7 million, which were subsequently amended to increase the collective lending facility to a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of March 31, 2019, the total principal advanced under this facility was $4.8 million. The loans under this facility earn interest at annual rates ranging from the JP Morgan Chase Prime rate plus 2.0% (7.50% at March 31, 2019) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable have been eliminated in consolidation as of March 31, 2019.

Debt Guarantees
In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans had variable interest rates, which created exposure in the form of market risk due to interest rate changes. As of March 31, 2019, we have agreed to provide a construction completion guaranty in connection with the MacArthur Loan with respect to the hotel improvement project which will be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, we provided a loan repayment guaranty of 50% of the MacArthur Loan outstanding loan principal and accrued unpaid interest and hotel operating expenses, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan.

Office Lease
The Company’s current office lease term ends on September 30, 2022. The lease commits the Company to rents totaling $1.0 million over the five year term, net of certain concessions granted.
Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. As of March 31, 2019, there have been no significant changes in our critical accounting policies from December 31, 2018, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

At March 31, 2019, we had cash and cash equivalents of $22.8 million, as well as REO held for sale of $7.4 million and other REO assets of $33.7 million which, while not technically classified as held for sale, are generally available for sale. During the three months ended March 31, 2019, we made a construction draw on our MidFirst Loan in the amount of approximately $7.5 million for renovation costs at MacArthur Place, with an additional $8.5 million expected to be drawn upon by the end of the second quarter of 2019. As of May 15, 2019, we have sold approximately $22.3 million in Preferred Interests to unrelated outside investors in the Hotel Fund.

Under the terms of our Second Amended Certificate of Designation, at any time after July 24, 2020, each holder of Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B-1 and B-2 Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 160% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment amount, the Redemption Price would presently be approximately $39.6 million.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our requirements for liquidity as of and for the three months ended March 31, 2019.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $4.9 million and $5.4 million for the three months ended March 31, 2019 and 2018, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs. The increase in cash used in operating activities from 2018 to 2019 is primarily attributed to various changes in operating assets and liabilities.

Cash Used In Investing Activities.

Net cash used in investing activities was $4.7 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash from investing activities is attributed primarily to lower proceeds from sale of real estate owned, and increased investments in operating properties and capitalized REO costs. Proceeds received from the sale of REO assets and mortgage loans totaled $0.0 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. Investments in operating properties totaled $4.7 million during the three months ended March 31, 2019 compared to $1.1 million for the same period in 2018.

Cash Provided By Financing Activities.

Net cash provided by financing activities was $9.0 million and $10.2 million for the three months ended March 31, 2019 and 2018, respectively. During three months ended March 31, 2019, we received proceeds from debt issuance of $7.5 million and proceeds from Hotel Fund contributions of $3.5 million. During the three months ended March 31, 2019, we used $1.0 million for the purchase of treasury stock. During the three months ended March 31, 2018, we received proceeds from Hotel Fund contributions of $3.5 million and raised proceeds from preferred equity issuance of $8.0 million. We also made dividend payments of $0.7 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, beginning January 1, 2019, we implemented ASC 842 and related changes to our processes related to identification of leases, calculation of right-of-use assets and lease liabilities and processes for gathering information for disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of March 31, 2019.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company, as a smaller reporting company under the rules of the SEC, is not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 3.	LEGAL PROCEEDINGS.
The status of our legal proceedings is provided in Note 13 - Commitments and Contingencies of the accompanying unaudited condensed consolidated financial statements and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or results of operations. The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 9B.	OTHER INFORMATION.

None.

Exhibit Index

Exhibit No.	Description of Document

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1.1	Certificate of Correction of Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 20, 2013 and incorporated by reference).

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

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

3.4.1
Certificate of Amendment of Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock (filed April 12, 2019 and incorporated herein by reference).

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

10.32	First Amendment to Consulting Services Agreement by and between IMH Financial Corporation and JCP Realty Advisors, LLC dated October 17, 2017 and incorporated herein by reference).

10.33*	Termination of Employment Agreement, Release and Additional Compensation Agreement between Lawrence D. Bain and IMH Financial Corporation.

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	May 15, 2019	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	May 15, 2019
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	May 15, 2019
Samuel J. Montes	and Principal Accounting Officer)