Form 10-Q
period 2019-06-30
IMH Financial Corp
filed 2019-08-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
Common Stock
Class B-1 Common Stock
Class B-2 Common Stock
Class B-3 Common Stock
Class B-4 Common Stock
Class C Common Stock

As of August 14, 2019, the registrant had outstanding the following classes and series of stock: (i) 1,909,338 shares of Common Stock, (ii) 3,376,821 shares of Class B-1 Common Stock, (iii) 3,377,953 shares of Class B-2 Common Stock, (iv) 6,912,510 shares of Class B-3 Common Stock, (v) 313,790 shares of Class B-4 Common Stock, (vi) 668,903 shares of Class C Common Stock, (vii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, (viii) 5,595,148 shares Series B-2 Cumulative Convertible Preferred Stock, (ix) 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock, and (x) 22,000 shares of Series A Preferred Stock outstanding. There is no established market for the registrant’s shares of common stock or preferred stock.

IMH Financial Corporation
June 30, 2019 Form 10-Q Quarterly Report

2

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Cash and cash equivalents	$12,222	$25,452
Funds held by lender and restricted cash	5,147	198
Mortgage loans, net	13,270	23,234
Real estate held for sale	7,400	7,418
Operating properties, net	63,696	33,866
Other real estate owned	33,727	33,727
Goodwill	15,357	15,357
Other intangibles, net	501	641
Other receivables	1,233	1,320
Other assets	4,125	2,033
Property and equipment, net	360	393
Total assets	$157,038	$143,639

LIABILITIES
Accounts payable and accrued expenses	$12,004	$8,385
Accrued property taxes	638	305
Dividends payable	1,267	857
Accrued interest	414	653
Customer deposits and funds held for others	2,033	552
Notes payable, net of deferred financing fees	49,258	36,314
Total liabilities	65,614	47,066

Series B Redeemable convertible preferred stock, $.01 par value; 100,000,000 shares authorized; 10,552,941 shares outstanding as of June 30, 2019 and December 31, 2018; liquidation preference of $51,170 as of June 30, 2019 and December 31, 2018.	47,624	45,663
Series A redeemable preferred stock, 22,000 shares outstanding; liquidation preference of $22,000 at June 30, 2019 and December 31, 2018	21,776	21,747

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 18,764,758 and 18,596,774 shares issued at June 30, 2019 and December 31, 2018, respectively; 16,394,594 and 16,726,610 shares outstanding at June 30, 2019 and December 31, 2018, respectively	188	186
Less: Treasury stock, at cost, 2,370,164 and 1,870,164 shares at June 30, 2019 and December 31, 2018, respectively	(7,286)	(6,286)
Paid-in capital	704,557	708,523
Accumulated deficit	(702,400)	(692,876)
Total IMH Financial Corporation stockholders' equity (deficit)	(4,941)	9,547
Non-controlling interests	26,965	19,616
Total stockholders' equity	22,024	29,163
Total liabilities and stockholders’ equity	$157,038	$143,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Operating property revenue	$1,880	$2,105	$2,193	$3,668
Mortgage loan income, net	447	641	1,098	1,266
Management fees, investment and other income	208	255	276	292
Total revenue	2,535	3,001	3,567	5,226
Operating Expenses
Operating property direct expenses (exclusive of interest and depreciation)	3,657	2,099	6,007	4,334
Expenses for non-operating real estate owned	83	171	174	367
Professional fees	1,680	754	2,486	1,629
General and administrative expenses	1,560	1,708	3,465	3,588
Interest expense	335	780	791	1,525
Depreciation and amortization expense	321	303	591	644
Total operating expenses	7,636	5,815	13,514	12,087
Recovery of Credit Losses, Impairment, Gain Disposal of Assets, and Other
Gain on disposal of assets	(20)	(142)	(20)	(395)
Recovery of credit losses	(1,135)	(175)	(1,135)	(175)
Unrealized loss on derivatives	124	—	291	—
Total Recovery, Impairment Charges, Gain on Disposal of Assets and Other	(1,031)	(317)	(864)	(570)
Total costs and expenses	6,605	5,498	12,650	11,517
Loss before provision for income tax	(4,070)	(2,497)	(9,083)	(6,291)
Income tax (provision) benefit	—	—	—	—
Net Loss	(4,070)	(2,497)	(9,083)	(6,291)
Net (income) loss attributable to non-controlling interests	(318)	25	(441)	115
Cash dividends on Series B redeemable convertible preferred stock	(648)	(647)	(1,288)	(1,239)
Deemed dividend on Series B redeemable convertible preferred stock	(954)	(915)	(1,889)	(1,731)
Cash dividends on Series A redeemable preferred stock	(417)	(142)	(830)	(142)
Net Loss attributable to common shareholders	$(6,407)	$(4,176)	$(13,531)	$(9,288)
Net Loss per common share
Basic and Diluted	$(0.39)	$(0.25)	$(0.83)	$(0.56)
Weighted average common shares outstanding - basic and diluted	16,375,649	16,696,684	16,383,921	16,680,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three and Six Months Ended June 30, 2019
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity
Balance at December 31, 2018	18,596,774	$186	1,870,164	$(6,286)	$708,523	$(692,876)	$9,547	$19,616	$29,163
Net income (loss)	—	—	—	—	—	(5,136)	(5,136)	123	(5,013)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	3,520	3,520
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(266)	(266)
Hotel Fund syndication costs	—	—	—	—	(12)	—	(12)	—	(12)
Stock warrant and equity cost accretion	—	—	—	—	(70)	—	(70)	—	(70)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(641)	—	(641)	—	(641)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(936)	—	(936)	—	(936)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(412)	—	(412)	—	(412)
Stock-based compensation	112,304	1	—	—	116	—	117	—	117
Treasury stock repurchase	—	—	500,000	(1,000)	—	—	(1,000)	—	(1,000)
Balance at March 31, 2019	18,709,078	187	2,370,164	(7,286)	706,568	(698,012)	1,457	22,993	24,450
Net income (loss)	—	—	—	—	—	(4,388)	(4,388)	318	(4,070)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	3,998	3,998
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(344)	(344)
Hotel Fund syndication costs	—	—	—	—	(36)	—	(36)	—	(36)
Stock warrant and equity cost accretion	—	—	—	—	(31)	—	(31)	—	(31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three and Six Months Ended June 30, 2019
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(648)	—	(648)	—	(648)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(954)	—	(954)	—	(954)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(417)	—	(417)	—	(417)
Stock-based compensation	55,680	1	—	—	75	—	76	—	76
Balance at June 30, 2019	18,764,758	$188	2,370,164	$(7,286)	$704,557	$(702,400)	$(4,941)	$26,965	$22,024

	Three and Six Months Ended June 30, 2018
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
Balance at December 31, 2017	18,079,522	$181	1,826,096	$(6,286)	$714,889	$(679,535)	$29,249	$6,562	$35,811
Net loss	—	—	—	—	—	(3,704)	(3,704)	(90)	(3,794)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	3,485	3,485
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(20)	(20)
Hotel Fund syndication costs	—	—	—	—	(51)	—	(51)	—	(51)
Issuance of common stock warrants	—	—	—	—	688	—	688	—	688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three and Six Months Ended June 30, 2018
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(592)	—	(592)	—	(592)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(817)	—	(817)	—	(817)
Stock-based compensation	438,161	4	—	—	96	—	100	—	100
Balance at March 31, 2018	18,517,683	185	1,826,096	(6,286)	714,213	(683,239)	24,873	9,937	34,810
Net loss	—	—	—	—	—	(2,472)	(2,472)	(25)	(2,497)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	1,335	1,335
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(80)	(80)
Hotel Fund syndication costs	—	—	—	—	(35)	—	(35)	—	(35)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(647)	—	(647)	—	(647)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(914)	—	(914)	—	(914)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(142)	—	(142)	—	(142)
Stock-based compensation	79,091	—	—	—	77	—	77	—	77
Relinquishment of Class C common stock to treasury	—	—	44,068	—	—	—	—	—	—
Balance at June 30, 2018	18,596,774	$185	1,870,164	$(6,286)	$712,552	$(685,711)	$20,740	$11,167	$31,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,083)	$(6,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and option amortization	192	178
Gain on disposal of assets	(20)	(395)
Amortization of deferred financing costs	81	78
Depreciation and amortization expense	591	644
Accretion of mortgage income	(55)	(258)
Accretion of discount on note payable	259	446
Non-cash interest expense funded by loan draw	752	541
Unrealized loss on derivatives	291	—
Changes in operating assets and liabilities, net of business combination:
Accrued interest receivable	315	(12)
Other receivables	87	(68)
Other assets	(2,383)	(411)
Accrued property taxes	333	37
Accounts payable and accrued expenses	1,823	(2,774)
Customer deposits and funds held for others	1,481	317
Accrued interest	(239)	230
Total adjustments, net	3,508	(1,447)
Net cash used in operating activities	(5,575)	(7,738)

Cash flows from investing activities:
Proceeds from sale of real estate owned and operating properties and other assets	39	526
Purchases of property and equipment	(23)	(24)
Mortgage loan payoff	3,000	—
Mortgage loan investment and fundings	(921)	(2,920)
Investment in real estate owned and other operating properties	(9,804)	(3,157)
Net cash used in investing activities	(7,709)	(5,575)

Cash flows from financing activities:
Proceeds from notes payable	11,158	—
Debt issuance costs paid	(144)	—
Repayments of notes payable	(10,162)	—
Dividends paid	(1,709)	(1,998)
Purchase of treasury stock	(1,000)	—
Proceeds from Issuance of Preferred Equity	—	30,000
Equity issuance costs paid	—	(387)
Purchase of Interest rate cap	—	(548)
Contribution of Hotel Fund capital costs	(48)	—
Contributions from Hotel Fund investors	7,518	4,820
Distributions to Hotel Fund investors	(610)	(100)
Net cash provided by financing activities	5,003	31,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018

Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,281)	18,474
Cash, cash equivalents, and restricted cash, beginning of period	25,650	11,932
Cash, cash equivalents, and restricted cash, end of period	$17,369	$30,406

Supplemental cash flow information
Cash paid for interest	$681	$204
Cash paid for taxes	$45	$—
Non-cash investing and financing transactions
Foreclosure on investment in mortgage loan	$7,625	$—
Acquisition of operating property building and operations through foreclosure	$7,300	$—
Assumption of first mortgage, accrued interest and operating liabilities through foreclosure	$15,457	$—
Loan from JPM Chase Funding, Inc., (a related party) for purchase first mortgage on operating property	$11,000	—
Lease liability arising from the recognition of right-of-use asset	$1,548	$—
Noncash interest cost added to notes payable	$752	$—
Noncash interest costs capitalized to operating property	$760	$—
Capital expenditures in accounts payable and accrued expenses	$3,566	$287

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

Over the past several years, we acquired certain operating properties through deed-in-lieu of foreclosure which contributed to our operating revenues and expenses prior to their disposal. In the second quarter of 2019, we conducted a UCC foreclosure on the collateral securing $7.6 million mezzanine note receivable that was in default. That collateral was 100% of the membership interests in a limited liability company that owns a commercial real estate building and operations in St. Louis, Missouri. In the fourth quarter of 2017, we purchased a 64-room operating hotel, spa and restaurant located in Sonoma, California, commonly known as MacArthur Place (“MacArthur Place”), which is presently our sole operating property and is currently undergoing a major renovation.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (the “Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission (“SEC”). On June 18, 2010, the Fund became internally-managed through the acquisition of the Manager, and converted into a Delaware corporation in a series of transactions that we refer to as the “Conversion Transactions”. The Company continues to explore additional alternative management structures in an effort to reduce Company overhead.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: 11333, Inc. (formerly known as Investors Mortgage Holdings, Inc.), an Arizona corporation; Investors Mortgage Holdings California, Inc., a California corporation; IMH Holdings, LLC, a Delaware limited liability company (“Holdings”); and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase and/or for borrowing purposes and majority owned or controlled real estate entities and interests in variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. IMH Management Services, LLC, an Arizona limited liability company, provides us and our affiliates with human resources and administrative services, including the supply of employees. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon over which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated.

All significant intercompany accounts and transactions have been eliminated in consolidation.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Liquidity

We require liquidity and capital resources for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, and dividends to our preferred shareholders, as well as to acquire our target assets.

As of June 30, 2019, our accumulated deficit aggregated $702.4 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets.

The Company has taken a number of steps to maintain an adequate level of on-going liquidity over the years. Our liquidity plan has included obtaining outside financing, selling mortgage loans, and selling the majority of our legacy real estate assets.

In 2018, the Company entered into stock subscription agreements with its largest shareholder, JPMorgan Chase Funding Inc., a related party (“Chase Funding”), pursuant to which Chase Funding purchased shares of our Series B-3 Cumulative Convertible Preferred Stock and Series A Senior Redeemable Preferred Stock for a total purchase price of $30.0 million. The Company is using the proceeds from the sale of these shares for general corporate purposes.

In the second quarter of 2019, we conducted a UCC foreclosure on the collateral securing a $7.6 million mezzanine note receivable that was in default. That collateral was 100% of the membership interests in an LLC that owns a commercial real estate building and operations in St. Louis, Missouri. In connection with this foreclosure, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by this property. The purchase of the first mortgage note was funded partially with an $11.0 million loan (under a master repurchase agreement) from Chase Funding (related party) and the balance using Company funds. The master repurchase agreement has an initial maturity date of May 22, 2020 with the potential to extend to May 2021 if, among other conditions, certain debt yield and occupancy percentages are achieved. We are working with Chase funding to restructure and extend the maturity date of this facility.

In addition, in connection with the acquisition and renovation of MacArthur Place, the Company entered into a building loan agreement and related agreements (the “MacArthur Loan”) in October 2017 with MidFirst Bank in the amount of $32.3 million. As described in Note 9, the MacArthur Loan was modified during the first quarter of 2019 to increase the loan facility to $37.0 million and to establish certain additional reserve accounts in the amount of $2.0 million. The renovation of MacArthur Place is scheduled to be completed in the third quarter of 2019.

The modified MacArthur Loan requires the Company to fund minimum equity of $27.7 million, all of which has been funded as of June 30, 2019. The Company has provided a loan repayment guaranty equal to 50% of the original principal amount of the MacArthur Loan along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of June 30, 2019. The loan includes a provision requiring substantial completion of the project by June 30, 2019, which the lender agreed to waive and extend to September 1, 2019. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

While the Company initially utilized its own equity and proceeds from the MacArthur Loan to fund the purchase of MacArthur Place, the Company sponsored and commenced an offering in November 2017 of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) of the L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”). The net proceeds of this offering are being used primarily to (i) reimburse the Company’s for its initial $17.8 million common investment in the Hotel Fund and (ii) fund certain renovations and operating losses at the hotel. As of June 30, 2019, the Hotel Fund had sold Preferred Interests in the aggregate amount of $22.5 million. Since the Company is deemed the primary beneficiary of and controls the Hotel Fund, we have consolidated this entity.

As of June 30, 2019, we had cash and cash equivalents of $12.2 million, REO assets held for sale with a carrying value of $7.4 million and other REO assets with a carrying value of $33.7 million that we seek to dispose of within the next 12 months. We

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes. During the second quarter of 2019, a court-ordered stay was issued which prevents the sale of certain assets, pending the outcome of a related hearing in September 2019.

At any time after July 24, 2020, each holder of our Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock and all accrued and unpaid dividends as of the date of redemption. At any time after February 9, 2023, the holder of our Series B-3 Preferred Stock may require the Company to redeem, out of legally available funds, at a Redemption Price equal to the greater of (i) 145% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock and all accrued and unpaid dividends as of the date of redemption. While the Preferred Shareholders have indicated their willingness to potentially extend the redemption period beyond July 24, 2020, a cash payment in the aggregate amount of $2.6 million is due and payable to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested. The current holders of our Series B Preferred Stock are collectively referred to herein as the “Series B Investors”.

As described in Note 9, the Company’s unsecured exchange offering notes (“EO Notes”) with a face value of $10.2 million matured on April 29, 2019 and were repaid in full.

We expect our primary sources of liquidity over the next twelve months to consist of our proceeds from the disposition of our existing REO assets held for sale (assuming that the court-order stay is lifted within that time frame), proceeds from borrowings and equity issuances, current cash, mezzanine and mortgage loan interest income, and revenues from ownership or management of MacArthur Place. If we are able to resolve these matters favorably, we believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate receiving from the disposition of our real estate held for sale and debt and equity financing efforts will be sufficient to allow us to fund our operations for a period of one year from the date these condensed consolidated financial statements are issued.

We have been successful thus far in securing financing through June 30, 2019 to provide adequate funding and funding commitments for working capital purposes, which has been supplemented by proceeds from the sale of certain REO assets, receipts of principal and interest on mortgage and related investments. Moreover, we are continuing to negotiate potential extensions or restructuring of our Series B Preferred Stock and/or our outstanding debt obligations. However, there is no assurance that we will be successful in such negotiations, or in selling our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our REO assets may have a material adverse effect on our business, results of operations and financial position. In the absence of favorably resolving the matters described above, the collective nature of these uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of these condensed consolidated financial statements.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Operating Properties Acquired Through Foreclosure

Operating properties acquired through foreclosure consist of certain operating assets acquired through foreclosure that the Company has elected to hold for on-going operations and are recorded at fair value at the time of foreclosure.

Leases

Lessee Accounting

As further discussed below, the Company adopted the provisions of Accounting Standards Update 2016-02, Leases, effective January 1, 2019. We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are recorded in other assets and operating lease liabilities are recorded in accounts payable and other accrued expenses in the accompanying

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

condensed consolidated balance sheet. Finance leases, none of which existed as of the adoption of Accounting Standards Codification (“ASC”) 842 or as of June 30, 2019, would be reflected in property and equipment and other liabilities in our condensed consolidated balance sheets.

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

Lessor Accounting

On May 29, 2019, the Company acquired a commercial real estate building through a foreclosure action known as Broadway Tower located in St. Louis, Missouri which leases office space to various tenants. The assumed leases were previously accounted for according to ASC 840 and were classified as operating leases.  Upon transitioning these leases from being accounted for according to ASC 840 to being accounted for under ASC 842, the Company did not reassess the lease classification as allowed under the practical expedient package elected by the Company.

New lessor leases are subject to the following policies for lease classification. Pursuant to ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2019, none of our leases, as a lessor, met the above criteria to be classified as a sale – type lease.

Pursuant to ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of June 30, 2019, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type or direct financing lease classification criteria are met. As of June 30, 2019, all leases of the Company’s rental properties were classified as operating leases.

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as commercial real estate rental revenue. Non-lease components included in commercial real estate rental revenue include certain tenant reimbursements for maintenance services, (including common-area maintenance services or “CAM”). Variable consideration for costs that are not contract components (e.g., real estate taxes, utilities) are excluded from total consideration and would be recorded as incurred by the lessee and earned by the lessor. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), has been applied to these lease contracts for both types of components.

The Company has elected to present sales tax and other tax collections in the condensed consolidated statements of operations on a net basis and, accordingly, such taxes are excluded from reported revenues.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Commercial Real Estate Rental Revenue

The Company derives revenues from our commercial real estate building in St. Louis, Missouri, known as Broadway Tower, which, as more fully described in Notes 4 and 5, was acquired in a foreclosure action by the Company in May 2019. Rental revenue, which is reflected as operating property revenue in the consolidated statements of operations and is presented in Mortgage and REO Legacy portfolio and other operations segment, represents revenue from the leasing of commercial office space to tenants, common area maintenance charges and parking space rental. Leases with tenants are classified as operating leases and revenue is recognized on a straight line basis over the term of the respective leases.

The Company regularly reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon adoption of ASU 2016-02, effective January 1, 2019, the Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental income and does not record an allowance for uncollectible accounts.

The Company recognizes the rental income on a straight-line basis over the terms of the leases. The cumulative differences between rental income recognized in the Company’s condensed unaudited consolidated statements of operations and contractual payment terms have been recorded as deferred rental income and presented on the accompanying condensed consolidated balance sheets.

Funds Held by Lender and Restricted Cash

Funds held by lender and restricted cash includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes and insurance. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$12,222	$25,452
Funds held by lender and restricted cash	5,147	198
Total cash, cash equivalents, and restricted cash	$17,369	$25,650

This balance includes property tax, insurance and construction related reserves for the MacArthur Loan totaling $2.3 million and $0.2 million at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, we acquired restricted cash reserves totaling $2.8 million in connection with our foreclosure and acquisition of a commercial office building in St. Louis, Missouri which is included in the balance above as of June 30, 2019.

Mortgage Investment Revenue Recognition

See Note 3 for the Company’s accounting policy for Mortgage Investment Revenue Recognition.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs.

Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the optional transition method. The Company elected the practical expedient package outlined in ASU No. 2016-02 under which we did not have to reassess whether an arrangement contains a lease, we carried forward our previous classification of leases as operating, and we did not have to reassess previously recorded initial direct costs. There was an increase in assets of $1.6 million and liabilities of $1.7 million due to the recognition of the required ROU asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.1 million related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our condensed consolidated statements of operations.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company has adopted the requirements of this accounting pronouncement in fiscal 2019.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — REVENUE

Following is a breakdown of revenue by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating property revenue
Commercial real estate rental revenue	$398	$—	$398	$—
Hotel revenues
Rooms	766	1,205	957	1,897
Food and beverage	536	523	539	1,008
Banquet	26	96	30	276
Spa and fitness center	118	188	212	328
Other	36	93	57	159
Total operating property revenue	1,880	2,105	2,193	3,668
Mortgage loan income, net	447	641	1,098	1,266
Management fees, investment and other income	208	255	276	292
Total revenue	$2,535	$3,001	$3,567	$5,226

Operating Property Revenue

Commercial Real Estate Rental Revenue

The Company derives revenues from our commercial real estate building in St. Louis, Missouri, known as Broadway Tower, which, as more fully described in Notes 4 and 5, was acquired in a foreclosure action by the Company in May 2019. Rental revenue, which is reflected as operating property revenue in the consolidated statements of operations and is presented in Mortgage and REO Legacy portfolio and other operations segment, which represents revenue from the leasing of commercial office space to tenants, common area maintenance charges and parking space rental. Leases with tenants are classified as operating leases and revenue is recognized on a straight line basis over the term of the respective leases.

Hotel Revenues

The Company derives hotel revenues from our hotel in Sonoma, California, which is reflected as operating property revenue in the consolidated statements of operations. Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.

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

Mortgage Investment Revenue Recognition

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 — MORTGAGE LOANS, NET

Lending Activities

As of June 30, 2019, the Company held four portfolio loans with a balance of $13.3 million, net of valuation allowances, two of which were performing loans bearing a weighted-average interest rate of 9.7% as of June 30, 2019. As of December 31, 2018, the Company held six portfolio loans with a balance of $23.2 million, net of valuation allowances, three of which were performing loans bearing a weighted-average interest rate of 9.4%. As of June 30, 2019 and December 31, 2018, the Company held two and three non-performing portfolio loans, respectively, two of which have been fully reserved and have a zero carrying value as of June 30, 2019. During the three months ended June 30, 2019, one performing loan with a principal balance of $3.0 million was repaid in full. In addition, during the three months ended June 30, 2019, we foreclosed on one of the Company’s mezzanine loan investments that had a carrying value of $8.2 million as of the date of foreclosure, which had been in default since September 2018. In May 2019, we foreclosed on the loan collateral consisting of 100% of the membership interests in the limited liability company owning the underlying property. We recorded the acquired assets and assumed liabilities at fair value and consolidated the operations commencing on the foreclosure date. See additional discussion in Notes 5 and 8.

During the three months ended June 30, 2019, and 2018, we recorded mortgage interest income of $0.4 million and $0.6 million, respectively. During the six months ended June 30, 2019 and 2018, we recorded mortgage interest income of $1.1 million and $1.3 million, respectively. The valuation allowance was $12.7 million as of June 30, 2019 and $13.1 million as of December 31, 2018. The Company did not invest in any new loans during the three or six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company originated one new construction loan in the principal amount of $13.1 million, of which we funded $0.9 million of construction loan draws during the six months ended June 30, 2019.

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

As of June 30, 2019, we held total REO assets of $104.8 million, of which $7.4 million were held for sale, $63.7 million were held as operating properties, and $33.7 million were classified as other real estate owned. As of December 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million were held for sale, $33.9 million were held as operating properties and $33.7 million were classified as other real estate owned.

As described in Note 4, on May 29, 2019, we foreclosed on the membership interests of a limited liability company that was pledged as collateral on a defaulted mezzanine note receivable. The entity owns and operates a commercial office building known as Broadway Tower, located in St. Louis, Missouri. Upon foreclosure, we acquired the membership interests in the limited liability company that owns the office building and related assets, and assumed related liabilities of Broadway Tower, all of which were recorded at fair value in accordance with GAAP. The acquired assets consist of a building, land, furniture and fixtures, operating

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

and reserve cash, and tenant receivables totaling approximately $26.0 million. Liabilities assumed consist of trade accounts payable and accrued liabilities, and accrued interest and principal on the first mortgage loan totaling approximately $16.0 million. In accordance with ASC 842, we recorded a right of use asset and related lease liability of $0.6 million, see Note 14. As described in Note 9, we purchased the Broadway Tower first mortgage note and accrued interest.

During the three and six months ended June 30, 2019, the Company sold one REO asset for $39.0 thousand resulting in a gain on sale of $20.0 thousand. During the three and six months ended June 30, 2018, the Company sold REO assets (or portions thereof) for $0.2 million and $0.5 million (net of transaction costs) resulting in a total net gain on sale of $0.1 million and $0.4 million, respectively.

REO Planned Development and Operations

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and as expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2019 and 2018, these costs and expenses were $3.7 million and $2.3 million, respectively. For the six months ended June 30, 2019 and 2018, these costs and expenses were $6.2 million and $4.7 million, respectively. Costs related to the development, renovation or improvements of the Company’s real estate assets are generally capitalized, and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized renovation costs totaled $9.8 million and $3.2 million during the six months ended June 30, 2019 and 2018, respectively.

NOTE 6 — VARIABLE INTEREST ENTITIES

As of June 30, 2019 and December 31, 2018, we consolidated multiple variable interest entities (“VIE’s”) relating to two projects: one is comprised of real estate holdings and the Hotel Fund that owns an operating hotel, restaurant and spa. We are deemed to be the primary beneficiaries of these consolidated VIE’s as we have the power to direct the activities that most significantly affect their economic performance and we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIE’s are only available to settle the obligations of the respective entities.

The following table summarizes the carrying amounts of the above referenced entities’ assets and liabilities included in the Company’s condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, net of intercompany eliminations (in thousands):

	June 30, 2019	December 31, 2018
Total assets	$97,730	$85,240
Total liabilities	57,640	37,770

The following table summarizes the results of operations for the three and six months ended June 30, 2019 and 2018, net of intercompany eliminations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,890)	$(833)	$(6,040)	$(2,333)

The Company’s maximum exposure to loss consists of its combined equity in those entities which totaled $25.1 million as of June 30, 2019. The Hotel Fund made a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”) of $0.3 million and $0.6 million and during the three and six months ended June 30, 2019, and $0.1 million during the three and six months ended June 30, 2018.

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Derivative

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are exposed to risks arising from rising interest rates on our variable rate debt instruments. To manage these risks, we periodically use interest rate derivatives, which currently consists of an interest rate cap. To mitigate nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

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

Fair Value Measurements of Operating Properties Acquired Through Foreclosure

As described in Note 4, on May 29, 2019, we foreclosed on the membership interests of a limited liability company that was pledged as collateral on a defaulted mezzanine note receivable. The limited liability company owns and operates a commercial office building known as Broadway Tower, located in St. Louis, Missouri. Upon foreclosure, we acquired the membership interests in the limited liability company that owns the office building and related assets, and assumed related liabilities of Broadway Tower, all of which were recorded at fair value in accordance with GAAP. The valuation methodology used to conclude our position on the fair value was based on the income approach using a discounted cash flow methodology.

Fair Value Measurements of Derivative Instrument

The Company acquired an interest rate cap in 2018 to mitigate its risk on certain variable debt against rising interest rates. In order to estimate the fair value of this derivative instrument, we use valuation reports from the third party broker who issued the derivative instrument. The report calculates fair value by using inputs, including market-observable data such as U.S dollar and foreign-denominated interest rate curves, foreign exchange rates, volatilities, and information derived from or corroborated by market-observable data which are classified as Level 2 inputs in the fair value hierarchy. The fair value method does not contemplate credit valuation adjustments (“CVA”) which would be a Level 3 input as the CVA uses credit spreads which are generally unobservable to the market. The fair value used in our financial statements approximate fair value without the CVA. As of June 30, 2019, the fair value of the interest rate cap approximated $39 thousand and we recorded an unrealized loss on derivative instruments of $0.1 million and $0.3 million during the three and six months ended June 30, 2019, respectively, and none during the three and six months ended June 30, 2018.

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio or impairment of REO during the six months ended June 30, 2019 and 2018, respectively. We recorded other net recoveries of investment and credit losses totaling $1.1 million during the three and six months ended June 30, 2019, and $0.2 million for the three and six months ended June 30, 2018, resulting from the collection of cash and/or other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the period.

As of June 30, 2019, the valuation allowance on our mortgage loans totaled $12.7 million, representing 49.9% of the total outstanding loan principal and accrued interest balances. As of December 31, 2018, the valuation allowance on our mortgage loans totaled $13.1 million, representing 37.1% of total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of June 30, 2019, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of June 30, 2019 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of June 30, 2019 and December 31, 2018, our notes payable and special assessment obligations consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
$37.0 million note payable, as amended, to MidFirst Bank secured by a first lien on an operating hotel property, interest-only payments due monthly at the 30-day Libor (2.40% and 2.50% at June 30, 2019 and December 31, 2018, respectively) plus 3.54% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (5.94% and 5.84% effective rate at June 30, 2019 and December 31, 2018, respectively), matures October 1, 2020 with two one-year extension options, with construction completion and repayment guarantees provided by the Company.	$32,589	$20,669
$11.0 million note payable to JPMorgan Chase Funding Inc. (a related party), is secured by the $13.2 million first mortgage note on the property known as Broadway Tower, bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020 with the potential to extend to May 2021 if, among other conditions, certain debt yield and occupancy percentages are achieved.	11,000	—
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rates of prime plus 3.0% through maturity date of December 31, 2019. 8.5% and 8.25% as of June 30, 2019 and December 31, 2018, respectively.	5,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, net of discount of $30 thousand and $0.3 million at June 30, 2019 and December 31, 2018, respectively, 4% annual coupon interest rate (14.6% effective yield), interest payable quarterly, matured and paid in full on April 28, 2019.	—	9,899
Special assessment bonds dated between 2002 and 2007, secured by the residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022 (classified as held for sale as of March 31, 2018).	75	90
Total notes payable	49,604	36,598
Less: deferred financing costs of notes payable	(346)	(284)
Total notes payable	$49,258	$36,314

Interest expense for the three months ended June 30, 2019 and 2018 was $0.3 million and $0.8 million, respectively. Interest expense for the six months ended June 30, 2019 and 2018 was $0.8 million and $1.5 million, respectively. The Company capitalized

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

interest relating to the MacArthur Loan in the amount of $0.3 million and $0.8 million for the three and six months ended June 30, 2019. There was no capitalized interest during 2018.

Senior Indebtedness

MacArthur Place

In October 2017, we closed on a $32.3 million acquisition and construction loan from MidFirst Bank in connection with our purchase of MacArthur Place (the “MacArthur Loan”), of which (i) $19.4 million was utilized for the purchase of MacArthur Place, (ii) approximately $10.0 million was set aside to fund planned hotel improvements, and (iii) the balance to fund interest reserves and operating capital. During the six months ended June 30, 2019, the MacArthur Loan was modified to, among other things, increase the total loan facility to $37.0 million, thereby increase the Company’s equity commitment to $27.7 million due to projected increased renovation costs, and to establish certain additional reserve accounts in the amount of $2.0 million for the completion of certain aspects of the renovation project. The principal balance of the loan was $32.6 million and $20.7 million at June 30, 2019 and December 31, 2018, respectively. The loan bears floating interest equal to the 30-day LIBOR rate (2.40% at June 30, 2019) plus 3.54%, which may be reduced by up to 0.50% if certain conditions are met, which were met as of June 30, 2019. The loan has an initial term of three years subject to the right of the Company to extend the maturity date for two one-year periods, provided that the loan is in good standing and upon satisfaction of certain other conditions, including payment of an extension fee equal to 0.35% of outstanding principal per extension. The Company is required to make interest-only payments during the initial three year term. During the six months ended June 30, 2019, the Company made loan draws totaling $11.9 million, of which $11.2 million represented renovation cost and operating draws and $0.8 million represented draws against the interest reserve on the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The Company was in compliance with these covenants and guarantees at June 30, 2019. The loan includes a provision requiring substantial completion of the project by June 30, 2019 which the lender agreed to waive and extend to September 1, 2019. In addition, the Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million. which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an initial debt discount on the EO Notes of $3.8 million which was amortized using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the six months ended June 30, 2019 totaled $0.3 million. The EO Notes matured and all outstanding principal and interest were paid on April 29, 2019.

JPMorgan Chase Funding Inc. Master Repurchase Agreement (related party)

In the second quarter of 2019, we conducted a UCC foreclosure on the collateral securing a defaulted mezzanine note receivable That collateral was 100% of the membership interests in a limited liability company that owns a commercial real estate building and operations in St. Louis, Missouri, known as Broadway Tower, thereby assuming its assets and liabilities, including $13.2 million mortgage note payable secured by Broadway Tower. In a related transaction, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by Broadway Tower. Since we own both the entity that owns the first mortgage note, as well as the entity that owes this obligation, the first mortgage loan and related interest has been eliminated in consolidation.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

The purchase of the first mortgage note was funded partially with an $11.0 million loan (under a master repurchase agreement) from Chase Funding and the balance using Company funds. The Chase Funding master repurchase agreement is secured by the $13.2 million first mortgage note and bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020 with the potential to extend to May 2021 if, among other conditions, certain debt yield and occupancy percentages are achieved. The master purchase agreement is subject to a third party loan servicing agreement.

Our notes payable and special assessment obligations have the following scheduled maturities as of June 30, 2019 (in thousands):

Year	Amount
2019	$16,954
2020	32,616
2021	26
2022	8
Less: deferred financing costs of notes payable	(346)
Total	$49,258

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

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and six months ended June 30, 2019 and 2018, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Mortgage and REO - Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales, as well as the operating expenses (if any), carrying costs and other related expenses of such assets. This segment also includes operating properties that do not represent a strategic operating objective of the Company, such as Broadway Tower, and their rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

Corporate and Other — Consists of our centralized general and administrative and corporate treasury activities. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

Condensed consolidated financial information for our reportable operating segments as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	June 30,	December 31,
Balance Sheet Items	2019	2018
Total Assets
Mortgage and REO Legacy portfolio and other operations	$81,744	$67,658
Hospitality and entertainment operations	64,075	52,753
Corporate and other	11,219	23,228
Consolidated total	$157,038	$143,639

	Six Months Ended June 30,
Cash Flow Items	2019	2018
Expenditures for additions to long-lived assets
Mortgage and REO Legacy portfolio and other operations	$—	$1,421
Hospitality and entertainment operations	9,804	1,736
Corporate and other	23	24
Consolidated total	$9,827	$3,181

	Three Months Ended June 30, 2019
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$398	$1,482	$—	$1,880
Mortgage loan income	447	—	—	447
Management fees, investment and other income	3	—	205	208
Total revenue	848	1,482	205	2,535

Total operating expenses	1,134	4,355	2,147	7,636

Other (income) expense
Gain on disposal of assets	(20)	—	—	(20)
Recovery of credit losses	(1,135)	—	—	(1,135)
Unrealized loss on derivatives	—	124	—	124
Total other (income) expense	(1,155)	124	—	(1,031)

Total costs and expense, net	(21)	4,479	2,147	6,605
Income (loss) before income taxes	869	(2,997)	(1,942)	(4,070)
(Provision for) benefit from income taxes	—	—	—	—
Net income (loss)	$869	$(2,997)	$(1,942)	$(4,070)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Three Months Ended June 30, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$—	$2,105	$—	$2,105
Mortgage loan income	641	—	—	641
Management fees, investment and other income	—	242	13	255
Total revenue	641	2,347	13	3,001

Total operating expenses	556	3,019	2,240	5,815

Other (income) expense
Gain on disposal of assets, net	(142)	—	—	(142)
Recovery of credit losses	(175)	—	—	(175)
Total other income	(317)	—	—	(317)

Total costs and expense, net	239	3,019	2,240	5,498
Income (loss) from continuing operations, before income taxes	402	(672)	(2,227)	(2,497)
(Provision for) benefit from income taxes	—	—	—	—
Net income (loss)	$402	$(672)	$(2,227)	$(2,497)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Six Months Ended June 30, 2019
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$398	$1,795	$—	$2,193
Mortgage loan income	1,098	—	—	1,098
Management fees, investment and other income	5	—	271	276
Total revenue	1,501	1,795	271	3,567

Total operating expenses	1,625	7,404	4,485	13,514

Other (income) expense
Gain on Disposal of Assets, Net	(20)	—	—	(20)
Recovery of credit losses	(1,135)	—	—	(1,135)
Unrealized loss on derivatives	—	291	—	291
Total other (income) expense	(1,155)	291	—	(864)

Total costs and expense, net	470	7,695	4,485	12,650
Income (loss) before income taxes	1,031	(5,900)	(4,214)	(9,083)
(Provision for) benefit from income taxes	—	—	—	—
Net income (loss)	$1,031	$(5,900)	$(4,214)	$(9,083)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Six Months Ended June 30, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$—	$3,668	$—	$3,668
Mortgage loan income	1,266	—	—	1,266
Management fees, investment and other income	—	243	49	292
Total revenue	1,266	3,911	49	5,226

Total operating expenses	1,412	6,212	4,463	12,087

Other (income) expense
Gain on disposal of assets, net	(395)	—	—	(395)
Recovery of credit losses	(175)	—	—	(175)
Total other income	(570)	—	—	(570)

Total costs and expense, net	842	6,212	4,463	11,517
Income (loss) from continuing operations, before income taxes	424	(2,301)	(4,414)	(6,291)
(Provision for) benefit from income taxes	—	—	—	—
Net income (loss)	$424	$(2,301)	$(4,414)	$(6,291)

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of June 30, 2019 or December 31, 2018.

Preferred Stock

In July 2014, the Company issued a total of 8.2 million shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock to certain investor groups in exchange for $26.4 million. Except for certain voting and transfer rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same. On April 11, 2017, Chase Funding, an affiliate of JPMorgan Chase & Co., purchased all of the Company’s outstanding Series B-2 Preferred Shares directly from the initial purchaser of such shares.

On February 9, 2018, Chase Funding purchased 2,352,941 shares of the Company’s Series B-3 Cumulative Convertible Preferred Stock (“Series B-3 Preferred Stock,” and collectively with the Series B-1 Preferred Stock and Series B-2 Preferred Stock, the “Series B Preferred Stock”), for a total purchase price of $8.0 million. The Series B-3 Preferred Stock contains redemption features similar in all material respects to those of all Series B-1 and B-2 Cumulative Convertible Preferred, which are disclosed in IMH’s annual 10-K for the year ended December 31, 2018.

On July 23, 2019 with an effective date of April 1, 2019, we entered into a Deferral and Consent agreement with the holders of our Series B Preferred Stock pursuant to which they agreed to extend the redemption date for one (1) year. A cash payment in the

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

aggregate amount of $2.6 million is due and payable to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested.
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

Series A Redeemable Preferred Stock Issuance

On May 31, 2018, Chase Funding purchased 22,000 shares of the Company’s Series A Senior Redeemable Preferred Stock (the “Series A Preferred Stock”) at a purchase price of $1,000 per share, for a total purchase price of $22.0 million.

The Series A Preferred Stock ranks senior with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Company to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. The Series A Preferred Stock is non-voting stock. Holders of the Series A Preferred Stock are entitled to receive a liquidation preference equal to the sum of the initial purchase price of the Series A Preferred Stock plus all accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock have certain put rights which includes an acceleration of the put right if the Company is required to redeem any shares of junior securities in the event of certain non-compliance events as described in the Company’s Series B Preferred Certificate of Designation.

Our Series B Preferred Stock and Series A Preferred Stock are classified as mezzanine equity in the accompanying condensed consolidated balance sheets.

Treasury Stock

On January 11, 2019, the Company concluded a tender offer to purchase up to 477,170 shares of Class B Common Stock and 22,830 shares of Class C common stock for $2.00 per share. The tender offer was over-subscribed and the 500,000 shares were purchased on a pro rata basis among the participating shareholders. The repurchase of these shares was treated as a treasury stock repurchase as reflected in the condensed consolidated balance sheet.

Share-Based Compensation

During the six months ended June 30, 2019, the Company issued 167,984 shares of common stock pursuant to previous restricted stock awards. The Company did not grant shares of restricted stock or stock options during the three and six months ended June 30, 2019, nor were any stock options or warrants exercised or forfeited during that period.

As of June 30, 2019, there were (i) 1,102,627 stock options outstanding, of which 983,429 shares were fully vested, (ii) 2,600,000 fully-vested stock warrants outstanding; and (iii) 172,800 shares of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock.

Net stock-based compensation expense relating to the stock-based awards was $0.1 million for each of the three months ended June 30, 2019 and 2018, and $0.2 million for each of the six months ended June 30, 2019 and 2018. We did not receive any cash from option or warrant exercises during the three or six months ended June 30, 2019 or 2018. As of June 30, 2019, there was $0.4 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.63 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three and six months ended June 30, 2019 and 2018 (amounts in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss	$(4,070)	$(2,497)	$(9,083)	$(6,291)
Net (income) loss attributable to non-controlling interest	(318)	25	(441)	115
Preferred dividends	(2,019)	(1,704)	(4,007)	(3,112)
Net loss attributable to common shareholders	$(6,407)	$(4,176)	$(13,531)	$(9,288)

Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	16,375,649	16,696,684	16,383,921	16,680,988

Basic and diluted earnings per common share:
Net loss per common share	$(0.27)	$(0.15)	$(0.58)	$(0.37)
Preferred dividends per share	(0.12)	(0.10)	(0.24)	(0.19)
Net loss attributable to common shareholder per share	$(0.39)	$(0.25)	$(0.83)	$(0.56)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	1,085,497	1,062,807	1,085,497	1,066,465
Restricted stock	249,486	372,815	230,134	382,638
Warrants to purchase common stock	2,600,000	2,600,000	2,600,000	2,470,718
Convertible preferred stock	10,552,941	10,552,941	10,552,941	10,045,954
Total	14,487,924	14,588,563	14,468,572	13,965,775

NOTE 12 — INTANGIBLE ASSETS AND GOODWILL

In connection with the purchase of MacArthur Place, we allocated a portion of the total purchase price to certain intangible assets and goodwill. Of the total $16.3 million allocated to purchased intangibles, $0.1 million, $0.8 million, and $15.4 million were allocated to trade name and other, customer relationships, and goodwill, respectively.

The changes in the carrying amount of intangibles and goodwill allocated to our Hospitality and Entertainment Operations segment for the six months ended June 30, 2019 is as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INTANGIBLE ASSETS AND GOODWILL - continued

	Goodwill	Other intangibles, net
Balance at December 31, 2018	$15,357	$641
Reductions:
Amortization expense	—	(140)
Balance at June 30, 2019	$15,357	$501

A summary of our intangible assets and goodwill as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Amortizing intangible assets:
Trade name and other	$90	$90	$(22)	$(16)	$68	$74
Customer relationships	800	800	(467)	(333)	333	467
Non-amortizing intangible assets:
Liquor license	100	100	—	—	100	100
Goodwill	15,357	15,357	—	—	15,357	15,357
	$16,347	$16,347	$(489)	$(349)	$15,858	$15,998

Trade name and other, and customer relationships have weighted-average useful lives from the date of purchase of 7.0 years and 3.0 years, respectively. Goodwill and our liquor license are not subject to amortization due to the indeterminable life of such assets. Amortization expense relating to our purchased intangible assets was $0.1 million for each of the three and six months ended June 30, 2019. Amortization expense relating to our purchased intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. We performed an impairment assessment on goodwill and intangible assets annually in the fourth quarter of each year.

As of June 30, 2019, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2019	$140
2020	213
2021	13
2022	13
2023	13
Thereafter	9
Total	$401

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Construction and Related Guarantees

As described in Note 9, the Company agreed to provide MidFirst Bank with a loan repayment guaranty equal to 50% of the outstanding principal and accrued, unpaid interest on the MacArthur Loan, plus a 50% guaranty of hotel operating expenses, and a construction completion guaranty with respect to the planned renovations of MacArthur Place. The construction completion guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy. The MidFirst Bank loan documents also require that the loan remain “in balance” throughout its term such that the sum of all remaining undisbursed loan

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

funds and the amounts expended by the Company will be sufficient to meet the approved construction budget and pay the loan interest. If the loan becomes “out of balance”, the Company must fund the difference. Management expects that any excess costs not funded by loan funds will be funded using offering proceeds from the Hotel Fund in excess of the reimbursement of our initial investment, and to the extent necessary, Company funds.

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

We continue to pursue, investigate and evaluate the assets available of guarantors to collect all amounts due under judgments received in our favor. However, to the extent that such amounts are not determinable, they have not been recognized as recovery income in the accompanying consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved. We recorded recoveries during the three and six months ended June 30, 2019 of $1.1 million relating to cash collected on a guarantor claim. We recorded recoveries during the three and six months ended June 30, 2018 of $0.2 million.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the three months ended June 30, 2019 and 2018, the Company’s matching contribution was $0.1 million, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Partnership Claims

In August 2016, a limited liability company member of Carinos Properties, LLC (“Carinos”) and Unit 6 Partners, LLC (“UP6”), filed a complaint in the United States District Court for the District of Arizona (“Federal Court”) generally alleging the Company breached its fiduciary duty to plaintiff under ERISA with respect to certain property we own in New Mexico. In April 2018, the court denied the Company’s motion for summary judgment in the case, but stayed any further action in the case pending the results of related litigation before the state trial court (“State Court”) described below. Damages were not specified in the Federal Court. A settlement in this matter was reached in July 2019. Terms of the settlement include the dismissal of the Federal Court litigation. The Company is seeking necessary court approvals for the approval of this settlement and the dismissal of the lawsuit. No loss was incurred by the Company as a result of the settlement.

In the first fiscal quarter of 2017, Recorp-New Mexico Limited Partnership (“RNMA I”) conducted a capital call pursuant to its organizational documents.  As a result of the capital call, certain limited partnership interests in RNMA I were transferred to one or more subsidiaries of the Company.  One of the limited partners in RNMA I whose limited partnership interests were transferred challenged the effectiveness of the transfer and forfeiture of his limited partnership interests in State Court.  On January 4, 2019, the State Court issued a minute entry, finding, among other things, that the limited partner’s limited partnership interest in RNMA I was not forfeited.  On January 22, 2019, the subsidiary of the Company filed a motion for reconsideration of the minute entry finding.  On March 21, 2019, the State Court issued an order staying the court’s January 4, 2019 minute entry ruling. An evidentiary

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

hearing was held in early August 2019 in Arizona state trial court on certain factual questions and the court has requested a post trial briefing in September 2019.  Based on the advice of counsel, management believes (a) the State Court’s January 4, 2019 minute entry finding was incorrect as to matters of both fact and law, and (b) the transfer of the limited partnership interests by the then-acting general partner was done in accordance with the rights granted to the general partner under the relevant organizational documents, and we believe that it is probable that the court in the above referenced September 2019 post trial briefing will ultimately agree with those conclusions. However, if the State Court were to rule that the limited partner interest transfers were ineffective, this could result in the recording of non-controlling interests in that partnership of approximately $3.1 million as of December 31, 2018. Management does not believe that loss is probable and, accordingly, no amounts have been accrued for this matter in the accompanying condensed consolidated financial statements.
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

In April 2019, the New Mexico state trial court amended an order enjoining certain individuals from taking any action with regard to certain real property in the Rio West/Albuquerque project. The amendment expanded the injunction to include Recorp/IMH from transferring any partnership ownership interests (or assets owned by these partnerships) until further order of the court. A hearing to dismiss that injunction and the underlying case is set for September 4, 2019.

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
Hotel Fund Obligations
If the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to pay the Preferred Distribution for such month. Such payment will be treated as an additional capital contribution to the Hotel Fund by the Company. During the six months ended June 30, 2019, the Company funded $0.6 million of Preferred Distributions. The Company also has agreed to fund, in the form of common capital contributions, up to 6.0% of the Hotel Fund offering’s gross proceeds as selling commissions and up to 1.0% of the gross proceeds raised in the offering as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. During the six months ended June 30, 2019, the Company paid $0.1 million to the Hotel Fund pursuant to these obligations.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — LEASES

Lessor

On May 29, 2019, we foreclosed on the loan collateral consisting of 100% of the membership interests in the limited liability company owning the underlying property of Hertz Broadway Tower, LLC, a private company, in full satisfaction of the outstanding defaulted loan. As a result, we acquired the Broadway Tower, LLC’s building, related assets and business operations and assumed related liabilities. The Company assumed 51 commercial office leases where the Company is the lessor in lease arrangements for the building’s floor space and parking spaces. (See Note 4 for further discussion of this transaction).

Prior to the foreclosure transaction, Hertz Broadway Tower, LLC accounted for the leases under ASC 840 - Leases. Upon our acquisition on May 29, 2019, the Company adopted the requirements of ASU 2016-02 for such leases. The lessor accounting model under ASU 2016-02 is similar to existing guidance, however, it limits the capitalization of initial direct leasing costs, such as internally generated costs. The adoption of ASU 2016-02 for this lease did not have an impact in our consolidated financial statements. The Company elected the practical expedient package outlined in ASU No. 2016-02 under which we were not required to reassess whether the arrangements contain a lease, and we carried forward the previous classification of the leases as operating, and we did not have to reassess previously recorded initial direct costs.

These lease arrangements have been recorded in revenue for approximately one month during the three months ended June 30, 2019. The Company’s operating leases have non-cancelable lease terms of 0.9 years to 10.1 years as of June 30, 2019. Certain leases with tenants include options to extend or terminate the lease agreements. The Company believes the residual value risk is not a primary risk because of the long-lived nature of the asset.

The following table presents minimum lease revenues and variable lease revenue for the three and six months ended June 30, 2019 (in thousands).

	Three and Six Months Ended June 30,
	2019	2018
Lease revenue
Fixed rent - Minimum lease revenue	$377	$—
Variable lease revenue	21	—
Total lease revenue	$398	$—
Variable rent includes costs reimbursed related to property operating expenses, common area maintenance, insurance and property taxes.

The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter (in thousands).

Years ending	Amount
Remainder of 2019	$1,808
2020	3,748
2021	3,800
2022	3,420
2023	2,311
Thereafter	3,643
Total	$18,730

Lessee

We have operating leases for corporate headquarters office space and certain equipment. Our leases have remaining lease terms of one year to four, one of which includes an option to extend the lease for up to five years. The option to extend the lease relates to our corporate office lease and is not included in the calculation of the ROU assets and lease liabilities because the Company is

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — LEASES - continued

not reasonably certain that it will exercise the option. Lease expense was $0.1 million and for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and were $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Supplemental cash flow information related to leases for the six months ended June 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$181

Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recorded upon adoption of ASC 842
Right-of-use assets	$1,574
Lease liabilities	$1,693
Supplemental balance sheet information related to leases as of June 30, 2019 was as follows (thousands, except lease term and discount rate):

Operating leases
Operating lease right-of-use assets in other assets	$1,440

Operating lease liabilities in accounts payable and other accrued expenses	$1,548

Weighted average remaining lease term	3.0 years
Operating leases - Weighted average discount rate	7.1%

The following represents future payments on operating leases as of June 30, 2019 (in thousands):

Years ending	Amount
Remainder of 2019	$287
2020	575
2021	577
2022	304
Total lease payments	1,743
Less imputed interest	(195)
Total	$1,548

As of December 31, 2018, future minimum lease payments required under these various lease agreements are as follows (in thousands):

Years ending	Amount
2019	$305
2020	307
2021	308
2022	233
Total	$1,153

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

CEO Legacy Fees

Under the terms of his employment agreement that expired on July 24, 2019, our CEO is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Our CEO earned legacy fees of $0.1 million during the three and six months ended June 30, 2019, and $34.6 thousand during the three and six months ended June 30, 2018 (see Note 16).

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company and JCP Realty entered into a consulting services agreement (the “Consulting Agreement”) pursuant to which JCP Realty agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. Our director, Jay Wolf, is the Managing Member of Juniper Capital Partners, the parent company of JCP Realty. The initial term of the Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination was provided by either party. The Company and JCP entered into an amendment of the Consulting Agreement dated October 17, 2017 pursuant to which: (i) the term was extended for two years that ended on July 24, 2019; (ii) the annual base consulting fee was reduced from $0.6 million to $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors); and (iii) JCP is entitled to receive an origination fee of up to 1.25% on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP (subject to a reduced fee based on the increasing size of the loan or investment). JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from (ii) the gross sales proceeds (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). The consulting services agreement terminated on July 24, 2019 (see Note 16). During each of the six months ended June 30, 2019 and 2018, we incurred base consulting fees to JCP of $0.2 million. JCP earned legacy fees of $0.1 million during the three and six months ended June 30, 2019 and $0.1 million during the three and six months ended June 30, 2018.

Notes Receivable from Certain Partnerships

A subsidiary of the Company has entered into a lending facility with certain consolidated partnerships to lend up to a maximum of $5.0 million to cover the partnerships’ anticipated operating and capital expenditures. As of June 30, 2019, the total principal advanced was $5.0 million. The loans earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (7.50% at June 30, 2019) to 8.0% and have maturity dates which are the earliest to occur of: (1) the date of transfer of the partnership’s real estate assets; (2) the date on which the current general partner resigns, withdraws or is removed as general partner; or (3) July 31, 2018. The promissory notes received under this lending facility are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and the related accrued interest receivable have been eliminated in consolidation.

JPMorgan Chase Funding Inc. Master Repurchase Agreement

As described in Note 9, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by Broadway Tower. The purchase of the first mortgage note was funded partially with an $11.0 million loan (under a master repurchase agreement) from Chase Funding and the balance using Company funds. The Chase Funding master repurchase agreement is secured by the $13.2 million first mortgage note and bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020 with the potential to extend to May 2021 if, among other conditions, certain debt yield and occupancy percentages are achieved.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SUBSEQUENT EVENTS

CEO Termination Agreement
The Employment Agreement between the Company and Mr. Bain, the Company’s Chairman of the Board and Chief Executive Officer, expired on July 24, 2019 (the “Expiration Date”). The Company and Mr. Bain have mutually agreed not to renew or extend Mr. Bain’s employment agreement. Accordingly, on April 11, 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain (the “Bain Termination Agreement”), and subsequent to June 30, 2019, the Company entered into certain consulting agreements with Mr. Bain. The material terms of these agreements are summarized below.

1)
The Company and Mr. Bain agree that, effective on the Expiration Date, Mr. Bain’s employment with the Company will terminate and he will resign as an officer and director of the Company. On July 30, 2019, the Company entered into a Consulting Services Agreement (the “Interim-CEO Consulting Services Agreement”) with ITH Partners, LLC, a Nevada limited liability company (“ITH”), pursuant to which ITH agreed to provide certain consulting services to the Company for a ninety (90) day period commencing effective as of July 25, 2019, subject to automatic thirty (30) day renewals unless earlier terminated by the parties as provided therein. Mr. Bain is the Managing Director of ITH. Mr. Bain had served as the Company’s Chairman of the Board and Chief Executive Officer from July 24, 2014 until July 24, 2019, at which time his employment terminated. Pursuant to the Interim-CEO Consulting Services Agreement, Mr. Bain has been appointed to fill a vacancy on the Board of Directors of the Company (created when Mr. Bain’s employment terminated and he stepped down from the Board of Directors) and will serve as interim Co-Chairman and Chief Executive Officer of the Company until his service as such is terminated by the Board of Directors of the Company for any or no reason. During such period, Mr. Bain will report to the Board of Directors of the Company. Mr. Bain also will serve as the interim chairman of the Investment Committee of the Board of Directors during this period. The Interim-CEO Consulting Services Agreement imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company has agreed to pay ITH a monthly consulting fee of $30,000 commencing August 1, 2019. The agreement also contains various representations, protective covenants, termination provisions and other obligations and terms that are commonly contained in an agreement of this nature;

2)
Since Mr. Bain remained employed by the Company through the Expiration Date, he is entitled to receive a cash bonus of $0.6 million for his 2018 services (which have been recorded in the accompanying consolidated financial statements and was paid during the six months ended June 30, 2019) and $0.35 million for his 2019 services, to be paid no later than April 30, 2019 and March 31, 2020, respectively;

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

5)
On July 30, 2019, the Company and ITH also entered into a Consulting Services Agreement (the “New Mexico Asset Consulting Agreement”) pursuant to which ITH agreed to provide certain consulting services to the Company with respect to certain real property located in Sandoval County, New Mexico (the “New Mexico Asset”) for a period expiring on the earlier to occur of (a) consummation of the sale of all or substantially all of the New Mexico Asset and (b) December 31, 2022, unless such agreement is earlier terminated by the parties as provided therein. This agreement was entered into pursuant to the Termination of Employment Agreement, Release and Additional Compensation Agreement between Mr. Bain and the Company, dated as of April 11, 2019. During the term of the New Mexico Asset Consulting Agreement, Mr. Bain is obligated to report to the Company’s Board of Directors and will serve as president of various corporations that serve as general partner of those entities that own the New Mexico Asset. The agreement also imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company has agreed to pay ITH a base monthly consulting fee of $5,000 commencing August 1, 2019, and an incentive bonus in the event that the Net Cash received from the sale of the New Mexico Asset exceeds certain minimum thresholds, after the payment of various reimbursements and expenses. The agreement also contains various representations, protective

 IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SUBSEQUENT EVENTS - continued

covenants, termination provisions and other obligations and terms that are commonly contained in an agreement of this nature;

6)	All unvested equity awards and deferred compensation benefits granted to Mr. Bain were vested on the Expiration Date; and

7)	Mr. Bain has agreed to certain noncompetition and nonsolicitation covenants, cooperation covenants and certain other requirements.

Asset Management Agreement

On August 14, 2019, the Company entered into a non-discretionary investment advisory agreement (the “Advisory Agreement”) with Juniper Investment Advisors, LLC, a Delaware limited liability company (“JIA”), with an effective commencement date of August 1, 2019, pursuant to which JIA will manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the Advisory Agreement, the Company will pay JIA a management fees ranging from 1.0% to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA will also sublet a portion of the Company’s office space.

Jay Wolf and Alejandro Krys together own 50% of JIA. Messrs. Wolf and Krys are also the owners of Juniper Capital Partners, LLC, a Delaware limited liability company, the sole member of Juniper NVM, LLC, a Delaware limited liability company (“JNVM”) and the manager of JCP Realty Partners, LLC, a Delaware limited liability company (“JCP Realty”). JCP Realty and JNVM are the collective holders of all the Series B-1 Cumulative Convertible Preferred Stock in the Company. Mr. Wolf is also a member of the board of directors of the Company and its investment committee.

New Loan Investment

Subsequent to June 30, 2019, the Company entered into an investment agreement with Juniper New Mexico, LLC (a related party of a preferred shareholder) to participate in a $15 million mezzanine loan to a unrelated hotel owner and operator for the renovation of a 96-key luxury resort located in Sante Fe, New Mexico.  The mezzanine loan is secondary to a senior mortgage loan funded by a unrelated party.  The Company’s total commitment under this investment is $3.9 million, of which $2.1 million was funded subsequent to June 30, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2018 included in our Annual Report on Forms 10-K and 10-K/A (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a substantial portion of our loan portfolio is comprised of non-performing and distressed assets;

•	the concentration of credit risk to a particular borrower or borrower group;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume significant mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	restrictive covenants that are contained in debt agreements;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	a decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company;

•	the ability of JIA to successfully manage those assets described in the Advisory Agreement;

•	the ability to find a new permanent CEO; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018;

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

As of June 30, 2019, we held mortgage and real estate assets with a carrying value of $118.1 million. Our REO held for sale and other REO are being marketed for disposition within the next twelve months. With cash and cash equivalents of $12.2 million at June 30, 2019 and anticipated proceeds from asset sales and financing, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures or other attractive investments, acquisitions of hospitality, or other real estate assets.

During three months ended June 30, 2019, one performing loan with a principal balance of $3.0 million was repaid in full. In addition, during the three months ended June 30, 2019, we conducted a UCC foreclosure on collateral securing a mezzanine loan investments that had a carrying value of $8.2 million as of the date of foreclosure, which had been in default since September 2018. In May 2019, we foreclosed on the mezzanine loan collateral consisting of 100% of the membership interests in the entity owning the underlying property, consisting of a commercial office building known as Broadway Tower, located in St. Louis, Missouri. Upon foreclosure, we acquired the membership interests in the limited liability company that owns the office building, related assets and cash with a value totaling approximately $26 million, and assumed related liabilities totaling approximately $16.0 million, all of which were recorded at estimated fair value in accordance with GAAP. The Company intends to operate the commercial office building to increase occupancy and improve the value of the asset.

Key Operational Aspects

•
The Company’s net loss for the three and six months ended June 30, 2019 was $4.1 million and $9.1 million, respectively, compared to net loss for the three and six months ended June 30, 2018 which was $2.5 million and $6.3 million, respectively. The Company continues to realize net losses related its Hospitality and Entertainment Operations segment due to ongoing losses at MacArthur place during its renovation as well as expenditures for professional fees related to guarantor recovery and enforcement actions.

•
The Company’s total revenue totaled $2.5 million and $3.6 million for the three and six months ended June 30, 2019, respectively, compared to $3.0 million and $5.2 million and for the three and six months ended June 30, 2018, respectively. The main driver in the reduction of revenues period over period is attributable to the Hospitality and Entertainment Operations segment as revenues are down due to the renovation of MacArthur place.

•	The Company’s net loss per common share for the six months ended June 30, 2019 and 2018 was $(0.83) and $(0.56), respectively.

Results of Operations for the three and six months ended June 30, 2019 and 2018

The following discussion compares historical results of operations on a GAAP basis for three and six months ended June 30, 2019 and 2018. Unless otherwise noted, all comparative performance data included below reflects year-over-year comparisons.

Revenues (in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
Revenues:	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating property revenue	$1,880	$2,105	$(225)	(10.7)%	$2,193	$3,668	$(1,475)	(40.2)%
Mortgage loan income, net	447	641	(194)	(30.3)%	1,098	1,266	(168)	(13.3)%
Management fees, investment and other income	208	255	(47)	(18.4)%	276	292	(16)	(5.5)%
Total Revenue	$2,535	$3,001	$(466)	(15.5)%	$3,567	$5,226	$(1,659)	(31.7)%

Operating Property Revenue. For the three months ended June 30, 2019, operating property revenue was $1.9 million as compared to $2.1 million during the three months ended June 30, 2018, a decrease of $0.2 million. During the six months ended June 30, 2019, we recorded $2.2 million in operating property revenue as compared to $3.7 million for the six months ended June 30, 2018, a decrease of $1.5 million or 40.2%. The year-over-year decrease in operating property revenue is primarily attributable to the renovation of our hotel, restaurant, and spa operation known as MacArthur Place, which substantially began during the second quarter of 2018 and is expected to be completed in the third quarter of 2019. We expect operating property revenue to increase following the completion of the renovation. This overall decrease was partially offset by $0.3 million recognized in Q2 of 2019 from commercial real estate rental income.

Mortgage Loan Income. For the three months ended June 30, 2019, income from mortgage loans was $0.4 million, a decrease of $0.2 million from the three months ended June 30, 2018. For the six months ended June 30, 2019, income from mortgage loans was $1.1 million, a decrease of $0.2 million or 13.3% over the six months ended June 30, 2018. Mortgage loan income decreased period over period due to the defaulted Broadway Tower mortgage, and maturity of the $3.0 million loan which repaid during the three months ended June 30, 2019. Our performing mortgage loans have a weighted average interest rate of 9.7%.

Management Fees, Investment and Other Income. For the three months ended June 30, 2019 and 2018, management fees, investment and other income was relatively consistent at $0.2 million. For the six months ended June 30, 2019, management fees, investment and other income was $0.3 million, a decrease of $0.0 million, or 5.5%, from the six months ended June 30, 2018. The year-over-year decrease is primarily attributable to asset management fees earned on a Hotel in Nyack, NY.

Costs and Expenses

Expenses (in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
Expenses:	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$3,657	$2,099	$1,558	74.2%	$6,007	$4,334	$1,673	38.6%
Expenses for non-operating real estate owned	83	171	(88)	(51.5)%	174	367	(193)	(52.6)%
Professional fees	1,680	754	926	122.8%	2,486	1,629	857	52.6%
General and administrative expenses	1,560	1,708	(148)	(8.7)%	3,465	3,588	(123)	(3.4)%
Interest expense	335	780	(445)	(57.1)%	791	1,525	(734)	(48.1)%
Depreciation and amortization expense	321	303	18	5.9%	591	644	(53)	(8.2)%
Gain on disposal of assets	(20)	(142)	122	(85.9)%	(20)	(395)	375	(94.9)%
Recovery of credit losses	(1,135)	(175)	(960)	548.6%	(1,135)	(175)	(960)	548.6%
Unrealized loss on derivatives	124	—	124	100.0%	291	—	291	100.0%
Total Costs and Expenses	$6,605	$5,498	$1,107	20.1%	$12,650	$11,517	$1,133	9.8%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended June 30, 2019, operating property direct expenses were $3.7 million, an increase of $1.6 million, or 74.2%, from $2.1 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, operating property direct expenses were $6.0 million, an increase of $1.7 million, or 38.6%, from $4.3 million for the six months ended June 30, 2018. Such amounts are primarily related to the direct operating costs of MacArthur Place, and to a lesser extent beginning in June 2019, to Broadway Tower which we acquired through a foreclosure action in May of 2019. While revenues were negatively impacted during the MacArthur renovation period, operating expenses remained relatively consistent as the Company was required to retain personnel to avoid employee turnover while simultaneously incurring significant temporary operating costs during the renovation period. Broadway Tower contributed operating expenses totaling $0.3 million during the second quarter of 2019.

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned assets decreased 51.5% to $0.1 million for the three months ended June 30, 2019 and compared to $0.2 million for the corresponding period for 2018. For the six months ended June 30, 2019, expenses for non-operating real estate owned assets were $0.2 million, a decrease of $0.2 million or 52.6%, from $0.4 million for the six months ended June 30, 2018. The decrease in period-over-period expense is attributed to the disposition non-operating real estate owned in prior years and lower costs incurred on currently held non-operating real estate owned.

Professional Fees. For the three months ended June 30, 2019, professional fees expense was $1.7 million, an increase of $0.9 million, or 122.8%, from $0.8 million incurred during the same period in 2018. For the six months ended June 30, 2019 and 2018, professional fees were $2.5 million and $1.6 million, respectively, an increase of $0.9 million or 52.6%. The increase in professional fees is attributed to continued litigation surrounding the New Mexico assets, greater enforcement and recovery efforts over defaulted loans, the recording of Hotel Fund organizational costs, and other corporate matters.

General and Administrative Expenses. General and administrative expenses were $1.6 million for the three months ended June 30, 2019 compared to $1.7 million for the corresponding period in 2018, a decrease of $148 thousand or 8.7%. For the six months ended June 30, 2019, general and administrative expenses were relatively consistent at $3.5 million compared to $3.6 million for the six months ended June 30, 2018.

Interest Expense. Interest expense was $0.3 million for the three months ended June 30, 2019, compared to $0.8 million for the corresponding period in 2018, a decrease of $0.4 million, or 57.1%. For the six months ended June 30, 2019, interest expense was $0.8 million as compared to $1.5 million for the six months ended June 30, 2018, a decrease of $0.7 million, or 48.1%. The year-over-year decrease is attributed primarily to the capitalization of interest costs during the renovation period of MacArthur Place in the amount of $0.8 million for the six months ended June 30, 2019.

Depreciation and Amortization Expense. For the three months ended June 30, 2019 and 2018, depreciation and amortization expense was consistent at $0.3 million for each period. Similarly, for the six months ended June 30, 2019 and 2018, depreciation and amortization expense was relatively consistent at $0.6 million.

(Gain) Loss on Disposal of Assets. During the three and six months ended June 30, 2019, we sold a REO asset for $39.0 thousand and recognized a gain of $20.0 thousand. During the six months ended June 30, 2018, we sold two REO assets for $0.5 million, and recorded gains totaling $0.4 million.

Recovery of Investment and Credit Losses. For each of the three and six months ended June 30, 2019 and 2018, we recorded recoveries of investment and credit losses totaling $1.1 million and $0.2 million, respectfully, relating to cash and other recoveries obtained in connection with our enforcement activities.

Unrealized Loss on Derivatives. During the six months ended June 30, 2019, the Company recorded an unrealized loss of $0.3 million on an interest rate cap we acquired to mitigate the risk of rising interest rates based on a fair value analysis of this derivative instrument. There were no unrealized losses on this derivative during 2018.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and six months ended June 30, 2019 and 2018, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Mortgage and REO - Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales, as well as the operating expenses (if any), carrying costs and other related expenses of such assets. This segment also includes operating properties that do not represent a strategic operating objective of the Company, such as Broadway Tower, and their rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

Corporate and Other — Consists of our centralized general and administrative and corporate treasury activities. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

A summary of the financial results for each of our operating segments during the three and six months ended June 30, 2019 and 2018 follows (in thousands):

Hospitality and Entertainment Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Consolidated Total	2018	% of Consolidated Total	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$1,482	58.5%	$2,347	78.2%	$1,795	50.3%	$3,911	74.8%
Operating expenses
Operating property direct expenses	3,434	91.6%	2,099	100.0%	5,783	94.9%	4,334	100.0%
Professional fees	275	17.3%	43	5.7%	356	14.9%	102	6.3%
General & administrative	265	16.4%	309	18.1%	641	18.2%	624	17.4%
Interest expense	139	41.5%	327	41.9%	139	17.6%	632	41.4%
Depreciation & amortization expense	242	75.4%	241	79.5%	485	82.1%	520	80.7%
Total operating expenses	4,355		3,019		7,404		6,212
Other expenses
Unrealized loss on derivatives	124	100.0%	—	—%	291	100.0%	—	—%
Total other expenses	124	(12.0)%	—		291	(33.7)%	—
Total costs and expenses, net	4,479	67.8%	3,019	54.9%	7,695	60.8%	6,212	53.9%
Loss before income taxes	(2,997)	73.6%	(672)	26.9%	(5,900)	65.0%	(2,301)	36.6%
Provision (expense) for income taxes	—		—	—%	—		—	—%
Net loss	(2,997)	73.6%	(672)	26.9%	(5,900)	65.0%	(2,301)	36.6%
Net loss attributable to non-controlling interest	(368)	115.7%	(88)	(352.0)%	(653)	147.7%	(129)	(112.2)%
Net loss attributable to common shareholders	$(3,365)	52.5%	$(760)	18.2%	$(6,553)	48.4%	$(2,430)	26.2%

For the three months ended June 30, 2019 and 2018, the hospitality and entertainment operations segment revenues were $1.5 million and $2.3 million, respectively which contributed 58.5% and 78.2%, respectively, of total consolidated revenues. For the six months ended June 30, 2019 and 2018, the hospitality and entertainment operations segment revenues were $1.8 million and $3.9 million, respectively which contributed 50.3% and 74.8%, respectively, of total consolidated revenues. The year-over-year decrease in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to the lack of revenues resulting from the renovation at MacArthur Place. During the three and six months ended June 30, 2019, our results were based on 31.4% and 22.9% occupancy, respectively, with an ADR of $418 and $361, respectively, and REVPAR of $131 and $82, respectively. For the three and six months ended June 30, 2018, our results were based on 57.5% and 58.8% occupancy, respectively, with an ADR of $359 and $307, respectively, and REVPAR of $207 and $164, respectively. However, since our hospitality rooms were under construction during the majority of 2019, the adjusted results based on actual rooms available during the construction period for the six months ended June 30, 2019 reflected occupancy of 52.2% occupancy, an ADR of $361, and REVPAR of $189.

During the three and six months ended June 30, 2019 and 2018, the hospitality and entertainment operations segment constituted the majority of our consolidated operating property direct expenses (prior to the acquisition of Broadway Tower in May 2019). The decrease in net operating income percentages for the three and six months ended June 30, 2019, as compared to the same period in 2018, was primarily attributed to high operating property direct expenses, which was caused by rooms out of service during the renovation project while operating expenses remained consistent year over year.

After interest expense, depreciation and amortization, the hospitality and entertainment operations segment contributed $3.0 million and $5.9 million of the total consolidated net loss for the three and six months ended June 30, 2019, respectively. The hospitality and entertainment operations segment contributed net loss of $0.7 million and net income of $2.3 million of the total consolidated net loss from continuing operations for the three and six months ended June 30, 2018, respectively.

Mortgage and REO - Legacy Portfolio and Other Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Consolidated Total	2018	% of Consolidated Total	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$848	33.5%	$641	21.4%	$1,501	42.1%	$1,266	24.2%
Operating expenses
Operating property direct expenses	313	8.4%	—	—%	313	5.1%	—	—%
Expenses for non-operating REO	32	100.0%	171	100.0%	123	100.0%	367	100.0%
Professional fees	610	38.4%	269	35.7%	882	36.8%	816	50.1%
Interest expense	129	38.5%	116	14.9%	257	32.5%	229	15.0%
Depreciation & amortization expense	50	15.6%	—	—%	50	8.5%	—	—%
Total operating expenses	1,134		556		1,625		1,412
Other expenses
Gain on disposal of assets, net	(20)	100.0%	(142)	100.0%	(20)	—%	(395)	100.0%
Recovery of credit losses, net	(1,135)	100.0%	(175)	—%	(1,135)	—%	(175)	—%
Total other expenses	(1,155)	112.0%	(317)		(1,155)	133.7%	(570)
Total costs and expenses, net	(21)	(0.3)%	239	4.3%	470	3.7%	842	7.3%
Income before income taxes	869	(21.4)%	402	(16.1)%	1,031	(11.4)%	424	(6.7)%
Provision (expense) for income taxes	—		—	—%	—		—	—%
Net income	869	(21.4)%	402	(16.1)%	1,031	(11.4)%	424	(6.7)%
Net income attributable to non-controlling interest	50	(15.7)%	113	452.0%	211	(47.7)%	244	212.2%
Net income attributable to common shareholders	$919	(14.3)%	$515	(12.3)%	$1,242	(9.2)%	$668	(7.2)%

For the three months ended June 30, 2019 and 2018, the Mortgage and REO - Legacy Portfolio and Other Operations segment revenues were $0.8 million and $0.6 million, respectively which contributed 33.5% and 21.4%, respectively, of total consolidated revenues. For the three and six months ended June 30, 2019 and 2018 segment revenues were $1.5 million and $1.3 million which contributed 42.1% and 24.2%, respectively, of total consolidated revenues. The increase in the dollar amount of total revenues on a year-over-year basis, and as a percentage of total revenues, is attributed to the contribution of operating revenue from Broadway Tower acquired during the second quarter of 2019, offset by reduced mortgage income.

For the three months ended June 30, 2019 and 2018, the Mortgage and REO - Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net of gains (loss), of $(21.0) thousand and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, the Mortgage and REO Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net loss, net of gain, of $0.5 million and $0.8 million, respectively. The year-over-year decrease in net expenses for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to (i) increased recoveries in fiscal 2019, (ii) increases in professional fees relating to enforcement activities, and (iii) increases in operating expenses from Broadway Tower, offset by (iv) decreased gains from the sale of REO assets.

After revenues, less interest, depreciation and amortization expenses, and (recoveries of) provision for credit losses, the Mortgage and REO Legacy Portfolio and Other Operations segment contributed net income of $0.9 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. The Mortgage and REO - Legacy Portfolio and Other Operations segment contributed net income of $1.0 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. We expect our lending activities and related income to increase as available liquidity allows us to acquire our target assets.

See “Note 4 - Mortgage Loans, Net” and “Note 5 - Real Estate Held for Sale, Other Real Estate Owned, and Operating Properties” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Consolidated Total	2018	% of Consolidated Total	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$205	8.1%	$13	0.4%	$271	7.6%	$49	0.9%
Operating expenses
Professional fees	705	44.3%	442	58.6%	1,161	48.4%	711	43.6%
General & administrative	1,346	83.6%	1,399	81.9%	2,873	81.7%	2,964	82.6%
Interest expense	67	20.0%	337	43.2%	395	49.9%	664	43.5%
Depreciation & amortization expense	29	9.0%	62	20.5%	56	9.5%	124	19.3%
Total operating expenses	2,147		2,240		4,485	33.2%	4,463
Other expenses
Total costs and expenses, net	2,147	32.5%	2,240	40.7%	4,485	35.5%	4,463	38.8%
Income (loss) before income taxes	(1,942)	47.7%	(2,227)	89.2%	(4,214)	46.4%	(4,414)	70.2%
Provision (expense) for income taxes	—		—	—%	—		—	—%
Net loss	(1,942)	47.7%	(2,227)	89.2%	(4,214)	46.4%	(4,414)	70.2%
Cash dividends on series B-1 and B-2 preferred stock	(648)	100.0%	(647)	100.0%	(1,288)	100.0%	(1,239)	100.0%
Imputed dividends on series B-1 and B-2 preferred stock	(954)	100.0%	(915)	100.0%	(1,889)	100.0%	(1,731)	100.0%
Imputed dividends on series A preferred stock	(417)	100.0%	(142)	100.0%	(830)	100.0%	(142)	100.0%
Net loss attributable to common shareholders	$(3,961)	61.8%	$(3,931)	94.1%	$(8,221)	60.8%	$(7,526)	81.0%

Other than occasional, non-recurring miscellaneous revenue and management fee income, the Corporate and Other segment did not generate any other material revenues for the Company for the three and six months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019 and 2018, the Corporate and Other segment contributed $2.1 million and $2.2 million, respectively, or 32.5% and 40.7%, to total consolidated expenses (net of total recovery of investment and credit losses, gain on disposal, and equity method loss from unconsolidated entities). For the six months ended June 30, 2019 and 2018, the Corporate and Other segment contributed $4.5 million to total consolidated expenses during each period. The expenses remained relatively flat for this segment.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of June 30, 2019, our loan portfolio consisted of four mortgage loans with a carrying value of $13.3 million. No new loans were originated during the three and six months ended June 30, 2019. Two of our loans were performing loans with an average outstanding principal and accrued interest balance of $6.6 million. As of June 30, 2019 and December 31, 2018, the Company held two and three non-performing portfolio loans, respectively, two of which have been fully reserved and have a zero carrying value as of June 30, 2019. During three months ended June 30, 2019, one performing loan with a principal balance of $3.0 million was repaid in full. In the second quarter of 2019, we conducted a UCC foreclosure on the collateral securing a defaulted mezzanine note receivable that had a carrying value of $8.2 million. That collateral consisted of 100% of the membership interests in a limited liability company that owns a commercial real estate building and operations in St. Louis, Missouri, known as Broadway Tower that has been recorded as an operating property following the foreclosure.

As of June 30, 2019 and December 31, 2018, the valuation allowance was $12.7 million and $13.1 million for each period, respectively and represented 49.9% and 37.1%, respectively, of the total outstanding loan principal and interest balances.

We made mortgage loan investment and/or fundings the amount of $0.9 million and $2.9 million during the six months ended June 30, 2019 and 2018, respectfully. During the three and six months ended June 30, 2019, we recorded mortgage interest income of $0.4 million and $1.1 million, respectively and during the three and six months ended June 30, 2018,$0.6 million and $1.3 million, respectively.

Geographic Diversification

As of June 30, 2019, the collateral underlying our loan portfolio was located in California, Texas, and Arizona. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. While our lending activities have historically been focused primarily in the southwestern United States, we have no geographic limitations in our investment policy.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate or LIBOR. As of June 30, 2019 and December 31, 2018, the Prime Rate was 5.5%. As of June 30, 2019 and December 31, 2018, the one-month LIBOR was 2.4% and 2.0%, respectively.

As of June 30, 2019, we had four loans with principal and interest balances totaling $25.4 million and interest rates ranging from 9.6% to 12.0%. Of this total, two loans with principal and interest balances totaling $12.3 million and a weighted average interest rate of 12.1% were non-performing loans, both of which were fully reserved, while two loans with principal and interest balances totaling $13.3 million and a weighted average interest rate of 9.7% were performing. As of December 31, 2018, three of our six loans were performing and had a weighted average principal balance of $7.7 million and a weighted average interest rate of 9.44%.

See “Note 4 - Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding interest rates for our loan portfolio.

Loan and Borrower Attributes

We generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of June 30, 2019, the original projected end-use of the collateral under our loans was classified as 52.4% residential and 47.6% commercial. As of December 31, 2018, the original projected end-use of the collateral under our loans was classified as 36.0% residential and 64.0% mixed-use.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our loan portfolio, net of the valuation allowance, as of June 30, 2019, has scheduled maturity dates as follows (dollar amounts in thousands):

Quarter	Principal and Interest Balance	Percent	#
Matured	$12,682	49%	2
Q4 2019	13,270	51%	2
Total principal and interest	25,952	100%	4
Less: valuation allowance	(12,682)
Mortgage loans, net	$13,270

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

As of June 30, 2019, we held total REO assets of $104.8 million, of which $7.4 million were held for sale, $63.7 million were held as operating properties, and $33.7 million were classified as other real estate owned. At December 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million was held for sale, $33.9 million were held as operating properties and $33.7 million were classified as other real estate owned. All our REO assets are located in California, Texas, Missouri, Arizona, Minnesota, and New Mexico.

As described above, we foreclosed on one mezzanine note during the three months ended June 30, 2019 and therefore acquired the office building and related assets and assumed related liabilities of Broadway Tower due to all of which were recorded at estimated fair value in accordance with GAAP. The acquired assets consist of a building, land, furniture and fixtures, operating and reserve cash, and tenant receivables totaling approximately $26.0 million. Liabilities assumed consist of trade accounts payable and accrued liabilities, and accrued interest and principal on the first mortgage loan totaling approximately $16.0 million.

In addition, during the three and six months ended June 30, 2019 we disposed of one REO asset for $39 thousand (net of transaction costs and other adjustments) resulting in a net gain on sale of for a net gain of $20 thousand. During the three and six months ended June 30, 2018 we disposed of one and two REO assets for $0.3 million and $0.5 million (net of transaction costs and other adjustments) resulting in a net gain on sale of for a net gain of $0.3 million and $(0.4) million, respectively.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2019, these costs and expenses were $3.7 million and $6.2 million, respectively. For the three and six months ended June 30, 2018, these costs and expenses were $2.3 million and $4.7 million, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs and real estate investments totaled $9.8 million and $3.2 million during the six months ended June 30, 2019 and 2018, respectively, which related primarily to the MacArthur Place renovation and the acquisition of Broadway Tower.

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

Variable Interest Entities

L’Auberge de Sonoma Hotel Fund

As of June 30, 2019, the Hotel Fund has sold Preferred Interests totaling $25 million, of which $22.5 million is included in non-controlling interests in the accompanying consolidated balance sheets, and $2.5 million represents the Company’s preferred interest in the Hotel Fund. The Hotel Fund made Preferred Distributions of $0.6 million during the six months ended June 30, 2019. Based on (i) the structure of the Hotel Fund, (ii) our ability to direct the activities that most significantly impact the economic performance of the Hotel Fund, and (iii) the risk of absorbing losses or rights to receive benefits that could be potentially significant to the Hotel Fund, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated and expect to continue to consolidate the Hotel Fund in our consolidated financial statements.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the three and six months ended June 30, 2019 and 2018, we performed both a macro analysis of market trends and economic estimates as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio or REO assets during the six months ended June 30, 2019 and 2018. We recorded a loss of $0.1 million and $0.3 million during the three and six months ended June 30, 2019, respectively, pertaining to a fair value adjustment for an interest rate cap. There was no loss recorded during the three and six months ended June 30, 2018. The Company recorded cash recoveries of credit losses of $1.1 million for each of the three and six months ended June 30, 2019 and $0.2 million for each of the three and six months ended June 30, 2018.

As of June 30, 2019 and December 31, 2018, the valuation allowance was $12.7 million and $13.1 million, respectively, and represented 49.9% and 37.1%, respectively, of the total outstanding loan principal and accrued interest balances as of such dates.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of June 30, 2019, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. We will continue to evaluate our loan and REO assets to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such evaluations may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Current and Anticipated Borrowings

Broadway Tower Note

As described above, in the second quarter of 2019, we foreclosed on the collateral securing a defaulted mezzanine note receivable and acquired 100% of the membership interests in a limited liability company that owns a commercial real estate building and operations in St. Louis, Missouri, known as Broadway Tower, thereby assuming its assets and liabilities, including $13.2 million mortgage note payable secured by Broadway Tower. In a related transaction, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by Broadway Tower. Since we own both the entity that owns the first mortgage note, as well as the entity that owes this obligation, the first mortgage loan and related interest has been eliminated in consolidation in the accompanying consolidated financial statements. The purchase of the first mortgage note was funded partially with an $11.0 million loan under a master repurchase agreement (the “Chase Funding master repurchase agreement”), from JPMorgan Chase Funding Inc. (“Chase Funding”), a related party, and the balance using Company funds. The Chase Funding master repurchase agreement is secured by the $13.2 million first mortgage note and bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020 with the potential to extend to May 2021 if, among other conditions, certain debt yield and occupancy percentages are achieved.

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

New Mexico Land Purchase Financing

As of June 30, 2019, the Company had an outstanding note payable in the amount of $5.9 million secured by certain real estate located in New Mexico with a carrying value of $6.8 million. The note bears interest at the WSJ Prime Rate plus 3% and required interest only payments due annually on December 31 of each year with the principal balance and any accrued unpaid interest due upon the earlier of 1) December 31, 2019, or 2) sale of the underlying collateral property. The note may be prepaid in whole or in part without penalty.

Hotel Acquisition and Construction Loan

In connection with the acquisition of MacArthur Place, the Company borrowed $32.3 million from MidFirst Bank. The loan has an initial term of three years and, subject to certain conditions and the payment of certain fees, may be extended by the Company for two (2) one-year periods. The loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.54% subject to certain adjustments. During the six months ended June 30, 2019, the loan was modified to, among other things, increase the total loan facility to $37.0 million, and increase our equity requirement from $17.4 million to $27.7 million which was satisfied in the first quarter of 2019.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place-related revenues. The Company has provided a construction completion guaranty which will be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company has provided a loan repayment guaranty equal to 50% of the MacArthur Loan outstanding principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The loan includes a provision requiring substantial completion of the project by June 30, 2019 which the lender agreed to waive and extend to September 1, 2019. In addition, MacArthur Place is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

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

Purchasers of the Preferred Interests (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). If the Fund has insufficient operating cash flow to pay any or all of the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to fund the full payment of the Preferred Distribution for such month, such payments to be treated as an additional capital contribution by the Company. Upon the refinance or sale of all or a portion of the hotel, the Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to 12.0% on the Preferred Interests. We have sold Preferred Interests to unrelated outside investors totaling $22.5 million, which when coupled with the Company’s Preferred Interests of $2.5 million, the Hotel Fund has met its funding goal of $25.0 million and is no longer accepting additional Preferred Interest investments.

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

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-Q, a summary of our significant outstanding contractual obligations that existed at June 30, 2019 follows:

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

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for Series B-1 and B-2 Preferred Stock and 5.65% for the Series B-3 Preferred Stock, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. For the six months ended June 30, 2019 and 2018, we paid dividends on the Series B Preferred Stock of $1.7 million and $2.0 million, respectively.

•
Redemption upon Demand. At any time after July 24, 2020 for the Series B-1 and B-2 Preferred Stock and after February 9, 2023 for the Series B-3 Preferred Stock, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock, and 145% of the sum of the original price per share of the Series B-3 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price for the Series B-1 and B-2 Stock would presently be $39.6 million, resulting in a redemption premium of $13.2 million, and the Redemption Price for the Series B-3 Preferred Stock would be $11.6 million for the Series B-3 Stock, resulting in a redemption premium of $3.6 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the holding term of the preferred stock. During six months ended June 30, 2019 and 2018, we recorded amortization of the redemption premium of $1.9 million and $1.7 million, respectively, as a deemed dividend.

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

CEO Termination Agreement
The Employment Agreement between the Company and Mr. Bain, the Company’s Chairman of the Board and Chief Executive Officer, expired on July 24, 2019 (the “Expiration Date”). The Company and Mr. Bain have mutually agreed not to renew or extend Mr. Bain’s employment agreement. Accordingly, on April 11, 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain (the “Bain Termination Agreement”), and subsequent to June 30, 2019, the Company entered into certain consulting agreements with Mr. Bain. The material terms of these agreements are summarized below.

1)
The Company and Mr. Bain agree that, effective on the Expiration Date, Mr. Bain’s employment with the Company will terminate and he will resign as an officer and director of the Company. On July 30, 2019, the Company entered into a Consulting Services Agreement (the “Interim-CEO Consulting Services Agreement”) with ITH Partners, LLC, a Nevada limited liability company (“ITH”), pursuant to which ITH agreed to provide certain consulting services to the Company for a ninety (90) day period commencing effective as of July 25, 2019, subject to automatic thirty (30) day renewals unless earlier terminated by the parties as provided therein. Mr. Bain is the Managing Director of ITH. Mr. Bain had served as the Company’s Chairman of the Board and Chief Executive Officer from July 24, 2014 until July 24, 2019, at which time his employment terminated. Pursuant to the Interim-CEO Consulting Services Agreement, Mr. Bain has been appointed to fill a vacancy on the Board of Directors of the Company (created when Mr. Bain’s employment terminated and he stepped down from the Board of Directors) and will serve as interim Co-Chairman and Chief Executive Officer of the Company until his service as such is terminated by the Board of Directors of the Company for any or no reason.

During such period, Mr. Bain will report to the Board of Directors of the Company. Mr. Bain also will serve as the interim chairman of the Investment Committee of the Board of Directors during this period. The Interim-CEO Consulting Services Agreement imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company has agreed to pay ITH a monthly consulting fee of $30,000 commencing August 1, 2019. The agreement also contains various representations, protective covenants, termination provisions and other obligations and terms that are commonly contained in an agreement of this nature;

2)
Since Mr. Bain remained employed by the Company through the Expiration Date, he is entitled to receive a cash bonus of $0.6 million for his 2018 services (which have been recorded in the accompanying consolidated financial statements and was paid during the six months ended June 30, 2019) and $0.35 million for his 2019 services, to be paid no later than April 30, 2019 and March 31, 2020, respectively;

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

5)
On July 30, 2019, the Company and ITH also entered into a Consulting Services Agreement (the “New Mexico Asset Consulting Agreement”) pursuant to which ITH agreed to provide certain consulting services to the Company with respect to certain real property located in Sandoval County, New Mexico (the “New Mexico Asset”) for a period expiring on the earlier to occur of (a) consummation of the sale of all or substantially all of the New Mexico Asset and (b) December 31, 2022, unless such agreement is earlier terminated by the parties as provided therein. This agreement was entered into pursuant to the Termination of Employment Agreement, Release and Additional Compensation Agreement between Mr. Bain and the Company, dated as of April 11, 2019. During the term of the New Mexico Asset Consulting Agreement, Mr. Bain is obligated to report to the Company’s Board of Directors and will serve as president of various corporations that serve as general partner of those entities that own the New Mexico Asset. The agreement also imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company has agreed to pay ITH a base monthly consulting fee of $5,000 commencing August 1, 2019, and an incentive bonus in the event that the Net Cash received from the sale of the New Mexico Asset exceeds certain minimum thresholds, after the payment of various reimbursements and expenses. The agreement also contains various representations, protective covenants, termination provisions and other obligations and terms that are commonly contained in an agreement of this nature;;

6)	All unvested equity awards and deferred compensation benefits granted to Mr. Bain were vested on the Expiration Date; and

7)	Mr. Bain has agreed to certain noncompetition and nonsolicitation covenants, cooperation covenants and certain other requirements.

Juniper Consulting Agreements (related party)

Under the terms of the JCP Consulting Agreement, JCP is entitled to receive an annual base consulting fee of $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors) an origination fee up to 1.25% on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP, subject to reduction based on the increasing size of the loan or investment. Under the terms of the JCP Consulting Agreement, JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP, equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from the (ii) the gross sales proceeds (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). The JCP Consulting Agreement contract was terminated on July 24, 2019. During each of the six months ended June 30, 2019 and 2018, we incurred base consulting fees to JCP of $0.2 million. JCP earned legacy fees of $0.1 million during the three and six months ended June 30, 2019 and $0.1 million during the three and six months ended June 30, 2018, respectively.

JIA Asset Management Agreement (related party)

Effective August 1, 2019, the Company entered into a non-discretionary investment advisory agreement (the “Advisory Agreement”) with Juniper Investment Advisors, LLC, a Delaware limited liability company (“JIA”), pursuant to which JIA will manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the Advisory Agreement, the Company will pay JIA a management fee equal to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA will also sublet a portion of the Company’s office space.

Jay Wolf and Alejandro Krys together own 50% of JIA. Messrs. Wolf and Krys are also the owners of Juniper Capital Partners, LLC, a Delaware limited liability company, the sole member of Juniper NVM, LLC, a Delaware limited liability company (“JNVM”) and the manager of JCP Realty Partners, LLC, a Delaware limited liability company (“JCP Realty”). JCP Realty and JNVM are the collective holders of all the Series B-1 Cumulative Convertible Preferred Stock in the Company. Mr. Wolf is also a member of the board of directors of the Company and its investment committee.

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

The Company has entered into a $5.0 million collective lending facility with certain of the consolidated partnerships to loan up to $0.7 million, which were subsequently amended to increase the collective lending facility to a maximum of $5.0 million to cover anticipated operating and capital expenditures. As of June 30, 2019, the total principal advanced under this facility was $5.0 million. The loans under this facility earn interest at annual rates ranging from the JP Morgan Chase Prime rate plus 2.0% (7.50% at June 30, 2019) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes received under this lending facility are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable have been eliminated in consolidation as of June 30, 2019.

Debt Guarantees
In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans had variable interest rates, which created exposure in the form of market risk due to interest rate changes. As of June 30, 2019, we have agreed to provide a construction completion guaranty in connection with the MacArthur Loan with respect to the hotel improvement project which will be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, we provided a loan repayment guaranty of 50% of the MacArthur Loan outstanding loan principal and accrued unpaid interest and hotel operating expenses, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan.

Office Lease
The Company’s current office lease term ends on September 30, 2022. The lease commits the Company to rents totaling $1.5 million over the five year term, net of certain concessions granted.
Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. As of June 30, 2019, there have been no significant changes in our critical accounting policies from December 31, 2018, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

As of June 30, 2019, we had cash and cash equivalents of $12.2 million, as well as REO held for sale of $7.4 million and other REO assets of $33.7 million which, while not technically classified as held for sale, are generally available for sale. During the three months ended June 30, 2019, a court-imposed stay over the potential sale of certain assets impairs our ability to dispose of such assets, although we believe that the court stay will be resolved and lifted within the end of the fiscal year. During the six months ended June 30, we made construction draws on our MidFirst Loan in the amount $11.9 million, of which $11.2 million represented renovation cost and operating draws and $0.8 million represented draws against the interest reserve on the loan. As of June 30, 2019, we have sold the entire $22.5 million in Preferred Interests to unrelated outside investors in the Hotel Fund, with the Company’s Preferred Interests totaling $2.5 million. With the total Preferred Interest sold of $25.0 million, the Hotel Fund has reached its capital raise threshold and is not seeking additional Preferred Interest investments.

Under the terms of our Second Amended Certificate of Designation, at any time after July 24, 2020, each holder of Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B-1 and B-2 Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 160% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment amount, the Redemption Price would presently be approximately $42.2 million. We intend to negotiate a restructuring of these instruments including an extension of the redemption period, although there is no assurance we will be successful in such negotiations or at terms favorable to us.

As previously described, during the three months ended June 30, 2019, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by Broadway Tower. The purchase of the first mortgage note was funded partially with an $11.0 million loan (under a master repurchase agreement) from Chase Funding and the balance using Company funds. The Chase Funding master repurchase agreement is secured by the $13.2 million first mortgage note and bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020 with the potential to extend to May 2021 if, among other conditions, certain debt yield and occupancy percentages are achieved, although there is no assurance that such an extension will be granted.

When our required cash uses are met, we expect to redeploy excess proceeds, if any, to acquire our target assets, which we expect will generate periodic liquidity from mortgage loan interest payments and cash flows from dispositions of these assets through sales. If we are unable to achieve our projected sources of liquidity from the sources anticipated above, we would be unable to purchase the desired level of target assets and it is unlikely that we would be able to meet our investment income projections.

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018. Aside from the new JPM master repurchase agreement that matures in May 2020, there have been no material changes to our requirements for liquidity as of and for the six months ended June 30, 2019. However, given the court-imposed stay over the sale of certain assets, coupled with the maturity dates of certain indebtedness through June 2020, and the potential redemption of the Series B-1 and B-2 Preferred Stock in July 2020, the combination of these factors give rise to substantial doubt about the Company’s ability to continue as a going concern for a period beyond 12 months from the date of this filing. Nevertheless, as discussed above, we are pursuing a restructuring and or extension of our debt, as well as the redemption date of our Series B-1 and B-2 Preferred Stock and are hopeful that we will be successful in our negotiations.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $5.6 million and $7.7 million for the six months ended June 30, 2019 and 2018, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs. The decrease in cash used in operating activities from 2018 to 2019 is primarily attributed to various changes in operating assets and liabilities.

Cash Used In Investing Activities.

Net cash used in investing activities was $7.7 million and $5.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in investing activities is attributed primarily to increased investments in operating properties and capitalized REO costs. Proceeds received from the sale of REO assets and mortgage loans totaled $39.0 thousand and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. Investments in operating properties totaled $9.8 million during the six months ended June 30, 2019 compared to $3.2 million for the same period in 2018.

Cash Provided By Financing Activities.

Net cash provided by financing activities was $5.0 million and $31.8 million for the six months ended June 30, 2019 and 2018, respectively. During six months ended June 30, 2019, we received proceeds from debt issuance of $11.2 million. During six months ended June 30, 2019 and 2018, proceeds from Hotel Fund contributions of $7.5 million and $4.8 million. During the six months ended June 30, 2019, we used $1.0 million for the purchase of treasury stock and repaid $10.2 million in notes payable. During the six months ended June 30, 2018, we received proceeds from Hotel Fund contributions of $4.8 million and raised proceeds from preferred equity issuance of $30.0 million. We also made dividend payments of $1.7 million and $2.0 million during the six months ended June 30, 2019 and 2018, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, beginning January 1, 2019, we implemented ASC 842 and related changes to our processes related to identification of leases, calculation of right-of-use assets and lease liabilities and processes for gathering information for disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of June 30, 2019.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company, as a smaller reporting company under the rules of the SEC, is not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Asset Management Agreement

On August 14, 2019, the Company entered into a non-discretionary investment advisory agreement (the “Advisory Agreement”) with Juniper Investment Advisors, LLC, a Delaware limited liability company (“JIA”), with an effective commencement date of August 1, 2019, pursuant to which JIA will manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the Advisory Agreement, the Company will pay JIA a management fees ranging from 1.0% to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA will also sublet a portion of the Company’s office space.

Jay Wolf and Alejandro Krys together own 50% of JIA. Messrs. Wolf and Krys are also the owners of Juniper Capital Partners, LLC, a Delaware limited liability company, the sole member of Juniper NVM, LLC, a Delaware limited liability company (“JNVM”) and the manager of JCP Realty Partners, LLC, a Delaware limited liability company (“JCP Realty”). JCP Realty and JNVM are the collective holders of all the Series B-1 Cumulative Convertible Preferred Stock in the Company. Mr. Wolf is also a member of the board of directors of the Company and its investment committee.

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

10.33
Termination of Employment Agreement, Release and Additional Compensation Agreement between Lawrence D. Bain and IMH Financial Corporation, entered into as of April 19, 2019, filed as Exhibit 10.33 to Quarterly Report on Form 10-Q on May 15, 2019 and incorporated herein by reference.

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

Exhibit No.	Description of Document
*	Filed herewith.

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

Date:	August 14, 2019	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Interim Chief Executive Officer and Co-Chairman	August 14, 2019
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	August 14, 2019
Samuel J. Montes	and Principal Accounting Officer)