Form 10-Q
period 2019-09-30
IMH Financial Corp
filed 2019-11-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
Common Stock
Class B-1 Common Stock
Class B-2 Common Stock
Class B-3 Common Stock
Class B-4 Common Stock
Class C Common Stock

As of November 14, 2019, the registrant had outstanding the following classes and series of stock: (i) 1,909,338 shares of Common Stock, (ii) 3,376,682 shares of Class B-1 Common Stock, (iii) 3,377,814 shares of Class B-2 Common Stock, (iv) 6,912,232 shares of Class B-3 Common Stock, (v) 313,790 shares of Class B-4 Common Stock, (vi) 668,903 shares of Class C Common Stock, (vii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, (viii) 5,595,148 shares Series B-2 Cumulative Convertible Preferred Stock, (ix) 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock, (x) 1,875,000 shares of Series B-4 Cumulative Convertible Preferred Stock and (xi) 22,000 shares of Series A Preferred Stock. There is no established market for the registrant’s shares of common stock or preferred stock.

IMH Financial Corporation
September 30, 2019 Form 10-Q Quarterly Report

2

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets	(unaudited)
Cash and cash equivalents	$7,447	$25,452
Funds held by lender and restricted cash	3,729	198
Mortgage loans, net	11,714	23,234
Real estate held for sale	7,400	7,418
Operating properties, net	65,102	33,866
Other real estate owned	33,300	33,727
Goodwill	15,357	15,357
Other intangibles, net	431	641
Other receivables	1,253	1,320
Investment in unconsolidated entities	2,612	—
Other assets	3,882	2,033
Property and equipment, net	332	393
Total assets	$152,559	$143,639

Liabilities
Accounts payable and accrued expenses	$9,530	$8,385
Accrued property taxes	979	305
Dividends payable	1,517	857
Accrued interest	537	653
Customer deposits and funds held for others	1,936	552
Notes payable, net of deferred financing fees	52,164	36,314
Total liabilities	66,663	47,066

Series B Redeemable convertible preferred stock, $.01 par value; 100,000,000 total preferred shares authorized; 12,427,941 shares issued and outstanding as of September 30, 2019 and 10,552,941 as of December 31, 2018; liquidation preference of $59,870 as of September 30, 2019 and $51,170 as of December 31, 2018.	54,028	45,663
Series A redeemable preferred stock, 22,000 issued and outstanding; liquidation preference of $22,000 at September 30, 2019 and December 31, 2018	21,790	21,747

Commitments and contingencies (Note 13)

Stockholders' Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 18,929,496 and 18,596,774 shares issued at September 30, 2019 and December 31, 2018, respectively; 16,559,315 and 16,726,610 shares outstanding at September 30, 2019 and December 31, 2018, respectively	189	186
Less: Treasury stock, at cost, 2,370,181 and 1,870,164 shares at September 30, 2019 and December 31, 2018, respectively	(7,286)	(6,286)
Paid-in capital	703,813	708,523
Accumulated deficit	(710,885)	(692,876)
Total IMH Financial Corporation stockholders' equity (deficit)	(14,169)	9,547
Non-controlling interests	24,247	19,616
Total stockholders' equity	10,078	29,163
Total liabilities and stockholders’ equity	$152,559	$143,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Operating property revenue	$4,082	$2,085	$6,195	$5,753
Mortgage loan income, net	340	709	1,438	1,976
Management fees, investment and other income	129	32	486	323
Total revenue	4,551	2,826	8,119	8,052
Operating Expenses
Operating property direct expenses (exclusive of interest and depreciation)	4,703	2,364	10,710	6,699
Expenses for non-operating real estate owned	72	151	246	519
Professional fees	1,185	1,125	3,671	2,754
General and administrative expenses	2,463	1,788	5,928	5,376
Interest expense	427	775	1,218	2,300
Depreciation and amortization expense	879	281	1,470	925
Total operating expenses	9,729	6,484	23,243	18,573
Provision for Credit Losses, Impairment, Gain Disposal of Assets, and Other
Gain on disposal of assets	(223)	(3,543)	(244)	(3,938)
Provision for (recovery of) credit losses, net	2,598	—	1,463	(175)
Unrealized loss on derivatives	39	—	330	—
Total Recovery, Impairment Charges, Gain on Disposal of Assets and Other	2,414	(3,543)	1,549	(4,113)
Total costs and expenses	12,143	2,941	24,792	14,460
Loss before provision for income tax	(7,592)	(115)	(16,673)	(6,408)
Income tax provision	—	—	—	—
Net Loss	(7,592)	(115)	(16,673)	(6,408)
Net (income) loss attributable to non-controlling interests	(893)	(1,105)	(1,334)	(990)
Cash dividends on Series B redeemable convertible preferred stock	(1,320)	(655)	(2,609)	(1,894)
Deemed dividend on Series B redeemable convertible preferred stock	(366)	(920)	(2,255)	(2,651)
Cash dividends on Series A redeemable preferred stock	(422)	(422)	(1,251)	(569)
Net Loss attributable to common shareholders	$(10,593)	$(3,217)	$(24,122)	$(12,512)
Net Loss per common share
Basic and Diluted	$(0.64)	$(0.19)	$(1.47)	$(0.75)
Weighted average common shares outstanding - basic and diluted	16,525,282	16,726,610	16,431,448	16,696,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three and Nine Months Ended September 30, 2019
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

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three and Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(648)	—	(648)	—	(648)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(954)	—	(954)	—	(954)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(417)	—	(417)	—	(417)
Stock-based compensation	83,734	1	—	—	75	—	76	—	76
Balance at June 30, 2019	18,792,812	$188	2,370,164	$(7,286)	$704,557	$(702,400)	$(4,941)	$26,965	$22,024
Net income (loss)	—	—	—	—	—	(8,485)	(8,485)	893	(7,592)
Reclassification of profit participation to liability	—	—	—	—	—	—	—	(463)	(463)
Acquisition of non-controlling interests	—	—	—	—	1,146	—	1,146	(2,753)	(1,607)
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(395)	(395)
Stock warrant and equity cost accretion	—	—	—	—	(52)	—	(52)	—	(52)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(1,320)	—	(1,320)	—	(1,320)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(366)	—	(366)	—	(366)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(422)	—	(422)	—	(422)
Stock-based compensation	136,684	1	—	—	270	—	271	—	271
Relinquishment of treasury stock	—	—	17	—	—	—	—	—	—
Balance at September 30, 2019	18,929,496	$189	2,370,181	$(7,286)	$703,813	$(710,885)	$(14,169)	$24,247	$10,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three and Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
Balance at December 31, 2017	18,079,522	$181	1,826,096	$(6,286)	$714,889	$(679,535)	$29,249	$6,562	$35,811
Net loss	—	—	—	—	—	(3,704)	(3,704)	(90)	(3,794)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	3,485	3,485
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(20)	(20)
Hotel Fund syndication costs	—	—	—	—	(51)	—	(51)	—	(51)
Issuance of common stock warrants	—	—	—	—	688	—	688	—	688
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(592)	—	(592)	—	(592)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(817)	—	(817)	—	(817)
Stock-based compensation	438,161	4	—	—	96	—	100	—	100
Balance at March 31, 2018	18,517,683	185	1,826,096	(6,286)	714,213	(683,239)	24,873	9,937	34,810
Net loss	—	—	—	—	—	(2,474)	(2,474)	(25)	(2,499)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	1,335	1,335
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(80)	(80)
Hotel Fund syndication costs	—	—	—	—	(35)	—	(35)	—	(35)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(647)	—	(647)	—	(647)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three and Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(914)	—	(914)	—	(914)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(142)	—	(142)	—	(142)
Stock-based compensation	79,091	—	—	—	77	—	77	—	77
Relinquishment of Class C common stock to treasury	—	—	44,068	—	—	—	—	—	—
Balance at June 30, 2018	18,596,774	$185	1,870,164	$(6,286)	$712,552	$(685,713)	$20,738	$11,167	$31,905
Net loss	—	—	—	—	—	(1,220)	(1,220)	1,105	(115)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	4,995	4,995
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(105)	(105)
Hotel Fund syndication costs	—	—	—	—	(1)	—	(1)	—	(1)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(655)	—	(655)	—	(655)
Profit participation distribution to non-controlling interests	—	—	—	—	—	—	—	(1,939)	(1,939)
Issuance of common stock warrants, net of cost accretion	—	—	—	—	(107)	—	(107)	—	(107)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(920)	—	(920)	—	(920)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(427)	—	(427)	—	(427)
Stock-based compensation	—	1	—	—	130	—	131	—	131
Balance at September 30, 2018	18,596,774	$186	1,870,164	$(6,286)	$710,572	$(686,933)	$17,539	$15,223	$32,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,673)	$(6,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and option amortization	464	308
Gain on disposal of assets	(244)	(3,938)
Amortization of deferred financing costs	123	87
Depreciation and amortization expense	1,470	925
Accretion of mortgage income	(55)	(323)
Accretion of discount on note payable	263	705
Non-cash interest expense funded by loan draw	1,122	811
Non-cash provision for (recovery of) credit losses	2,598	—
Unrealized loss on derivatives	330	—
Changes in operating assets and liabilities, net of business combination:
Accrued interest receivable	318	12
Other receivables	(179)	(360)
Other assets	(2,179)	78
Accrued property taxes	674	111
Accounts payable and accrued expenses	(1,454)	(2,901)
Customer deposits and funds held for others	1,384	137
Accrued interest	(626)	344
Total adjustments, net	4,009	(4,004)
Net cash used in operating activities	(12,664)	(10,412)

Cash flows from investing activities:
Proceeds from sale of real estate owned and operating properties and other assets	895	8,709
Purchases of property and equipment	(23)	(23)
Mortgage loan payoff	3,000	—
Mortgage loan investment and fundings	(1,966)	(3,000)
Investment in unconsolidated entities	(2,612)	—
Acquisition of cash and restricted cash through foreclosure	2,900	—
Investment in real estate owned and other operating properties	(13,359)	(7,208)
Acquisition of non-controlling interests	(2,250)	—
Net cash used in investing activities	(13,415)	(1,522)

Cash flows from financing activities:
Proceeds from notes payable	13,662	—
Debt issuance costs paid	(144)	(405)
Repayments of notes payable	(10,176)	(14)
Dividends paid	(3,202)	(1,926)
Purchase of treasury stock	(1,000)	—
Proceeds from Issuance of Preferred Equity	6,000	30,000
Purchase of Interest rate cap	—	(548)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Contribution of Hotel Fund capital costs	(48)	(87)
Contributions from Hotel Fund investors	7,518	9,815
Distributions to Hotel Fund investors	(1,005)	(205)
Net cash provided by financing activities	11,605	36,630

Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,474)	24,696
Cash, cash equivalents, and restricted cash, beginning of period	25,650	11,932
Cash, cash equivalents, and restricted cash, end of period	$11,176	$36,628

Supplemental cash flow information:
Cash paid for interest	$1,212	$308
Cash paid for taxes	$90	$—
Non-cash investing and financing transactions:
Foreclosure on investment in mortgage loan	$7,625	$—
Acquisition of operating property building and operations through foreclosure	$7,379	$—
Assumption of first mortgage, accrued interest and operating liabilities through foreclosure	$13,303	$—
Loan from JPM Chase Funding, Inc., (a related party) for purchase first mortgage on operating property	$11,000	—
Lease liability arising from the recognition of right-of-use asset	$1,431	$—
Non-cash interest costs capitalized to operating property	$1,000	$—
Capital expenditures in accounts payable and accrued expenses	$1,790	$929
Decrease in non-controlling interest through profit participation	$—	$(1,939)

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

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (the “Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission (“SEC”). On June 18, 2010, the Fund became internally-managed through the acquisition of the Manager, and converted into a Delaware corporation in a series of transactions that we refer to as the “Conversion Transactions”. Effective August 1, 2019, the Company entered into a Non-Discretionary Investment Advisory Agreement (“Advisory Agreement”) with Juniper Investment Advisors, LLC (“Juniper Advisors”) pursuant to which Juniper Advisors will manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real estate owned properties.

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

As of September 30, 2019, our accumulated deficit aggregated $710.9 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio, impairment charges

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting primarily from the lack of income-producing assets.

The Company has taken a number of steps to maintain an adequate level of on-going liquidity over the years. Our liquidity plan has included obtaining outside financing, selling mortgage loans, and selling the majority of our legacy real estate assets.

As further described in Note 11, during the three months ended September 30, 2019, JPMorgan Chase Funding Inc. (“Chase Funding”) purchased 1,875,000 shares of our Series B-4 Cumulative Convertible Preferred Stock (the “Series B-4 Preferred Stock”), at a price of $3.20 per share, for a total purchase price of $6.0 million. Dividends on the Series B-4 Preferred Stock are cumulative and accrue from the issue date, compounding quarterly at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. Holders of the Series B-4 Preferred Stock are entitled to receive a liquidation preference of 145% of the sum of the original price per share of the Series B-4 Preferred Stock plus all accrued and unpaid dividends. The Series B-4 Preferred Stock contains redemption features similar in all material respects to the Company’s other outstanding shares of Series B Preferred Stock.

In the second quarter of 2019, we conducted a UCC foreclosure on the collateral securing a $7.6 million mezzanine note receivable that was in default. That collateral was 100% of the membership interests in an LLC that owns a commercial real estate building and operations in St. Louis, Missouri. In connection with this foreclosure, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by this property. The purchase of the first mortgage note was funded partially with an $11.0 million loan (under a master repurchase agreement) from Chase Funding and the balance using Company funds. The master repurchase agreement has an initial maturity date of May 22, 2020. The Company has the option to extend the maturity date for one year if, among other conditions, certain debt yield and Broadway Tower occupancy rates are achieved.

In addition, in connection with the Company’s acquisition and renovation of the MacArthur Place Hotel in Sonoma, California (“MacArthur Place”), the Company entered into a building loan agreement and related agreements in October 2017 with MidFirst Bank in the amount of $32.3 million (the “MacArthur Loan”). As described in Note 9, the MacArthur Loan was modified during the first quarter of 2019 to increase the loan facility to $37.0 million and to establish certain additional reserve accounts in the amount of $2.0 million. The MacArthur Loan has an initial maturity of October 1, 2020 with two one-year extension options available if certain criteria is met.

The modified MacArthur Loan required the Company to fund minimum equity of $27.7 million, all of which has been funded as of September 30, 2019. The Company has provided a loan repayment guaranty equal to 50% of the original principal amount of the MacArthur Loan along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of September 30, 2019. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Commencing in November 2017 the Company sponsored an offering under SEC Regulation D of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) of the L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”). The net proceeds of this offering were used primarily to (i) reimburse the Company’s for its initial $17.8 million common investment in the Hotel Fund and (ii) fund certain renovations and operating losses at MacArthur Place. As of September 30, 2019, the Hotel Fund had sold all of the Preferred Interests in the aggregate amount of $22.5 million. The Company has guaranteed and funded the payment of monthly 7% distributions to Preferred Interests since the commencement of the Hotel Fund which has totaled $1.6 million through September 30, 2019.

As of September 30, 2019, we had cash and cash equivalents of $7.4 million, REO assets held for sale with a carrying value of $7.4 million and other REO assets with a carrying value of $33.3 million that we seek to dispose of within the next 12 months. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes. During the third quarter of 2019, a court-ordered stay that was previously issued, and which prevented the sale of certain assets, was lifted, thereby allowing us to market such assets for sale.

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

We expect our primary sources of liquidity over the next twelve months to consist of proceeds from the disposition of our existing REO assets held for sale and loan assets, proceeds from borrowings and equity issuances, current cash, mezzanine and mortgage loan interest income, and revenues from ownership or management of MacArthur Place and Broadway Tower. If we are able to resolve these matters favorably, we believe that our cash and cash equivalents coupled with our operating and investing revenues, as well as proceeds that we anticipate receiving from the disposition of our real estate assets and debt and equity financing efforts will be sufficient to allow us to fund our operations for a period of one year from the date these condensed consolidated financial statements are issued.

We have used third-party financing, proceeds from the sale of certain REO assets, and the payment of principal and interest on mortgage and related investments to satisfy for working capital purposes requirements through September 30, 2019. Subsequent to September 30, 2019, in order to meet impending liquidity requirements, we sold one of our mezzanine loan investments with a principal balance of $12.3 million at a discount incurring a loss of $2.6 million. We are also continuing to discuss the potential extension or restructuring of our Series B Preferred Stock with the holders of those shares and our outstanding debt obligations. There can be no assurance that these efforts will be successful or that we will sell our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund our future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our REO assets may have a material adverse effect on our business, results of operations and financial position. In the absence of favorably resolving the matters described above, the collective nature of these uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of these condensed consolidated financial statements.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Investment in Unconsolidated Entities

The Company holds ownership interests in an entity that does not meet the criteria under GAAP for consolidation. For this entity, the Company utilizes the equity method of accounting and records the net income and losses from the unconsolidated entity, as applicable, in net income attributable to non-controlling interests in the accompanying consolidated statements of operations.

Redeemable Convertible Preferred Stock

During the nine months ended September 30, 2019, the Company issued an additional 1,875,000 shares of Series B-4 Preferred Stock. The Series B-4 Preferred Stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price equal to the greater of 145% of the original purchase price of the preferred stock or tangible net book value per share at redemption. The Series B-4 Preferred Stock is reported in the mezzanine equity section of the accompanying condensed consolidated balance sheet. Since the Series B-4 Preferred Stock does not have a mandatory redemption date (it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. The Company is required to assess whether the preferred stock is redeemable at each reporting period.

Operating Properties Acquired Through Foreclosure

Operating properties acquired through foreclosure consist of certain operating assets that the Company has elected to hold for on-going operations and are recorded at fair value at the time of foreclosure.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Leases

Lessee Accounting

As further discussed below, the Company adopted the provisions of Accounting Standards Update 2016-02, Leases, effective January 1, 2019. We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are recorded in other assets and operating lease liabilities are recorded in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheet. Finance leases, none of which existed as of the adoption of Accounting Standards Codification (“ASC”) 842 or as of September 30, 2019, would be reflected in property and equipment and other liabilities in our condensed consolidated balance sheets.

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

Pursuant to ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2019, none of our leases, as a lessor, met the above criteria to be classified as a sale – type lease.

Pursuant to ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of September 30, 2019, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type or direct financing lease classification criteria are met. As of September 30, 2019, all leases of the Company’s rental properties were classified as operating leases.

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

Funds Held by Lender and Restricted Cash

The balance sheet item, “Funds held by lender and restricted cash”, includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes property taxes and insurance. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$7,447	$25,452
Funds held by lender and restricted cash	3,729	198
Total cash, cash equivalents, and restricted cash	$11,176	$25,650

The balance of funds held by lender and restricted cash includes property tax, insurance and construction related reserves for the MacArthur Loan totaling $2.5 million and $0.2 million at September 30, 2019 and December 31, 2018, respectively. The September 30, 2019 balance also includes $1.2 million in an account maintained by the loan servicer on the Broadway Tower mortgage loan and is set aside for capital projects and tenant improvements. This account was acquired in connection with our foreclosure and acquisition of the Broadway Tower commercial office building in St. Louis, Missouri in the second quarter of 2019.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the optional transition method. The Company elected the practical expedient package outlined in ASU No. 2016-02 under which we did not have to reassess whether an arrangement contains a lease, we carried forward our previous classification of leases as operating, and we did not have to reassess previously recorded initial direct costs. There was an increase in assets of $1.6 million and liabilities of $1.7 million due to the recognition of the required ROU asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.1 million related to existing deferred rent that reduced the ROU asset recorded. The adoption of this standard did not have an impact in our condensed consolidated statements of operations.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Recently, the FASB voted to delay the effective date of ASU 2016-13 to January 1, 2023 for smaller reporting companies with a revised ASU expected in the fourth quarter of 2019. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — REVENUE

The following is a breakdown of revenue by source for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating property revenue
Commercial real estate rental revenue	$1,157	$—	$1,474	$—
Hotel revenues
Rooms	1,498	1,311	2,456	3,207
Food and beverage	800	314	1,339	1,440
Banquet	343	175	373	333
Spa and fitness center	166	194	378	522
Other	118	91	175	251
Total operating property revenue	4,082	2,085	6,195	5,753
Mortgage loan income, net	340	709	1,438	1,976
Management fees, investment and other income	129	32	486	323
Total revenue	$4,551	$2,826	$8,119	$8,052

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

Hotel Revenues

The Company derives hotel revenues from our hotel in Sonoma, California, which is reflected as operating property revenue in the consolidated statements of operations. Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and daily rate charged. Rooms revenue also includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.

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

NOTE 3 — REVENUE – continued

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

NOTE 4 — MORTGAGE LOANS, NET

Lending Activities

As of September 30, 2019, the Company held four portfolio loans with a balance of $11.7 million, net of valuation allowances, two of which were performing loans bearing a weighted-average interest rate of 9.8% as of September 30, 2019. As of December 31, 2018, the Company held six portfolio loans with a balance of $23.2 million, net of valuation allowances, three of which were performing loans bearing a weighted-average interest rate of 9.4%. As of September 30, 2019 and December 31, 2018, the Company held two and three non-performing portfolio loans, respectively, two of which have been fully reserved and have a zero carrying value as of September 30, 2019. The valuation allowance was $15.3 million as of September 30, 2019 and $13.1 million as of December 31, 2018. During the nine months ended September 30, 2019, one performing loan with a principal balance of $3.0 million was repaid in full. In addition, during the nine months ended September 30, 2019, we foreclosed on one of the Company’s mezzanine loan investments that had a carrying value of $8.2 million as of the date of foreclosure, which had been in default since September 2018. In May 2019, we foreclosed on the loan collateral consisting of 100% of the membership interests in the limited liability company owning the underlying property. We recorded the acquired assets and assumed liabilities at fair value and consolidated the operations commencing on the foreclosure date. See additional discussion in Notes 5 and 8.

During the three months ended September 30, 2019, and 2018, we recorded mortgage interest income of $0.3 million and $0.7 million, respectively. During the nine months ended September 30, 2019 and 2018, we recorded mortgage interest income of $1.4 million and $2.0 million, respectively.

While the Company has not originated any new loans in 2019, we funded $2.0 million during the nine months ended September 30, 2019 for a $13.1 million construction loan that was originated during 2018. As of September 30, 2019, our remaining commitment under that loan was $11.1 million.

As disclosed in Note 16, we sold a $12.3 million mezzanine note subsequent to September 30, 2019 at a discount and recorded a corresponding provision for credit loss of $2.6 million during the three and nine months ended September 30, 2019 which is reflected in the accompanying condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

As of September 30, 2019, we held total REO assets of $105.8 million, of which $7.4 million were held for sale, $65.1 million were held as operating properties, and $33.3 million were classified as other real estate owned. As of December 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million were held for sale, $33.9 million were held as operating properties and $33.7 million were classified as other real estate owned.

As described in Note 4, on May 29, 2019, we foreclosed on the membership interests of a limited liability company that was pledged as collateral on a defaulted mezzanine note receivable. The entity owns and operates a commercial office building known as Broadway Tower, located in St. Louis, Missouri. Upon foreclosure, we acquired the membership interests in the limited liability company that owns the office building and related assets, and assumed related liabilities of Broadway Tower, all of which were recorded at fair value in accordance with GAAP. The acquired assets consist of a building, land, furniture and fixtures, operating and reserve cash, and tenant receivables totaling approximately $22.6 million. Liabilities assumed consist of trade accounts payable and accrued liabilities, and accrued interest and principal on the first mortgage loan totaling approximately $15.5 million. In accordance with ASC 842, we recorded a right of use asset and related lease liability of $0.6 million, see Note 14. As described in Note 9, we purchased the Broadway Tower first mortgage note and accrued interest.

During the nine months ended September 30, 2019, the Company sold four REO assets for $0.9 million resulting in a gain on sale of $0.2 million for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company sold REO assets (or portions thereof) for $8.1 million and $8.7 million (net of transaction costs) resulting in a total net gain on sale of $3.5 million and $3.9 million, respectively.

REO Planned Development and Operations

Costs related to the development, renovation or improvements of the Company’s real estate assets are generally capitalized, while costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred. Costs that are expensed as incurred are included in operating property direct expenses and as expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2019 and 2018, these costs and expenses were $4.8 million and $2.5 million, respectively. For the nine months ended September 30, 2019 and 2018, these costs and expenses were $11.0 million and $7.2 million, respectively. Cash outlays for capitalized costs totaled $13.4 million and $7.2 million during the nine months ended September 30, 2019 and 2018, respectively, and consisted primarily of renovation costs for MacArthur Place and New Mexico properties well renovation costs.

NOTE 6 — VARIABLE INTEREST ENTITIES AND INVESTMENTS IN UNCONSOLIDATED ENTITIES

Variable Interest Entities

As of September 30, 2019 and December 31, 2018, we consolidated multiple variable interest entities (“VIE’s”) relating to two primary projects: 1) various partnerships which own land and water rights located in New Mexico for which the Company retains both general partner and limited partner interests, and 2) the Hotel Fund, for which the Company is the sponsor and its subsidiary is the common member, that owns an MacArthur Place. We are deemed to be the primary beneficiaries of these consolidated VIE’s as we have the power to direct the activities that most significantly affect their economic performance and we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our consolidated VIE’s are only available to settle the obligations of the respective entities.

The following table summarizes the carrying amounts of the above referenced entities’ assets and liabilities included in the Company’s condensed consolidated balance sheets at September 30, 2019 and December 31, 2018, net of intercompany eliminations (in thousands):

	September 30, 2019	December 31, 2018
Total assets	$100,143	$85,240
Total liabilities	58,205	37,770

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — VARIABLE INTEREST ENTITIES AND INVESTMENTS IN UNCONSOLIDATED ENTITIES – continued

The following table summarizes the VIE’s results of operations for the three and nine months ended September 30, 2019 and 2018, net of intercompany eliminations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(393)	$(262)	$(6,433)	$(786)

The Company’s maximum exposure to loss from the operations of these VIE’s consists of its combined equity in those entities which totaled $26.4 million as of September 30, 2019. The Hotel Fund makes a preferred distribution, payable monthly accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). Preferred Distributions totaled $0.4 million and $1.0 million during the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively.

Investment in Unconsolidated Entities

While the Company had not originated any new loans on its own behalf during 2019, during the three months ended September 30, 2019, the Company entered into an investment agreement with Juniper Bishops, LLC (a related party of a preferred shareholder and director of the Company) to participate in a $15.0 million mezzanine loan to a unrelated hotel owner and operator for the renovation of a luxury resort located in Sante Fe, New Mexico.  The mezzanine loan is secondary to a senior mortgage loan funded by an unrelated party.  The Company’s total commitment under this investment is $3.9 million, of which $2.6 million was funded as of September 30, 2019 and is reflected in “Investment in unconsolidated entities” in the accompanying condensed consolidated balance sheet. The Company funded $1.0 million of its remaining commitment subsequent to September 30, 2019.

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

During 2018, we entered into an interest rate cap with a notional amount of $36.0 million and a rate cap of 2.2%. The interest rate cap had an effective date of March 21, 2018 and terminates on March 1, 2021. This instrument was not designated as a cash flow hedge. After making fair value adjustments for this instrument during the 2019 and 2018 (see Note 8), the recorded value of the interest rate cap was zero as of September 30, 2019.

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

Fair Value Measurements of Derivative Instrument

The Company acquired an interest rate cap in 2018 to mitigate its risk on certain variable debt against rising interest rates. In order to estimate the fair value of this derivative instrument, we use valuation reports from the third party broker who issued the derivative instrument. The report calculates fair value by using inputs, including market-observable data such as U.S dollar and foreign-denominated interest rate curves, foreign exchange rates, volatilities, and information derived from or corroborated by market-observable data which are classified as Level 2 inputs in the fair value hierarchy. The fair value method does not contemplate credit valuation adjustments (“CVA”) which would be a Level 3 input as the CVA uses credit spreads which are generally unobservable to the market. The fair value used in our financial statements approximate fair value without the CVA. As of September 30, 2019, the fair value of the interest rate cap was $0 and we recorded an unrealized loss on derivative instruments of $39.0 thousand and $0.3 million during the three and nine months ended September 30, 2019, respectively, and none during the three and nine months ended September 30, 2018.

Valuation Conclusions

Based on the results of our evaluation, analysis and subsequent events, we recorded a provision for credit loss on our loan portfolio of $2.6 million in the third quarter of 2019 relating to the sale of a $12.3 million mezzanine loan investment subsequent to September 30, 2019 which resulted in a loss. We recorded no impairment of REO during the three and nine months ended September 30, 2019. We did not record any non-cash provision for credit losses on our loan portfolio or impairment of REO during the three and nine months ended September 30, 2018. We recorded offsetting net recoveries of investment and credit losses totaling $1.1 million during the nine months ended September 30, 2019, and $0.2 million for the nine months ended September 30, 2018, resulting from the collection of cash and/or other assets recovered from certain guarantors on certain legacy loans and insurance recoveries received during the period.

As of September 30, 2019, the valuation allowance on our mortgage loans totaled $15.3 million, representing 57.7% of the total outstanding loan principal and accrued interest balances. As of December 31, 2018, the valuation allowance on our mortgage loans totaled $13.1 million, representing 37.1% of total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of September 30, 2019, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of September 30, 2019 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of September 30, 2019 and December 31, 2018, our notes payable and special assessment obligations consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
$37.0 million note payable, as amended, to MidFirst Bank secured by a first lien on MacArthur Place, interest-only payments due monthly at the 30-day LIBOR (2.00% and 2.50% at September 30, 2019 and December 31, 2018, respectively) plus between 3.54% - 3.75% depending on compensating balances and meeting certain financial thresholds and terms (5.54% and 6.04% effective rate at September 30, 2019 and December 31, 2018, respectively), matures October 1, 2020 with two one-year extension options, with construction completion and repayment guarantees provided by the Company.	$35,455	$20,669
$11.0 million note payable to JPMorgan Chase Funding Inc. secured by the $13.2 million first mortgage note on the property known as Broadway Tower, bearing interest at one month LIBOR plus 3.81% (5.81% as of September 30, 2019), requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020. The Company has the option to extend the maturity date for one year if, among other conditions, certain debt yield and Broadway Tower occupancy rates are achieved.	11,000	—
$5.9 million note payable to Southwest Lending, LLC, secured by real estate in New Mexico, annual interest only payments based on prime plus 3.0% through maturity date of December 31, 2019. (8.0 % and 8.25% as of September 30, 2019 and December 31, 2018, respectively.)	5,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, matured and paid in full on April 28, 2019.	—	9,899
Special assessment bonds dated between 2002 and 2007, secured by the residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022 (classified as held for sale as of March 31, 2018).	75	90
Total notes payable	52,470	36,598
Less: deferred financing fees	(306)	(284)
Notes payable, net of deferred financing fees	$52,164	$36,314

Interest expense for the three months ended September 30, 2019 and 2018 was $0.4 million and $0.8 million, respectively. Interest expense for the nine months ended September 30, 2019 and 2018 was $1.2 million and $2.3 million, respectively. The Company capitalized interest relating to the MacArthur Loan in the amount of $0.2 million and $1.0 million for the three and nine months ended September 30, 2019. There was no capitalized interest during 2018.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Senior Indebtedness

MacArthur Place

In October 2017, we closed on a $32.3 million acquisition and construction loan from MidFirst Bank in connection with our purchase of MacArthur Place (the “MacArthur Loan”), of which (i) $19.4 million was utilized for the purchase of MacArthur Place, (ii) approximately $10.0 million was set aside to fund planned hotel improvements, and (iii) the balance to fund interest reserves and operating capital. During the nine months ended September 30, 2019, the MacArthur Loan was modified to, among other things, increase the total loan facility to $37.0 million, thereby increase the Company’s equity commitment to $27.7 million due to projected increased renovation costs, and to establish certain additional reserve accounts in the amount of $2.0 million for the completion of certain aspects of the renovation project. The principal balance of the loan was $35.5 million and $20.7 million at September 30, 2019 and December 31, 2018, respectively. The loan bears floating interest equal to the 30-day LIBOR rate (2.00% at September 30, 2019) plus 3.54%, which may be reduced by up to 0.50% if certain conditions are met, which were met as of September 30, 2019. The loan has an initial term of three years subject to the right of the Company to extend the maturity date for two one-year periods, provided that the loan is in good standing and upon satisfaction of certain other conditions, including payment of an extension fee equal to 0.35% of outstanding principal per extension. The Company is required to make interest-only payments during the initial three year term. During the nine months ended September 30, 2019, the Company made loan draws totaling $14.8 million, of which $13.7 million represented renovation costs and operating draws and $1.1 million represented draws against the interest reserve on the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The Company was in compliance with these covenants and guarantees at September 30, 2019. The Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement, including a $2.0 million spa reserve to be used for the planned spa renovation which is scheduled to commence in the first quarter of 2020. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%). The EO Notes matured and all outstanding principal and interest were paid on April 29, 2019.

New Mexico Land Purchase Financing

As of September 30, 2019, the Company had an outstanding note payable in the amount of $5.9 million secured by certain real estate located in New Mexico with a carrying value of $6.8 million. The note bears interest at the Prime Rate as reported by The Wall Street Journal plus 3% and requires interest only payments due annually on December 31 of each year with the principal balance and any accrued unpaid interest due upon the earlier of 1) December 31, 2019, or 2) sale of the underlying collateral property. The note may be prepaid in whole or in part without penalty, and includes certain maturity extension provisions which the Company may choose to exercise.

JPMorgan Chase Funding Inc. Master Repurchase Agreement

In the second quarter of 2019, we foreclosed on the collateral securing a defaulted mezzanine note receivable consisting of 100% of the membership interests in a limited liability company that owns a commercial real estate building in St. Louis, Missouri, known as Broadway Tower, thereby assuming its assets and liabilities, including a $13.2 million mortgage note payable secured by Broadway Tower. In a related transaction, a subsidiary of the Company purchased the $13.2 million first mortgage note. Since

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

we own both the entity that owns the first mortgage note as well as the entity that owes this obligation, the first mortgage loan and related interest has been eliminated in consolidation. The purchase of the first mortgage note was funded partially with an $11.0 million loan (under a master repurchase agreement) from Chase Funding. The Chase Funding master repurchase agreement is secured by the $13.2 million first mortgage note and bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020. . The Company has the option to extend the maturity date for one year if, among other conditions, certain debt yield and Broadway Tower occupancy rates are achieved. The master purchase agreement is subject to a third party loan servicing agreement.

Our notes payable and special assessment obligations have the following scheduled maturities as of September 30, 2019 (in thousands):

Year	Amount
2019	$5,955
2020	46,481
2021	26
2022	8
Less: deferred financing costs of notes payable	(306)
Total	$52,164

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

As of and for the three and nine months ended September 30, 2019 and 2018, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues and direct operating expenses, depreciation and amortization relating to our hotel, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

Condensed consolidated financial information for our reportable operating segments as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 is summarized as follows (in thousands):

	September 30,	December 31,
Balance Sheet Items	2019	2018
Total Assets
Mortgage and REO Legacy portfolio and other operations	$80,986	$67,658
Hospitality and entertainment operations	66,931	52,753
Corporate and other	4,642	23,228
Consolidated total	$152,559	$143,639

	Nine Months Ended September 30,
Cash Flow Items	2019	2018
Expenditures for additions to long-lived assets
Mortgage and REO Legacy portfolio and other operations	$1,071	$2,321
Hospitality and entertainment operations	12,288	4,887
Corporate and other	23	23
Consolidated total	$13,382	$7,231

	Three Months Ended September 30, 2019
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$1,157	$2,925	$—	$4,082
Mortgage loan income	340	—	—	340
Management fees, investment and other income	6	—	123	129
Total revenue	1,503	2,925	123	4,551

Total operating expenses	1,863	5,136	2,730	9,729

Other (income) expense
Gain on disposal of assets	(223)	—	—	(223)
Provision for (recovery of) credit losses, net	2,598	—	—	2,598
Unrealized loss on derivatives	—	39	—	39
Total other (income) expense	2,375	39	—	2,414

Total costs and expense, net	4,238	5,175	2,730	12,143
Loss before income taxes	(2,735)	(2,250)	(2,607)	(7,592)
Provision for income taxes	—	—	—	—
Net loss	$(2,735)	$(2,250)	$(2,607)	$(7,592)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Three Months Ended September 30, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$—	$2,085	$—	$2,085
Mortgage loan income	709	—	—	709
Management fees, investment and other income	—	—	32	32
Total revenue	709	2,085	32	2,826

Total operating expenses	843	3,228	2,413	6,484

Other (income) expense
Gain on disposal of assets, net	(3,543)	—	—	(3,543)
Total other income	(3,543)	—	—	(3,543)

Total costs and expense, net	(2,700)	3,228	2,413	2,941
Income (loss) before income taxes	3,409	(1,143)	(2,381)	(115)
Provision for income taxes	—	—	—	—
Net income (loss)	$3,409	$(1,143)	$(2,381)	$(115)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Nine Months Ended September 30, 2019
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$1,474	$4,721	$—	$6,195
Mortgage loan income	1,438	—	—	1,438
Management fees, investment and other income	92	—	394	486
Total revenues	3,004	4,721	394	8,119

Total operating expenses	3,538	12,453	7,252	23,243

Other (income) expense
Gain on Disposal of Assets, Net	(244)	—	—	(244)
Provision for (recovery of) credit losses, net	1,463	—	—	1,463
Unrealized loss on derivatives	—	330	—	330
Total other (income) expense	1,219	330	—	1,549

Total costs and expense, net	4,757	12,783	7,252	24,792
Loss before income taxes	(1,753)	(8,062)	(6,858)	(16,673)
Provision for income taxes	—	—	—	—
Net loss	$(1,753)	$(8,062)	$(6,858)	$(16,673)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Nine Months Ended September 30, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$—	$5,753	$—	$5,753
Mortgage loan income	1,976	—	—	1,976
Management fees, investment and other income	2	240	81	323
Total revenue	1,978	5,993	81	8,052

Total operating expenses	2,256	9,440	6,877	18,573

Other (income) expense
Gain on disposal of assets, net	(3,938)	—	—	(3,938)
Provision for (recovery of) credit losses, net	(175)	—	—	(175)
Total other income	(4,113)	—	—	(4,113)

Total costs and expense, net	(1,857)	9,440	6,877	14,460
Income (loss) before income taxes	3,835	(3,447)	(6,796)	(6,408)
Provision for income taxes	—	—	—	—
Net income (loss)	$3,835	$(3,447)	$(6,796)	$(6,408)

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of September 30, 2019 or December 31, 2018.

Preferred Stock

In July 2014, the Company issued a total of 8.2 million shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock to certain investor groups in exchange for $26.4 million. Except for certain voting and transfer rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same

On February 9, 2018, Chase Funding purchased 2,352,941 shares of the Company’s Series B-3 Cumulative Convertible Preferred Stock (“Series B-3 Preferred Stock”) for a total purchase price of $8.0 million. The Series B-3 Preferred Stock contains redemption features similar in all material respects to those of all Series B-1 and B-2 Cumulative Convertible Preferred.

On September 25, 2019, Chase Funding purchased 1,875,000 shares of our Series B-4 Preferred Stock (the “Series B-4 Preferred Stock” and collectively with the Series B-1 Preferred Stock, Series B-2 Preferred Stock, and Series B-3 Preferred Stock, the “Series B Preferred Stock”), at a purchase price of $3.20 per share, for a total purchase price of $6.0 million. Dividends on the Series B-4 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. Holders of the Series B-4 Preferred Stock are entitled to receive a liquidation preference of 145% of the sum of the original price per share of Series B-4 Preferred Stock plus all accrued and unpaid dividends. The Series B-4 Preferred Stock contains redemption features similar in all material respects to the other Series B Preferred Stock.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

On July 23, 2019, with an effective date of April 1, 2019, we entered into a Deferral and Consent agreement with the holders of our Series B Preferred Stock pursuant to which they agreed to a one-year extension of redemption date for shares of our Series B-1 and B-2 Preferred Stock they respectively hold. A cash payment in the aggregate amount of $2.6 million is due and payable to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested.

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
Share-Based Compensation

During the nine months ended September 30, 2019, the Company issued 332,722 shares of common stock pursuant to previous restricted stock awards. The Company granted 74,405 shares of restricted stock (for which certain tax elections were taken subsequent to September 30, 2019) and 117,449 stock options during the nine months ended September 30, 2019.

As of September 30, 2019, there were (i) 1,152,361 stock options outstanding, of which 1,046,196 shares were fully vested, (ii) 2,600,000 unvested stock warrants outstanding; and (iii) 152,228 shares of unvested restricted stock grants outstanding, net of tax elections taken. Vested restricted stock grants have been issued and are included in outstanding common stock.

Net stock-based compensation expense relating to the stock-based awards was $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. We did not receive any cash from option or warrant exercises during the three or nine months ended September 30, 2019 or 2018. As of September 30, 2019, there was $0.3 million of unrecognized compensation cost related to all unvested equity based awards that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.31 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss	$(7,592)	$(115)	$(16,673)	$(6,408)
Net (income) loss attributable to non-controlling interest	(893)	(1,105)	(1,334)	(990)
Preferred dividends	(2,108)	(1,997)	(6,115)	(5,114)
Net loss attributable to common shareholders	$(10,593)	$(3,217)	$(24,122)	$(12,512)

Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	16,525,282	16,726,610	16,431,448	16,696,201

Basic and diluted earnings per common share:
Net loss per common share	$(0.51)	$(0.07)	$(1.10)	$(0.44)
Preferred dividends per share	(0.13)	(0.12)	(0.37)	(0.31)
Net loss attributable to common shareholder per share	$(0.64)	$(0.19)	$(1.47)	$(0.75)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	1,108,027	1,085,497	1,093,090	1,080,442
Restricted stock	147,722	318,390	256,129	362,829
Warrants to purchase common stock	2,600,000	2,541,286	2,600,000	2,600,000
Convertible preferred stock	10,675,224	10,216,807	10,594,150	10,552,941
Total	14,530,973	14,161,980	14,543,369	14,596,212

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INTANGIBLE ASSETS AND GOODWILL - continued

The changes in the carrying amount of intangibles and goodwill allocated to our Hospitality and Entertainment Operations segment for the nine months ended September 30, 2019 is as follows (in thousands):

	Goodwill	Other intangibles, net
Balance at December 31, 2018	$15,357	$641
Reductions:
Amortization expense	—	(210)
Balance at September 30, 2019	$15,357	$431

A summary of our intangible assets and goodwill as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Amortizing intangible assets:
Trade name and other	$90	$90	$(26)	$(16)	$64	$74
Customer relationships	800	800	(533)	(333)	267	467
Non-amortizing intangible assets:
Liquor license	100	100	—	—	100	100
Goodwill	15,357	15,357	—	—	15,357	15,357
	$16,347	$16,347	$(559)	$(349)	$15,788	$15,998

Trade name and other, and customer relationships have weighted-average useful lives from the date of purchase of 7.0 years and 3.0 years, respectively. Goodwill and our liquor license are not subject to amortization due to the indeterminable life of such assets. Amortization expense relating to our purchased intangible assets was $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively. Amortization expense relating to our purchased intangible assets was $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. We perform an impairment assessment on goodwill and intangible assets annually in the fourth quarter of each year.

As of September 30, 2019, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2019	$70
2020	213
2021	13
2022	13
2023	13
Thereafter	9
Total	$331

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Construction and Related Guarantees

As described in Note 9, the Company agreed to provide MidFirst Bank with a loan repayment guaranty equal to 50% of the sum of the outstanding principal and accrued and unpaid interest on the MacArthur Loan, plus a guaranty of 50% of hotel operating costs, enforcement costs under the loan (if any), and recourse amounts that may come due (if any). The Company has also provided a construction completion guaranty with respect to the planned renovations of MacArthur Place. The construction completion guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy. The MidFirst Bank loan documents also require that the loan remain “in balance” throughout its term such that the sum of all remaining undisbursed loan funds and the amounts expended by the Company will be sufficient to meet the approved construction budget and pay the loan interest. If the loan becomes “out of balance”, the Company must fund the difference. Excess costs incurred to date have been funded by the Hotel Fund or the Company and management expects that the Hotel Fund or the Company will fund any further excess costs.

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

We continue to pursue, investigate and evaluate the assets available of guarantors to collect all amounts due under judgments received in our favor. However, to the extent that such amounts are not determinable, they have not been recognized as recovery income in the accompanying consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved. We recorded recoveries during the three and nine months ended September 30, 2019 of $1.1 million relating to cash collected on a guarantor claim. We recorded recoveries during the three and nine months ended September 30, 2018 of $0.2 million.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the three months ended September 30, 2019 and 2018, the Company’s matching contribution was $0.1 million, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Partnership Claims

In August 2016, a limited liability company member of Carinos Properties, LLC (“Carinos”) and Unit 6 Partners, LLC (“UP6”), filed a complaint in the United States District Court for the District of Arizona (“Federal Court”) generally alleging the Company breached its fiduciary duty to plaintiff under ERISA with respect to certain property we own in New Mexico. In April 2018, the court denied the Company’s motion for summary judgment in the case, but stayed any further action in the case pending the results

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

of related litigation before the state trial court (“State Court”) described below. Damages were not specified in the Federal Court. During the three months ended September 30, 2019 a settlement and release agreement in this matter was executed which resulted in, among other things, 1) dismissal of this litigation, and 2) the Company’s receipt of the limited partner interests in the underlying entities (which had the impact of decreasing the non-controlling interest recorded for such interests in the accompanying financial statements), in exchange for cash payment of $2.7 million. The Company did not incur a loss as a result of this transaction as the fair value of the limited partner interests received exceeded the cash payment amount.

In the first fiscal quarter of 2017, Recorp-New Mexico Limited Partnership (“RNMA I”) conducted a capital call pursuant to its organizational documents.  As a result of the capital call, certain limited partnership interests in RNMA I were transferred to one or more subsidiaries of the Company.  One of the limited partners in RNMA I whose limited partnership interests were transferred filed suit challenging the effectiveness of the transfer and forfeiture of his limited partnership interests in State Court.  On January 4, 2019, the court issued a minute entry, holding, among other things, that the limited partner’s limited partnership interest in RNMA I was not forfeited.  On January 22, 2019, the subsidiary of the Company filed a motion for a new trial on the minute entry ruling.  On March 21, 2019, the court issued an order staying its January 4, 2019 minute entry ruling, and granting a new trial.  An evidentiary hearing was held in early August 2019 on certain factual questions, and the court requested post trial briefing in September 2019.  Post trial briefing has concluded, and the Company awaits the State Court’s ruling. Based on the advice of counsel, management believes (a) the court’s January 4, 2019 minute entry finding was incorrect as to matters of both fact and law, and (b) the transfer of the limited partnership interests by the then-acting general partner was done in accordance with the rights granted to the general partner under the relevant organizational documents, and we believe that it is probable that the court, after consideration of the above referenced September 2019 post trial briefing, will ultimately agree with those conclusions. However, if the State Court were to rule that the limited partner interest transfers were ineffective, this could result in the recording of non-controlling interests in that partnership of approximately $3.1 million as of December 31, 2018.  Management does not believe that loss is probable and, accordingly, no amounts have been accrued for this matter in the accompanying condensed consolidated financial statements.

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

In April 2019, the New Mexico state trial court amended an order enjoining certain individuals from taking any action with regard to certain real property in the Rio West/Albuquerque project. The amendment expanded the injunction to include Recorp/IMH from transferring any partnership ownership interests (or assets owned by these partnerships) until further order of the court. This entire case was dismissed on September 18, 2019, and all injunctions (as modified) have been terminated. The deadline to appeal the dismissal of these actions has expired.

Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case that is in the Arizona federal district court. The case arose from claims by a creditor of the Justin 123 receivership alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries the a receiving proceeding. The suit seeks damages of $0.3 million, plus attorney fees and punitive damages. The Company believes that the claims are without merit and intends to vigorously defend its position. Management does not believe that any obligation it may ultimately incur would not have a material adverse effect on its financial condition or its result of operations.

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

Hotel Fund Obligations
If the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to pay the Preferred Distribution for such month. Such payment is treated as an additional capital contribution to the Hotel Fund by the Company. During the nine months ended September 30, 2019, the Company funded $1.1 million of Preferred Distributions, and from inception through September 30, 2019, the Company has funded $1.6 million. The Company also agreed to fund, in the form of common capital contributions, up to 6.0% of the Hotel Fund offering’s gross proceeds as selling commissions and up to 1.0% of the gross proceeds raised in the offering as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. During the nine months ended September 30, 2019 and from inception through September 30, 2019, the Company paid $0.1 million to the Hotel Fund pursuant to these broker-dealer obligations.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — LEASES

Lessor

On May 29, 2019, we foreclosed on all of the membership interests of Hertz Broadway Tower, LLC, (“Hertz Broadway”), the owner of Broadway Tower.

As a result, we acquired Broadway Tower its related assets and business operations and assumed related liabilities. The Company assumed 51 commercial office leases for the building’s floor space and parking spaces. (See Note 4 for further discussion of this transaction).

Prior to this foreclosure transaction, Hertz Broadway accounted for the leases under ASC 840 - Leases. Thereafter, the Company adopted the requirements of ASU 2016-02 with respect to such leases. The lessor accounting model under ASU 2016-02 is similar to existing guidance, however, it limits the capitalization of initial direct leasing costs, such as internally generated costs. The adoption of ASU 2016-02 for this lease did not have an impact in our consolidated financial statements. The Company elected the practical expedient package outlined in ASU No. 2016-02 under which we were not required to reassess whether the agreements contain a lease. Accordingly, we carried forward the previous classification of the leases as operating and did not have to reassess previously recorded initial direct costs.

These lease agreements have been recorded in revenue during the three and nine months ended September 30, 2019. The Company’s operating leases have non-cancellable lease terms of 0.9 years to 10.1 years as of September 30, 2019. Certain leases with tenants include options to extend or terminate the lease agreements. The Company believes the residual value risk is not a primary risk because of the long-lived nature of the asset.

The following table presents minimum lease revenues and variable lease revenue for the three and nine months ended September 30, 2019 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease revenue
Fixed rent - Minimum lease revenue	$1,091	$—	$1,387	$—
Variable lease revenue	66	—	87	—
Total lease revenue	$1,157	$—	$1,474	$—
Variable rent includes costs reimbursed related to property operating expenses, common area maintenance, insurance and property taxes.

The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter (in thousands).

Years ending	Amount
Remainder of 2019	$870
2020	3,744
2021	3,796
2022	3,416
2023	2,306
Thereafter	3,639
Total	$17,771

Lessee

We have operating leases for our corporate headquarters office space and certain office equipment. Our leases have remaining lease terms of between one to four years. The lease for our corporate office includes an option to extend the lease term for up to

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — LEASES - continued

five years. This option is not included in the calculation of the ROU assets and lease liabilities because the Company is not reasonably certain that it will exercise the option. Lease expense was $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations. As disclosed in Note 15, Juniper Investment Advisors, LLC (“JIA”) has also sublet a portion of the Company’s office space. During the three and nine months ended September 30, 2019, we recorded expense reimbursements from JIA for the sublease of office space and certain overhead charges of $33 thousand.

Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and were $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$321

Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recorded upon adoption of ASC 842
Right-of-use assets	$1,574
Lease liabilities	$1,693
Supplemental balance sheet information related to leases as of September 30, 2019 was as follows (thousands, except lease term and discount rate):

Operating leases
Operating lease right-of-use assets in other assets	$1,330

Operating lease liabilities in accounts payable and other accrued expenses	$1,431

Weighted average remaining lease term	2.8 years
Operating leases - Weighted average discount rate	7.1%

The following represents future payments on operating leases as of September 30, 2019 (in thousands):

Years ending	Amount
Remainder of 2019	$214
2020	574
2021	575
2022	237
Total lease payments	1,600
Less imputed interest	(169)
Total	$1,431

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — LEASES - continued

As of December 31, 2018, future minimum lease payments required under these various lease agreements are as follows (in thousands):

Years ending	Amount
2019	$305
2020	307
2021	307
2022	233
Total	$1,152

NOTE 15 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

Interim CEO Arrangement

During the third quarter of 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain, the Company’s former Chairman of the Board and Chief Executive Officer (the “Bain Termination Agreement”) as well as certain other agreements. The material terms of these agreements are summarized below.

1)
On July 30, 2019, the Company entered into a Consulting Services Agreement (the “ITH Consulting Services Agreement”) with ITH Partners, LLC, a Nevada limited liability company (“ITH”), pursuant to which ITH agreed to provide certain consulting services to the Company for a ninety (90) day period commencing effective as of July 25, 2019, subject to automatic thirty (30) day renewals unless earlier terminated by the parties as provided therein. Mr. Bain is the Managing Director of ITH. Pursuant to the ITH Consulting Services Agreement, Mr. Bain was appointed to fill a vacancy on the Board of Directors of the Company (created when Mr. Bain’s employment terminated and he stepped down from the Board of Directors) and served as interim Co-Chairman and Chief Executive Officer of the Company until November 1, 2019. The ITH Consulting Services Agreement imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company agreed to pay ITH a monthly consulting fee of $30,000 commencing August 1, 2019. As described in Note 16, the Company elected to terminate this agreement effective October 31, 2019;

2)
Mr. Bain received a cash bonus of $0.6 million for his 2018 services (which was paid during the nine months ended September 30, 2019) and $0.35 million for his 2019 services, to be paid no later than March 31, 2020 (which has been accrued in the accompanying condensed consolidated financial statement in general and administrative expenses);

3)	Mr. Bain is entitled to receive two payments of $0.25 million each by no later than January 31, 2020 and January 31, 2021, respectively;

4)
Mr. Bain is entitled to receive a Legacy Asset Performance Fee (“LAPF”), as calculated in accordance with his prior employment agreement, in connection with the disposition of the Company’s interests in the assets of the New Mexico Partnerships (the “New Mexico Assets”) provided that such disposition occurs prior to December 31, 2022e;

5)
On July 30, 2019, the Company and ITH also entered into a Consulting Services Agreement (the “New Mexico Asset Consulting Agreement”) pursuant to which ITH agreed to provide certain consulting services to the Company with respect to certain real property located in Sandoval County, New Mexico (the “New Mexico Asset”) for a period expiring on the earlier to occur of (a) consummation of the sale of all or substantially all of the New Mexico Asset and (b) December 31, 2022, unless such agreement is earlier terminated by the parties as provided therein. During the term of the New Mexico Asset Consulting Agreement, Mr. Bain is obligated to report to the Company’s Board of Directors and will serve as president of various corporations that serve as general partner of those entities that own the New Mexico Asset. The agreement also imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company has agreed to pay ITH a base monthly consulting fee of $5,000 commencing August 1, 2019, and an incentive bonus in the event that the Net Cash received from the sale of the New Mexico Asset exceeds certain minimum thresholds, after the payment of various reimbursements and expenses. ; and

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

6)	All unvested equity awards and deferred compensation benefits granted to Mr. Bain were vested.

During the three months ended September 30, 2019, the Company paid Mr. Bain $83 thousand, net of certain withholdings, under the ITH Consulting Services Agreement and $15 thousand under the New Mexico Asset Consulting Agreement.

Under the terms of his employment agreement that expired on July 24, 2019, Mr. Bain is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Mr.Bain earned legacy fees of $0.1 million during the three and nine months ended September 30, 2019, and $35.0 thousand during the three and nine months ended September 30, 2018.

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company and JCP Realty entered into a consulting services agreement (the “JCP Consulting Agreement”) pursuant to which JCP Realty agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. Our director, Jay Wolf, is the Managing Member of Juniper Capital Partners, the parent company of JCP Realty. The initial term of the Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination was provided by either party. The Company and JCP entered into an amendment of the JCP Consulting Agreement dated October 17, 2017 pursuant to which: (i) the term was extended for two years that ended on July 24, 2019; (ii) the annual base consulting fee was reduced from $0.6 million to $0.5 million(subject to possible upward adjustment based on an annual review by our board of directors); and (iii) JCP is entitled to receive an origination fee of up to 1.25% on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP (subject to a reduced fee based on the increasing size of the loan or investment). JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from (ii) the gross sales proceeds (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). The consulting services agreement terminated on July 24, 2019. During each of the nine months ended September 30, 2019 and 2018, we incurred base consulting fees to JCP of $0.2 million and $0.3 million, respectively. JCP earned legacy fees of none and $0.1 million during the three and nine months ended September 30, 2019 and, none and $0.2 million during the three and nine months ended September 30, 2018. The JCP Consulting Agreement was terminated effective July 14, 2019.

JIA Asset Management Agreement

On August 14, 2019, the Company entered into a non-discretionary investment advisory agreement (the “Advisory Agreement”) with Juniper Investment Advisors, LLC, a Delaware limited liability company (“JIA”), with an effective commencement date of August 1, 2019, pursuant to which JIA will manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the Advisory Agreement, the Company will pay JIA a management fees ranging from 1.0% to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA has also sublet a portion of the Company’s office space. During the three and nine months ended September 30, 2019, we incurred base consulting fees to JIA of $52 thousand and recorded expense reimbursements from JIA for the sublease of office space and certain overhead charges of $33 thousand.

Jay Wolf, a director of the Company, is one of the owners of JIA and Juniper Capital Partners, LLC, a Delaware limited liability company, the sole member of Juniper NVM, LLC, a Delaware limited liability company (“JNVM”) and the manager of JCP Realty Partners, LLC, a Delaware limited liability company (“JCP Realty”). JCP Realty and JNVM hold shares of the Company’s the Series B-1 Preferred Stock.

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

Notes Receivable from Certain Partnerships

A subsidiary of the Company has entered into a lending facility with certain consolidated partnerships to lend up to a maximum of $5.0 million to cover the partnerships’ anticipated operating and capital expenditures. As of September 30, 2019, the total principal advanced was $5.0 million. The loans earn interest at rates ranging from the JP Morgan Chase Prime Rate plus 2.0% (7.50% at September 30, 2019) to 8.0% and have maturity dates which are the earliest to occur of: (1) the date of transfer of the partnerships real estate assets; (2) the date on which the current general partner of those partnerships resigns, withdraws or is removed as general partner; or (3) July 31, 2018. As the maturity date of such promissory notes have expired, the notes are in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and the related accrued interest receivable have been eliminated in consolidation.

JPMorgan Chase Funding Inc. Master Repurchase Agreement

As described in Note 9, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by Broadway Tower. The purchase of this note was funded partially with an $11.0 million loan (under a master repurchase agreement) from Chase Funding. The Chase Funding master repurchase agreement is secured by the $13.2 million first mortgage note and bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020. The Company has the option to extend the maturity date to May 22, 2021 if, among other conditions, certain debt yield and Broadway Tower occupancy rates are achieved.

Investment in Unconsolidated Entities

As described in Note 6, during the three months ended September 30, 2019, the Company entered into an investment agreement with Juniper Bishops, LLC (a related party of Jay Wolf, a director of the Company) to participate in a $15.0 million mezzanine loan to a unrelated hotel owner and operator for the renovation of a luxury resort located in Sante Fe, New Mexico.  The mezzanine loan is secondary to a senior mortgage loan funded by an unrelated party.  The Company’s total commitment under this investment is $3.9 million, of which $2.6 million was funded as of September 30, 2019 and is reflected in investment in unconsolidated entities in the accompanying condensed consolidated balance sheet. The Company funded $1.0 million of its remaining obligation subsequent to September 30, 2019.

NOTE 16 — SUBSEQUENT EVENTS

Mezzanine Loan Sale

Subsequent to September 30, 2019, the Company entered into an agreement with a third party to sell a $12.3 million mezzanine loan at a discount resulting in a loss of $2.6 million. The loss was recorded in the accompanying condensed consolidated statement of operations as a provision for credit loss during the three months ended September 30, 2019.

Investment in Unconsolidated Entities

Subsequent to September 30, 2019, the Company funded $1.0 million of its remaining obligation to Juniper Bishops, LLC under the terms of the that investment agreement as described in Note 6.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a portion of our loan portfolio is comprised of non-performing and distressed assets;

•	the concentration of credit risk to a particular borrower or borrower group;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume significant mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	restrictive covenants that are contained in debt agreements;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	natural and man made disasters such as fires;

•	our inability to utilize our tax net operating losses;

•	a decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company;

•	the ability of JIA to successfully manage those assets described in the Advisory Agreement; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, we held mortgage and real estate assets with a carrying value of $117.5 million. Our REO held for sale and other REO are being marketed for disposition within the next twelve months. With cash and cash equivalents of $7.4 million at September 30, 2019 and anticipated proceeds from asset sales and third party financing, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures and the, acquisitions of hospitality, and other attractive other real estate assets. However, our ability to implement our investment strategy in dependent on the Company’s ability to generate sufficient liquidity.

Results of Operations for the three and nine months ended September 30, 2019 and 2018

The following discussion compares historical results of operations on a GAAP basis for three and nine months ended September 30, 2019 and 2018. Unless otherwise noted, all comparative performance data included below reflects year-over-year comparisons.

Revenues (in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues:	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating property revenue	$4,082	$2,085	$1,997	95.8%	$6,195	$5,753	$442	7.7%
Mortgage loan income, net	340	709	(369)	(52.0)%	1,438	1,976	(538)	(27.2)%
Management fees, investment and other income	129	32	97	303.1%	486	323	163	50.5%
Total Revenue	$4,551	$2,826	$1,725	61.0%	$8,119	$8,052	$67	0.8%

Operating Property Revenue. For the three months ended September 30, 2019, operating property revenue was $4.1 million as compared to $2.1 million during the three months ended September 30, 2018, an increase of $2.0 million, or 95.8%. During the nine months ended September 30, 2019, we recorded $6.2 million in operating property revenue as compared to $5.8 million for the nine months ended September 30, 2018, an increase of $0.4 million or 7.7%. The year-over-year increase in operating property revenue is primarily attributable to the near completion of the renovation at MacArthur Place, which began during the second quarter of 2018 and was substantially completed shortly after the end of the third quarter of 2019. This was supplemented in the third quarter by the full quarter of operations at our Broadway Tower commercial office building acquired in the second quarter of 2019.

Mortgage Loan Income. For the three months ended September 30, 2019, income from mortgage loans was $0.3 million, a decrease of $0.4 million from the three months ended September 30, 2018. For the nine months ended September 30, 2019, income from mortgage loans was $1.4 million, a decrease of $0.5 million or 27.2% from the nine months ended September 30, 2018. Mortgage loan income decreased period over period due to the defaulted Broadway Tower mortgage and the payoff of a $3.0 million loan during the nine months ended September 30, 2019. Our performing mortgage loans have a weighted average interest rate of 9.8%.

Management Fees, Investment and Other Income. For the three months ended September 30, 2019, management fees, investment and other income was $0.1 million compared to $32 thousand for the corresponding period in 2018. For the nine months ended September 30, 2019, management fees, investment and other income was $0.5 million, an increase of $0.2 million, or 50.5%, from the nine months ended September 30, 2018. The year-over-year increase is primarily attributable to asset management fees earned on a hotel in Nyack, NY.
Costs and Expenses

Expenses, gains and losses (in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Expenses, gains and losses:	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$4,703	$2,364	$2,339	98.9%	$10,710	$6,699	$4,011	59.9%
Expenses for non-operating real estate owned	72	151	(79)	(52.3)%	246	519	(273)	(52.6)%
Professional fees	1,185	1,125	60	5.3%	3,671	2,754	917	33.3%
General and administrative expenses	2,463	1,788	675	37.8%	5,928	5,376	552	10.3%
Interest expense	427	775	(348)	(44.9)%	1,218	2,300	(1,082)	(47.0)%
Depreciation and amortization expense	879	281	598	212.8%	1,470	925	545	58.9%
Gain on disposal of assets	(223)	(3,543)	3,320	(93.7)%	(244)	(3,938)	3,694	(93.8)%
Provision for (recovery of) credit losses, net	2,598	—	2,598	N/A	1,463	(175)	1,638	(936.0)%
Unrealized loss on derivatives	39	—	39	N/A	330	—	330	N/A
Total Expenses, Gains and Losses	$12,143	$2,941	$9,202	312.9%	$24,792	$14,460	$10,332	71.5%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended September 30, 2019, operating property direct expenses were $4.7 million, an increase of $2.3 million, or 98.9%, from $2.4 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, operating property direct expenses were $10.7 million, an increase of $4.0 million, or 59.9%, from $6.7 million for the nine months ended September 30, 2018. Such amounts are primarily related to the direct operating costs of MacArthur Place, and to a lesser extent beginning in June 2019, to Broadway Tower which we acquired through a foreclosure action in May of 2019. While revenues were negatively impacted during the MacArthur Place renovation period, operating expenses remained relatively consistent as the Company was required to retain personnel to avoid employee turnover while simultaneously incurring significant temporary operating costs during the renovation period. Broadway Tower contributed operating expenses totaling $1.2 million since its acquisition in the second quarter of 2019.

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned assets decreased 52.3% to $0.1 million for the three months ended September 30, 2019compared to $0.2 million for the corresponding period in 2018. For the nine months ended September 30, 2019, expenses for non-operating real estate owned assets were $0.2 million, a decrease of $0.3 million or 52.6%, from $0.5 million for the nine months ended September 30, 2018. The decrease in period-over-period expense is attributed to the disposition of non-operating real estate owned in prior years and lower property tax, security expenses and other holding costs incurred on currently held non-operating real estate owned.

Professional Fees. For the three months ended September 30, 2019, professional fees expense was $1.2 million, an increase of $0.1 million, or 5.3%, from $1.1 million incurred during the same period in 2018. For the nine months ended September 30, 2019 and 2018, professional fees were $3.7 million and $2.8 million, respectively, an increase of $0.9 million or 33.3%. The increase in professional fees is attributed to continued litigation surrounding the New Mexico assets, greater enforcement and recovery efforts in connection with certain defaulted loans, Hotel Fund organizational costs, and other corporate matters.

General and Administrative Expenses. General and administrative expenses were $2.5 million for the three months ended September 30, 2019 compared to $1.8 million for the corresponding period in 2018, an increase of $0.7 million or 37.8%. For the nine months ended September 30, 2019, general and administrative expenses were $5.9 million compared to $5.4 million, an increase of $0.6 million or 10.3%, for the nine months ended September 30, 2018. The increase in general and administrative expenses is primarily attributed to 1) severance benefits provided to Company’s previous CEO and asset management fees incurred under the terms of the Advisory Agreement with JIA which became effective August 1, 2019, offset by certain general and administrative costs absorbed or reimbursed by JIA.

Interest Expense. Interest expense was $0.4 million for the three months ended September 30, 2019, compared to $0.8 million for the corresponding period in 2018, a decrease of $0.3 million, or 44.9%. For the nine months ended September 30, 2019, interest expense was $1.2 million as compared to $2.3 million for the nine months ended September 30, 2018, a decrease of $1.1 million, or 47.0%. The year-over-year decrease is attributed primarily to the capitalization of interest costs during the renovation period of MacArthur Place in the amount of $1.1 million for the nine months ended September 30, 2019.

Depreciation and Amortization Expense. For the three months ended September 30, 2019, depreciation and amortization expense was $0.9 million compared to $0.3 million for the corresponding period in 2018. For the nine months ended September 30, 2019, depreciation and amortization expense was $1.5 million compared to $0.9 million for the nine months ended September 30, 2018, an increase of $0.5 million or 58.9%. The increase in depreciation and amortization is attributed to the substantial completion of the MacArthur Place renovation during the third quarter of 2019 and depreciation and amortization recorded following the acquisition of Broadway Tower in the second quarter of 2019.

(Gain) Loss on Disposal of Assets. During the nine months ended September 30, 2019, the Company sold four REO assets for $0.9 million resulting in a gain on sale of $0.2 million for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the Company sold REO assets (or portions thereof) for $8.1 million and $8.7 million (net of transaction costs) resulting in a total net gain on sale of $3.5 million and $3.9 million, respectively.

Provision for (Recovery of) Credit Losses. During the three months ended September 30, 2019, we recorded a provision for credit losses in the amount of $2.6 million relating to the sale of a mezzanine loan investment that was sold at a loss subsequent to quarter end, while no provision for (recovery of) credit losses was recorded during the corresponding period in 2018. During the nine months ended September 30, 2019, the provision for credit loss was offset by cash and other recoveries obtained in connection with our enforcement activities totaling $1.1 million, for a net charge of $1.5 million.

Additionally, during the third quarter of 2019, the Company received a favorable judgment against one of the New Mexico partnerships in the amount of $1.4 million for historical management fees. While this judgment amount was eliminated in consolidation, it would otherwise have the effect of reducing the amount of non-controlling interest to limited partners (but only to the extent of positive capital balances of such limited partners).

Unrealized Loss on Derivatives. During the three and nine months ended September 30, 2019, the Company recorded an unrealized loss of $39 thousand and $0.3 million, respectively, on an interest rate cap we acquired to mitigate the risk of rising interest rates based on a fair value analysis of this derivative instrument. There were no unrealized losses on this derivative during 2018.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and nine months ended September 30, 2019 and 2018, the Company’s reportable segments consisted of the following:

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

A summary of the financial results for each of our operating segments during the three and nine months ended September 30, 2019 and 2018 follows (in thousands):

Hospitality and Entertainment Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Consolidated Total	2018	% of Consolidated Total	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$2,925	64.3%	$2,085	73.8%	$4,721	58.1%	$5,993	74.4%
Operating expenses
Operating property direct expenses	3,507	74.6%	2,364	100.0%	9,201	85.9%	6,699	100.0%
Professional fees	311	26.2%	81	7.2%	667	18.2%	183	6.6%
General & administrative	251	10.2%	234	13.1%	893	15.1%	856	15.9%
Interest expense	296	69.3%	309	39.9%	436	35.8%	941	40.9%
Depreciation & amortization expense	771	87.7%	240	85.4%	1,256	85.4%	761	82.3%
Total operating expenses	5,136		3,228		12,453		9,440

Other expenses
Unrealized loss on derivatives	39	100.0%	—	—%	330	100.0%	—	—%
Total other expenses	39	1.6%	—		330	21.3%	—
Total costs and expenses, net	5,175	42.6%	3,228	109.8%	12,783	51.6%	9,440	65.3%
Loss before income taxes	(2,250)	29.6%	(1,143)	993.9%	(8,062)	48.4%	(3,447)	53.8%
Provision for income taxes	—		—	—%	—		—	—%
Net loss	(2,250)	29.6%	(1,143)	993.9%	(8,062)	48.4%	(3,447)	53.8%
Net (income) loss attributable to non-controlling interest	(397)	44.5%	(132)	11.9%	(1,050)	78.7%	(261)	26.4%
Net loss attributable to common shareholders	$(2,647)	25.0%	$(1,275)	39.6%	$(9,112)	37.8%	$(3,708)	29.6%

For the three months ended September 30, 2019 and 2018, the hospitality and entertainment operations segment revenues were $2.9 million and $2.1 million, respectively which contributed 64.3% and 73.8%, respectively, of total consolidated revenues. For the nine months ended September 30, 2019 and 2018, the hospitality and entertainment operations segment revenues were $4.7 million and $6.0 million, respectively which contributed 58.1% and 74.4%, respectively, of total consolidated revenues. The year-over-year decrease in hospitality and entertainment operations revenues is attributable to the lack of revenues produced during the renovation period at MacArthur Place which was substantially completed by the end of the third quarter of 2019. During the three and nine months ended September 30, 2019, our results were based on 54% and 33% occupancy, respectively, with an ADR of $470 and $421, respectively, and Revenue Per Available Room (“RevPAR”) of $254 and $141, respectively. For the three and nine months ended September 30, 2018, our results were based on 57% and 55% occupancy, respectively, with an Average Daily Rate (“ADR”) of $391 and $337, respectively, and RevPAR of $222 and $184, respectively. However, since our hospitality rooms were under renovation during the majority of 2019, the adjusted results based on actual rooms available during the renovation period for the nine months ended September 30, 2019 reflected occupancy of 62.5% occupancy an ADR of $421, and RevPAR of $263.

During the three and nine months ended September 30, 2019 and 2018, the hospitality and entertainment operations segment constituted the majority of our consolidated operating property direct expenses (prior to the acquisition of Broadway Tower in May 2019). The decrease in net operating income for the three and nine months ended September 30, 2019, as compared to the same period in 2018, was primarily attributed to high operating property direct expenses, which was caused by rooms out of service during the renovation project while operating expenses remained consistent year over year.

After interest expense, depreciation and amortization, the hospitality and entertainment operations segment contributed $2.3 million and $8.1 million of the total consolidated net loss for the three and nine months ended September 30, 2019, respectively. The hospitality and entertainment operations segment contributed net loss of $1.1 million and net income of $3.4 million of the total consolidated net loss from continuing operations for the three and nine months ended September 30, 2018, respectively.

Mortgage and REO - Legacy Portfolio and Other Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Consolidated Total	2018	% of Consolidated Total	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$1,503	33.0%	$709	25.1%	$3,004	37.0%	$1,978	24.6%
Operating expenses
Operating property direct expenses	1,196	25.4%	—	—%	1,509	14.1%	—	—%
Expenses for non-operating REO	72	100.0%	151	100.0%	246	100.0%	519	100.0%
Professional fees	384	32.4%	575	51.1%	1,264	34.4%	1,391	50.5%
General & administrative	—	—%	1	0.1%	1	—%	2	—%
Interest expense	131	30.7%	116	15.0%	388	31.9%	344	15.0%
Depreciation & amortization expense	80	9.1%	—	—%	130	8.8%	—	—%
Total operating expenses	1,863		843		3,538		2,256
Other expenses
Gain on disposal of assets, net	(223)	100.0%	(3,543)	100.0%	(244)	—%	(3,938)	100.0%
Provision for (recovery of) credit losses, net	2,598	100.0%	—	—%	1,463	—%	(175)	—%
Total other expenses	2,375	98.4%	(3,543)		1,219	78.7%	(8,051)
Total costs and expenses, net	4,238	34.9%	(2,700)	(91.8)%	4,757	19.2%	(1,857)	(12.8)%
Income before income taxes	(2,735)	36.0%	3,409	(2964.3)%	(1,753)	10.5%	3,835	(59.8)%
Provision for income taxes	—		—	—%	—		—	—%
Net income (loss)	(2,735)	36.0%	3,409	(2964.3)%	(1,753)	10.5%	3,835	(59.8)%
Net (income) loss attributable to non-controlling interest	(496)	55.5%	(973)	88.1%	(285)	21.3%	(729)	73.6%
Net income (loss) attributable to common shareholders	$(3,231)	30.5%	$2,436	(75.7)%	$(2,038)	8.4%	$3,106	(24.8)%

For the three months ended September 30, 2019 and 2018, the Mortgage and REO - Legacy Portfolio and Other Operations segment revenues were $1.5 million and $0.7 million, respectively which contributed 33.0% and 25.1%, respectively, of total consolidated revenues. For the three and nine months ended September 30, 2019 and 2018 segment revenues were $3.0 million and $2.0 million which contributed 37.0% and 24.6%, respectively, of total consolidated revenues. The increase in the dollar amount of total revenues on a year-over-year basis, and as a percentage of total revenues, is attributed to the contribution of operating revenue from Broadway Tower acquired during the second quarter of 2019, offset by reduced mortgage income.

For the three months ended September 30, 2019 and 2018, the Mortgage and REO - Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net of recoveries and gains of $4.2 million and $(2.7) million, respectively. For the nine months ended September 30, 2019 and 2018, the Mortgage and REO Legacy Portfolio and Other Operations segment recorded total consolidated expenses, net loss, net of recoveries and gains of $4.8 million and $(1.9) million, respectively. The year-over-year decrease in net expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to increased guarantor recoveries in fiscal 2019, increases in professional fees relating to loan and guarantor enforcement activities, and increases in operating expenses from Broadway Tower, offset by decreased gains from the sale of REO assets.

After revenues, less interest, depreciation and amortization expenses, and provision for (recoveries of) credit losses, the Mortgage and REO Legacy Portfolio and Other Operations segment contributed net loss of $2.7 million and net income of $3.4 million for the three months ended September 30, 2019 and 2018, respectively. The Mortgage and REO - Legacy Portfolio and Other Operations segment contributed net loss of $1.8 million and net income of $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. We expect our lending activities and related income to increase as available liquidity allows us to acquire our target assets.

See “Note 4 - Mortgage Loans, Net” and “Note 5 - Real Estate Held for Sale, Other Real Estate Owned, and Operating Properties” in the accompanying consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Consolidated Total	2018	% of Consolidated Total	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$123	2.7%	$32	1.1%	$394	4.9%	$81	1.0%
Operating expenses
Professional fees	490	41.4%	469	41.7%	1,740	47.4%	1,180	42.8%
General & administrative	2,212	89.8%	1,553	86.9%	5,034	84.9%	4,518	84.0%
Interest expense	—	—%	350	45.2%	394	32.3%	1,015	44.1%
Depreciation & amortization expense	28	3.2%	41	14.6%	84	5.7%	164	17.7%
Total operating expenses	2,730		2,413		7,252	31.2%	6,877
Other expenses
Total costs and expenses, net	2,730	22.5%	2,413	82.0%	7,252	29.3%	6,877	47.6%
Income (loss) before income taxes	(2,607)	34.3%	(2,381)	2070.4%	(6,858)	41.1%	(6,796)	106.1%
Provision for income taxes	—		—	—%	—		—	—%
Net loss	(2,607)	34.3%	(2,381)	2070.4%	(6,858)	41.1%	(6,796)	106.1%
Cash dividends on series B-1 and B-2 preferred stock	(1,320)	100.0%	(655)	100.0%	(2,609)	100.0%	(1,894)	100.0%
Imputed dividends on series B-1 and B-2 preferred stock	(366)	100.0%	(920)	100.0%	(2,255)	100.0%	(2,651)	100.0%
Imputed dividends on series A preferred stock	(422)	100.0%	(422)	100.0%	(1,251)	100.0%	(569)	100.0%
Net loss attributable to common shareholders	$(4,715)	44.5%	$(4,378)	136.1%	$(12,973)	53.8%	$(11,910)	95.2%

Other than occasional, non-recurring miscellaneous revenue and management fee income, the Corporate and Other segment did not generate any other material revenues for the Company for the three and nine months ended September 30, 2019 and 2018.

For the three months ended September 30, 2019 and 2018, the Corporate and Other segment contributed $2.7 million and $2.4 million, respectively, or 22.5% and 82.0%, to total consolidated expenses. For the nine months ended September 30, 2019 and 2018, the Corporate and Other segment contributed $7.3 million and $6.9 million, respectively, or 29.3% and 47.6%, to total consolidated expenses during each period. The expenses remained relatively flat for this segment.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Lending Activities

As of September 30, 2019, our loan portfolio consisted of four mortgage loans with a carrying value of $11.7 million. No new loans were originated during the three and nine months ended September 30, 2019, although we funded $1.9 million during nine months ended September 30, 2019 under one of our existing loan obligations. The Company participated in a mezzanine lending consortium sponsored by Juniper Bishops, LLC, in which the Company agreed to a maximum commitment of $3.9 million, of which $$2.6 million has been funded as of September 30, 2019. Since we are not the sponsor of this lending arrangement, this investment is reported under investment in unconsolidated entities in the accompanying unaudited, condensed consolidated balance sheet.

Two of our loans were performing loans with an average outstanding principal and accrued interest balance of $7.1 million. As of September 30, 2019 and December 31, 2018, the Company held two and three non-performing portfolio loans, respectively, two of which have been fully reserved and have a zero carrying value as of September 30, 2019. During nine months ended September 30, 2019, one performing loan with a principal balance of $3.0 million was repaid in full. In the second quarter of 2019, we foreclosed on all of the membership interests of Hertz Broadway, the owner of Broadway Tower, which has been recorded as an operating property following the foreclosure. Subsequent to September 30, 2019, we sold one of our mezzanine loan investments with a principal balance of $12.3 million at a discount and incurred a loss of $2.6 million, which was recorded during the nine months ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, the valuation allowance was $15.3 million and $13.1 million for each period, respectively and represented 57.7% and 37.1%, respectively, of the total outstanding loan principal and interest balances.

We made mortgage loan investments and/or fundings in the amount of $2.0 million and $3.0 million during the nine months ended September 30, 2019 and 2018, respectively. During the three and nine months ended September 30, 2019, we recorded mortgage interest income of $0.3 million and $1.4 million, respectively. During the three and nine months ended September 30, 2018, we recorded mortgage interest income of $0.7 million and $2.0 million, respectively.

Geographic Diversification

As of September 30, 2019, the collateral underlying our loan portfolio was located in California, Texas, and Arizona. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. While our lending activities have historically been focused primarily in the southwestern United States, we have no geographic limitations in our investment policy.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate or the one month LIBOR. As of September 30, 2019 and December 31, 2018, the Prime Rate was 5.0% and 5.5%, respectively. As of September 30, 2019 and December 31, 2018, the one-month LIBOR was 2.0% and 2.5%, respectively.

As of September 30, 2019, we had four loans with principal and interest balances totaling $26.5 million and interest rates ranging from 9.6% to 12.0%. Of this total, two loans with principal and interest balances totaling $12.7 million and a weighted average interest rate of 12.0% were non-performing loans, both of which were fully reserved, while two loans with principal and interest balances totaling $14.3 million and a weighted average interest rate of 9.8% were performing. As of December 31, 2018, three of our six loans were performing and had a weighted average principal balance of $7.7 million and a weighted average interest rate of 9.44%.

See “Note 4 - Mortgage Loans, Net” in the accompanying condensed consolidated financial statements for additional information regarding interest rates for our loan portfolio.

Loan and Borrower Attributes

We generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of September 30, 2019, the original projected end-use of the collateral under our loans was classified as 54.3% residential and 45.7% commercial. As of December 31, 2018, the original projected end-use of the collateral under our loans was classified as 36.0% residential and 64.0% mixed-use.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of our loan portfolio, net of the valuation allowance, as of September 30, 2019, has scheduled maturity dates as follows (dollar amounts in thousands):

Quarter	Principal and Interest Balance	Percent	#
Matured	$12,682	47%	2
Q4 2019	12,345	46%	1
Q1 2020	1,966	7%	1
Total principal and interest	26,993	100%	4
Less: valuation allowance	(15,279)
Mortgage loans, net	$11,714

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

As of September 30, 2019, we held total REO assets of $105.8 million, of which $7.4 million were held for sale, $65.1 million were held as operating properties, and $33.3 million were classified as other real estate owned. At December 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million was held for sale, $33.9 million were held as operating properties and $33.7 million were classified as other real estate owned. All our REO assets are located in California, Texas, Missouri, Arizona, Minnesota, and New Mexico.

As described above, we foreclosed on a mezzanine note during the nine months ended September 30, 2019 and acquired the underlying office building and related assets and assumed related liabilities of Broadway Tower all of which were recorded at estimated fair value in accordance with GAAP. The acquired assets consist of a building, land, furniture and fixtures, operating and reserve cash, and tenant receivables totaling approximately $26.0 million. Liabilities assumed consist of trade accounts payable and accrued liabilities, and accrued interest and principal on the first mortgage loan totaling approximately $16.0 million.

In addition, during the three and nine months ended September 30, 2019, we sold three and four REO assets, respectively, for an aggregate amount of $0.9 million resulting in a gain on sale of $0.2 million. During the three and nine months ended September 30, 2018, the Company sold REO assets (or portions thereof) for $8.1 million and $8.7 million (net of transaction costs) resulting in a total net gain on sale of $3.5 million and $3.9 million, respectively.

Costs related to the development of or improvements to the Company’s real estate assets are generally capitalized, while costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2019, these costs and expenses were $4.8 million and $11.0 million, respectively. For the three and nine months ended September 30, 2018, these costs and expenses were $2.5 million and $7.2 million, respectively. Cash outlays for capitalized development costs and real estate investments totaled $13.4 million and $7.2 million during the nine months ended September 30, 2019 and 2018, respectively, which related primarily to the MacArthur Place renovation and the acquisition of Broadway Tower.

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

Variable Interest Entities

L’Auberge de Sonoma Hotel Fund

As of September 30, 2019, the Hotel Fund has sold Preferred Interests totaling $25 million, of which $22.5 million is included in non-controlling interests in the accompanying consolidated balance sheets, and $2.5 million represents the Company’s preferred interest in the Hotel Fund. Additionally, as of September 30, 2019, the Company held a common interest in the Hotel Fund of $16.0 million relating to advances for operating shortfalls, payment of preferred distributions and other advances. The Hotel Fund made Preferred Distributions of $1.0 million during the nine months ended September 30, 2019. Based on (i) the structure of the Hotel Fund, (ii) our ability to direct the activities that most significantly impact the economic performance of the Hotel Fund, and (iii) the risk of absorbing losses or rights to receive benefits that could be potentially significant to the Hotel Fund, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated and expect to continue to consolidate the Hotel Fund in our consolidated financial statements.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the three and nine months ended September 30, 2019 and 2018, we performed both a macro analysis of market trends and economic estimates as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded a provision for credit losses on our loan portfolio totaling $2.6 million (based on the subsequent sale of a loan at a loss) during the three months ended September 30, 2019 and none during the corresponding period in 2018. Other than the provision for credit loss recorded described above, during the nine months ended September 30, 2019 and 2018 we recorded offsetting cash recoveries of credit losses of $1.1 million and $0.2 million, respectively. Additionally, we recorded a loss of $39.0 thousand and $0.3 million during the three and nine months ended September 30, 2019, respectively, pertaining to a fair value adjustment for an interest rate cap.

As of September 30, 2019 and December 31, 2018, the valuation allowance was $15.3 million and $13.1 million, respectively, which represented 57.7% and 37.1%, respectively, of the total outstanding loan principal and accrued interest balances as of such dates.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of September 30, 2019, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. We will continue to evaluate our loan and REO assets to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such evaluations may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Current and Anticipated Borrowings

Broadway Tower Note

As described above, in the second quarter of 2019, we acquired 100% of the membership interests of Hertz Broadway, the owner of Broadway Tower, thereby assuming its assets and liabilities, including a $13.2 million mortgage note payable secured by Broadway Tower. In a related transaction, a subsidiary of the Company purchased this note. Since we own both the entity that owns the first mortgage note, as well as the entity that owes this obligation, the first mortgage loan and related interest have been eliminated in consolidation in the accompanying consolidated financial statements. The purchase of the first mortgage note was funded partially with an $11.0 million loan under a master repurchase agreement with Chase Funding (the “Chase Funding Master Repurchase Agreement”). The Chase Funding Master Repurchase Agreement is secured by the $13.2 million first mortgage note and bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020. The Company has the option to extend the maturity date for one year if, among other conditions, certain debt yield and Broadway Tower occupancy rates are achieved.

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

New Mexico Land Purchase Financing

As of September 30, 2019, the Company had an outstanding note payable in the amount of $5.9 million secured by certain real estate located in New Mexico with a carrying value of $6.8 million. The note bears interest at the WSJ Prime Rate plus 3% and requires interest only payments due annually on December 31 of each year with the principal balance and any accrued unpaid interest due upon the earlier of 1) December 31, 2019, or 2) sale of the underlying collateral property. The note may be prepaid in whole or in part without penalty, and includes certain maturity extension provisions which the Company may choose to exercise.

Hotel Acquisition and Construction Loan

In connection with the acquisition of MacArthur Place, the Company borrowed $32.3 million from MidFirst Bank. The loan has an initial term of three years and, subject to certain conditions and the payment of certain fees, may be extended by the Company for two (2) one-year periods. The loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.54% subject to certain adjustments. During the nine months ended September 30, 2019, the loan was modified to, among other things, increase the total loan facility to $37.0 million, and increase our equity requirement from $17.4 million to $27.7 million which was satisfied in the first quarter of 2019.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place-related revenues. The Company has provided a construction completion guaranty which will be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company has provided a loan repayment guaranty equal to 50% of the MacArthur Loan outstanding principal along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The loan included a provision requiring substantial completion of the project by June 30, 2019 which the lender agreed to waive and extend to September 1, 2019, and which the Company achieved. In addition, MacArthur Place is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Hotel Fund Offering

In November 2017, the Company sponsored and commenced the offering of up to $25.0 million of Preferred Interests in the Hotel Fund. The Company made initial contributions of $17.8 million for its common member interest in the Hotel Fund. The net proceeds of this offering were used (i) to redeem the Company’s initial contributions to the Hotel Fund and (ii) to partially fund the renovations to MacArthur Place.

Purchasers of the Preferred Interests (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). If the Fund has insufficient operating cash flow to pay any or all of the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to fund the full payment of the Preferred Distribution for such month, such payments to be treated as an additional capital contribution by the Company. Upon the refinance or sale of all or a portion of the hotel, the Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to 12.0% on the Preferred Interests. We have sold Preferred Interests to unrelated outside investors totaling $22.5 million, which when coupled with the Company’s Preferred Interests of $2.5 million, the Hotel Fund has met its funding goal of $25.0 million.

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

We may not undertake certain actions without the consent of the holders of a certain percentage of the shares of our Series B Preferred Stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. Further, certain actions, including breaching any of our material obligations to the holders of Series B Preferred Stock, could require us to redeem the Series B Preferred Stock. In addition, future financing arrangements may include other restrictions that limit our ability to secure additional financing.

The holders of our Series B Preferred Stock each have considerable influence over our corporate affairs which makes it difficult or impossible to enter into certain transactions without their consent.

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-Q, a summary of our significant outstanding contractual obligations that existed at September 30, 2019 follows:

Preferred Stock Requirements

During 2014, the Company issued 8.2 million shares of the Company’s Series B-1 and B-2 Preferred Stock to the Series B Investors in exchange for $26.4 million. During 2018, the Company issued 2,352,941 shares of the Company’s Series B-3 Preferred Stock in exchange for $8.0 million. During the three months ended September 30, 2019, the Company issued 1,875,000 million shares of the Company’s Series B-4 Preferred Stock in exchange for $6.0 million. Except for certain voting, transfer, dividend, and redemption rights, the rights and obligations of holders of the Series B Preferred Stock are substantially the same.

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for Series B-1 and B-2 Preferred Stock and 5.65% for the Series B-3 and B-4 Preferred Stock, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. During the nine months ended September 30, 2019 and 2018, we paid dividends on the Series B Preferred Stock of $2.0 million and $1.9 million, respectively.

•
Redemption upon Demand. At any time after July 24, 2020 for the Series B-1 and B-2 Preferred Stock, after February 9, 2023 for the Series B-3 Preferred Stock, and after September 25, 2024 for the Series B-4 Preferred Stock, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock, and 145% of the sum of the original price per share of the Series B-3 and B-4 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. As of September 30, 2019: (i) the Redemption Price for the Series B-1 and B-2 Stock would be $39.6 million (a redemption premium of $13.2 million), (ii) the Redemption Price for the Series B-3 Preferred Stock would be $11.6 million (a redemption premium of $3.6 million), and (iii) the Redemption Price for the Series B-4 Preferred Stock would be $8.7 million (a redemption premium of $2.7 million). In accordance with applicable accounting standards, we have elected to amortize the redemption premiums using the effective interest method as an imputed dividend over the holding term of the preferred stock. During the nine months ended September 30, 2019 and 2018, we recorded amortization of the redemption premium of $2.3 million and $2.7 million, respectively, as a deemed dividend.

•
Required Liquidation. If at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2020 for the Series B-1 and B-2 Preferred Stock, February 9, 2023 for the Series B-3 Preferred Stock, and September 25, 2024 for the Series B-4 Preferred Stock, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price.

Interim CEO Arrangement

During the third quarter of 2019,, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain, the Company’s former Chairman of the Board and Chief Executive Officer (the “Bain Termination Agreement”) as well as certain other agreements. The material terms of these agreements are summarized below.

1)
On July 30, 2019, the Company entered into a Consulting Services Agreement with ITH Partners, LLC, a Nevada limited liability company, pursuant to which ITH agreed to provide certain consulting services to the Company for a ninety (90) day period commencing effective as of July 25, 2019, subject to automatic thirty (30) day renewals unless earlier terminated by the parties as provided therein. Mr. Bain is the Managing Director of ITH. Pursuant to the ITH Consulting Services Agreement, Mr. Bain was appointed to fill a vacancy on the Board of Directors of the Company (created when Mr. Bain’s employment terminated and he stepped down from the Board of Directors) and served as interim Co-Chairman and Chief Executive Officer of the Company until November 1, 2019. The ITH Consulting Services Agreement imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company agreed to pay ITH a monthly consulting fee of $30,000 commencing August 1, 2019. The Company elected to terminate this agreement effective October 31, 2019;

2)
Mr. Bain received a cash bonus of $0.6 million for his 2018 services (which was paid during the nine months ended September 30, 2019) and $0.35 million for his 2019 services, to be paid no later than March 31, 2020 (which has been accrued in the accompanying condensed consolidated financial statement in general and administrative expenses);

3)	Mr. Bain is entitled to receive two payments of $0.25 million each by no later than January 31, 2020 and January 31, 2021, respectively;

4)
Mr. Bain is entitled to receive a LAPF, as calculated in accordance with his prior employment agreement, in connection with the disposition of the Company’s interests in the assets of the New Mexico Assets provided that such disposition occurs prior to December 31, 2022;

5)
On July 30, 2019, the Company and ITH also entered into the New Mexico Asset Consulting Agreement pursuant to which ITH agreed to provide certain consulting services to the Company with respect to the New Mexico Asset for a period expiring on the earlier to occur of (a) consummation of the sale of all or substantially all of the New Mexico Asset and (b) December 31, 2022, unless such agreement is earlier terminated by the parties as provided therein. During the term of the New Mexico Asset Consulting Agreement, Mr. Bain is obligated to report to the Company’s Board of Directors and will serve as president of various corporations that serve as general partner of those entities that own the New Mexico Asset. The agreement also imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company has agreed to pay ITH a base monthly consulting fee of $5,000 commencing August 1, 2019, and an incentive bonus in the event that the Net Cash received from the sale of the New Mexico Asset exceeds certain minimum thresholds, after the payment of various reimbursements and expenses. ; and

6)	All unvested equity awards and deferred compensation benefits granted to Mr. Bain were vested.

During the three months ended September 30, 2019, the Company paid Mr. Bain $83 thousand, net of certain withholdings, under the ITH Consulting Services Agreement and $15 thousand under the New Mexico Asset Consulting Agreement.

Under the terms of his employment agreement that expired on July 24, 2019, Mr. Bain is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Mr. Bain earned legacy fees of $0.1 million during the three and nine months ended September 30, 2019, and $35.0 thousand during the three and nine months ended September 30, 2018.

Juniper Consulting Agreements

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company and JCP Realty entered into a consulting services agreement (the “JCP Consulting Agreement”) pursuant to which JCP Realty agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. Our director, Jay Wolf, is the Managing Member of Juniper Capital Partners, the parent company of JCP Realty. The initial term of the Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination was provided by either party. The Company and JCP entered into an amendment of the JCP Consulting Agreement dated October 17, 2017 pursuant to which: (i) the term was extended for two years that ended on July 24, 2019; (ii) the annual base consulting fee was reduced from $0.6 million to $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors); and (iii) JCP is entitled to receive an origination fee of up to 1.25% on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP (subject to a reduced fee based on the increasing size of the loan or investment). JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from (ii) the gross sales proceeds (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). The consulting services agreement terminated on July 24, 2019. During each of the nine months ended September 30, 2019 and 2018, we incurred base consulting fees to JCP of $0.2 million and $0.3 million, respectively. JCP earned legacy fees of none and $0.1 million during the three and nine months ended September 30, 2019 and, none and $0.2 million during the three and nine months ended September 30, 2018. The JCP Consulting Agreement was terminated effective July 14, 2019.

JIA Asset Management Agreement

On August 14, 2019, the Company entered into a non-discretionary investment advisory agreement (the “Advisory Agreement”) with Juniper Investment Advisors, LLC, a Delaware limited liability company (“JIA”), with an effective commencement date of August 1, 2019, pursuant to which JIA will manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the Advisory Agreement, the Company will pay JIA a management fees ranging from 1.0% to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA will also sublet a portion of the Company’s office space. During the three and nine months ended September 30, 2019, we incurred base consulting fees to JIA of $52 thousand.

Jay Wolf, a director of the Company, is one of the owners of JIA and Juniper Capital Partners, LLC, a Delaware limited liability company, the sole member of Juniper NVM, LLC, a Delaware limited liability company (“JNVM”) and the manager of JCP Realty Partners, LLC, a Delaware limited liability company (“JCP Realty”). JCP Realty and JNVM hold shares of the Company’s the Series B-1 Preferred Stock.

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

The Company entered into lending facilities with certain consolidated partnerships to collectively loan up to $5.0 million to cover certain operating and capital expenditures. As of September 30, 2019, the total principal advanced under this facility was $5.0 million. The loans under this facility earn interest at annual rates ranging from the JP Morgan Chase Prime rate plus 2.0% (7.50% at September 30, 2019) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes received under this lending facility are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable have been eliminated in consolidation.

Debt Guarantees
In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans have variable interest rates, which create exposure in the form of market risk due to interest rate changes. We have agreed to provide a construction completion guaranty in connection with the MacArthur Loan with respect to the MacArthur Place renovation project which will be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, we provided a loan repayment guaranty of 50% of the MacArthur Loan outstanding loan principal and accrued unpaid interest and hotel operating expenses, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan.

Office Lease
The Company’s current office lease term ends on September 30, 2022. The lease commits the Company to rents totaling $1.4 million over the five year term, net of certain concessions granted. In connection with the JIA Advisory Agreement, the Company executed a month-to-month sublease with JIA for approximately one-third of Company office space occupied by JIA employees.
Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. As of September 30, 2019, there have been no significant changes in our critical accounting policies from December 31, 2018, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Liquidity and Capital Resources

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to preferred and/or common shareholders, distributions to non-controlling interests, to repurchase treasury stock, other costs and expenses, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our proceeds from the disposition of our existing REO assets and loan assets,, proceeds from borrowings and equity issuances, current cash, mezzanine and mortgage loan interest income, and revenues from ownership or management of hotels. To the extent there is a shortfall in available cash, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to use a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

As of September 30, 2019, we had cash and cash equivalents of $7.4 million, as well as REO held for sale of $7.4 million and other REO assets of $33.3 million which, while not technically classified as held for sale, are generally available for sale. During the three months ended September 30, 2019, a previous court-imposed stay over our ability to sell certain assets was lifted. During the nine months ended September 30, 2019 we made construction draws on our MidFirst Loan in the amount $14.8 million, of which $13.7 million represented renovation cost and operating draws and $1.1 million represented draws against the interest reserve on the loan. As of September 30, 2019, we have sold the entire $22.5 million in Preferred Interests to unrelated outside investors in the Hotel Fund, with the Company’s Preferred Interests totaling $2.5 million. Subsequent to September 30, 2019, we sold a $12.3 million mezzanine loan at a discount and incurred a loss of $2.6 million, which was recorded during the nine months ended September 30, 2019.

Under the terms of our Second Amended Certificate of Designation, at any time after July 24, 2020, each holder of Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B-1 and B-2 Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment amount, the Redemption Price would presently be approximately $42.2 million. We may seek to extend the redemption period and otherwise modify the redemption provisions relating to these shares, although there is no assurance we will be successful in doing so on any terms or at terms favorable to us.

As previously described, during the nine months ended September 30, 2019, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by Broadway Tower. The purchase of the first mortgage note was funded partially with an $11.0 million loan (under a master repurchase agreement) from Chase Funding and the balance using Company funds. The Chase Funding master repurchase agreement is secured by the $13.2 million first mortgage note and bears interest at one month LIBOR plus 3.81%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020. The Company has the option to extend the maturity date for one year if, among other conditions, certain debt yield and Broadway Tower occupancy rates are achieved.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018. Except for the new Chase Funding Master Repurchase Agreement that matures in May 2020, there have been no material changes to our requirements for liquidity as of the three and nine months ended September 30, 2019. However, with the maturity dates of certain indebtedness through June 2020, and the redemption provisions of the Series B-1 and B-2 Preferred Stock in July 2020, the combination of these factors give rise to substantial doubt about the Company’s ability to continue as a going concern for a period beyond 12 months from the date of this filing.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $12.7 million and $10.4 million for the nine months ended September 30, 2019 and 2018, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs. The decrease in cash used in operating activities from 2018 to 2019 is primarily attributed to various changes in operating assets and liabilities.

Cash Used In Investing Activities.

Net cash used in investing activities was $13.4 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in investing activities is attributed primarily to increased investments in operating properties and capitalized REO costs. Proceeds received from the sale of REO assets and mortgage loans totaled $0.9 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively. Investments in operating properties totaled $13.4 million during the nine months ended September 30, 2019 compared to $7.2 million for the same period in 2018.

Cash Provided By Financing Activities.

Net cash provided by financing activities was $11.6 million and $36.6 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, we received proceeds from debt issuance of $13.7 million. During nine months ended September 30, 2019 and 2018, we received proceeds from Hotel Fund contributions of $7.5 million and $9.8 million. During the nine months ended September 30, 2019, we used $1.0 million for the purchase of treasury stock and repaid $10.2 million in notes payable. We also made dividend payments of $3.2 million and $1.9 million during the nine months ended September 30, 2019 and 2018, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, beginning January 1, 2019, we implemented ASC 842 and related changes to our processes related to identification of leases, calculation of right-of-use assets and lease liabilities and processes for gathering information for disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of September 30, 2019.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company, as a smaller reporting company under the rules of the SEC, is not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1.1
Certificate of Correction of Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 20, 2013 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated herein by reference).

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

3.4
Certificate of Designation of Series B-4 Cumulative Convertible Preferred Stock of IMH Financial Corporation (filed as Exhibit 3.1 to Current Report on Form 8-K on September 27, 2019 and incorporated herein by reference to the filing).

4.1	Certificate of Designation of Series A Senior Perpetual Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 4, 2018 and incorporated herein by reference to the filing).

10.1
Termination of Employment Agreement, Release and Additional Compensation Agreement between Lawrence D. Bain and IMH Financial Corporation, entered into as of April 19, 2019 (filed as Exhibit 10.33 to Quarterly Report on Form 10-Q on May 15, 2019 and incorporated herein by reference to the filing).

10.2
Chief Executive Officer Executive Employment Agreement between Chadwick Parson and IMH Financial Corporation, entered into as of August 30, 2019 (filed as Exhibit 10.1 to Current Report on Form 8-K on September 9, 2019 and incorporated herein by reference to the filing).

10.3
Second Amended and Restated Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and JPMorgan Chase Funding, Inc. entered into on September 25, 2019 (filed as Exhibit 4.1 to Current Report on Form 8-K on September 27, 2019 and incorporated herein by reference to the filing).

10.4
Series B-4 Cumulative Convertible Preferred Stock Subscription Agreement between JPMorgan Chase Funding, Inc. and IMH Financial Corporation entered into on September 25, 2019 (filed as Exhibit 10.1 to Current Report on Form 8-K on September 27, 2019 and incorporated herein by reference to the filing).

10.5
Third Amended and Restated Investment Agreement by and among IMH Financial Corporation, Juniper NVM, LLC, JCP Realty Partners, LLC and JPMorgan Chase Funding, Inc. entered into on September 25, 2019 (filed as Exhibit 10.2 to Current Report on Form 8-K on September 27, 2019).

10.6*	New Mexico Asset Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC dated as of July 30, 2019.

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	November 14, 2019	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
Samuel J. Montes
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that Chadwick Parson, whose signature appears below constitutes and appoints Samuel J. Montes his true and lawful attorney-in-fact and agent, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chadwick Parson	Chief Executive Officer and Chairman	November 14, 2019
Chadwick Parson	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	November 14, 2019
Samuel J. Montes	and Principal Accounting Officer)