Form 10-K
period 2019-12-31
IMH Financial Corp
filed 2020-03-30
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended December 31, 2019
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

As of March 30, 2020, the registrant had outstanding the following classes and series of stock: (i) 1,692,254 shares of Common Stock, (ii) 3,376,682 shares of Class B-1 Common Stock, (iii) 3,377,814 shares of Class B-2 Common Stock, (iv) 6,912,232 shares of Class B-3 Common Stock, (v) 313,790 shares of Class B-4 Common Stock, (vi) 668,903 shares of Class C Common Stock, (vii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, (viii) 5,595,148 shares Cumulative Convertible Series B-2 Preferred Stock, (ix) 2,352,941 shares of Cumulative Convertible Series B-3 Preferred Stock, (x) 1,875,000 shares of Series B-4 Cumulative Convertible Preferred Stock and (xi) 22,000 shares of Series A Preferred Stock outstanding. There is no established market for the registrant’s shares of common stock or preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated by Reference
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its 2020 Annual Meeting of Shareholders.

IMH Financial Corporation
2019 Form 10-K Annual Report
Table of Contents

PART I
Item 1.	Business	5
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	32
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	34
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	65
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	68
Item 9B.	Other Information	69
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance (1)	71
Item 11.	Executive Compensation (1)	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters (1)	73
Item 13.	Certain Relationships and Related Transactions, and Director Independence (1)	74
Item 14.	Principal Accountant Fees and Services (1)	75
PART IV
Item 15.	Exhibits and Financial Statement Schedules	77
Item 16.	Form 10-K Summary	79
	Signatures	80
	Exhibits	81

(1)
These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2019, portions of which are incorporated by reference herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company,” “IMHFC,” “we,” “us,” and “our,” as used herein refers collectively to IMH Financial Corporation and its consolidated subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Recent Developments

COVID-19/Going Concern Considerations

The recent and rampant spread of the coronavirus (COVID-19) has caused businesses, restaurants, bars, entertainment centers and other public places across the country to shutter their operations. California has been particularly impacted by the spread of this virus. States, counties, and cities across the United States, including the State of California, have enacted “stay in place” orders that restrict anything other than essential travel. On March 17, 2020, by Order of the Health Officer of the County of Sonoma, California, Order No. C19-03 (the “Order”), all businesses with a facility in Sonoma County were required to “cease all activities.” All travel in Sonoma County, except for Essential Travel and Essential Activities, is prohibited. The Order became effective at 12:00 a.m. on March 18, 2020 and will continue in effect until 11:59 p.m. on April 7, 2020, or until it is extended, rescinded, superseded, or amended by the Health Officer of Sonoma County. The Company’s lone operating asset, a hospitality asset relying on room, event and restaurant revenue, is located in Sonoma County. While the Company is managing this asset prudently under these conditions, including by terminating non-essential vendor services and reducing other expenses where feasible, the continuance of the Company’s ongoing operations are at substantial risk barring immediate fiscal policy relief coming from the federal or California state government.

Prior to the outbreak of this virus in the United States, the Board of Directors of the Company independently determined that it would be in the best interests of the shareholders of the Company to consider, evaluate and possibly take action with respect to a re-capitalization of the Company. Accordingly, the Board appointed a Special Committee consisting exclusively of independent members of the Board of Directors to formulate, establish, oversee and direct a process for the identification, evaluation and negotiation of any proposed recapitalization or alternative transaction. The Special Committee has retained outside advisors to assist the members of the Special Committee in carrying out these responsibilities. It is possible that the Special Committee will recommend that the Company enter into a recapitalization or other transaction or set of transactions that, among other things, would: (i) constitute an event of default or termination event, and cause the automatic and immediate acceleration of all debt outstanding under or in respect of instruments and agreements relating to direct financial obligations of the Company, including the mortgage loan on the Company’s lone operating asset, the MacArthur Place Hotel and Spa; (ii) permit holders of the Company’s preferred shares to exercise their rights to require the Company to redeem a portion or all of their preferred shares; (iii) constitute a breach under various agreements to which the Company is a party and which are materially important to the operations of the Company. and (iv) accelerate payments made to the Company’s CEO under his employment agreement. This evaluation process is on-going and no recommendations or determinations have been reached by the Special Committee and there can be no assurance that the Special Committee will recommend any such recapitalization or other transaction.

Historically, we have used proceeds from the issuance of preferred equity and/or debt, proceeds from the sale of our REO assets, and the liquidation of mortgages and related investments to satisfy our working capital requirements. During the fourth quarter of 2019, in order to meet impending liquidity requirements, we sold one of our mezzanine loan investments with a principal balance of $12.3 million at a discount incurring a loss of $2.6 million. As described below, we sold our Broadway Tower commercial office building in January 2020, netting $8.0 million in cash to the Company after payment of closing costs and related debt. We also are in discussions with the holders of our Series B-1 and B-2 Preferred Stock regarding a restructuring or modification of those securities and our obligations, thereunder. There can be no assurance that these efforts will be successful, that we will sell our remaining REO assets in a timely manner, or that we will obtain additional or replacement financing, if needed, to sufficiently fund our future operations, redeem our Series B-1 and B-2 Preferred Stock if so required, repay existing debt, or to implement our investment strategy. In the event we are unsuccessful in negotiating a deferral or restructuring of the terms of our Series B-1 and B-2 Preferred Stock, we will be required to fund the redemption of $39.6 million. In the absence of proceeds from asset sales, equity issuances or borrowings to fund the Redemption Price, the required redemption would likely render the Company insolvent. Moreover, our failure to generate sustainable earning assets and to successfully liquidate a significant portion of our REO assets will have a material adverse effect on our business, results of operations and financial position. In the absence of favorably resolving the matters described above, the collective nature of these uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of this Form 10-K.

Operations and Investments

The Company continued to struggle financially and operationally during 2019. As previously reported, the Company acquired the MacArthur Place Hotel & Spa in Sonoma, California (“MacArthur Place”) in the fourth quarter of 2017 and undertook a major renovation of the property in 2018 and 2019. The acquisition and renovation was funded through a combination of 1) Company equity, 2) a $37.0 million loan from MidFirst Bank, and 3) $25.0 million in proceeds raised through a Company-sponsored offering of preferred limited liability company interests (the “Preferred Interests”) in L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”). As a result of hotel rooms going off-line and restaurant operations being curtailed during these renovations, combined with the negative effect on occupancy caused by the California wildfires and resulting power outages, MacArthur Place suffered significant losses in 2019. With the renovations largely complete, we expected operations to improve but the impact of Coronavirus epidemic makes this uncertain.

While the Company did not originate any new loan investments during 2019, it made one mortgage investment in a lending joint venture with Juniper New Mexico, LLC and Juniper Bishops Manager, LLC (both related parties of Jay Wolf, a director of the Company) to participate in a $10.0 million mezzanine loan to be used to finance the renovation of a luxury resort located in Santa Fe, New Mexico. The Company’s total commitment under this investment is $3.9 million, of which $3.8 million was funded as of December 31, 2019 and the remaining commitment of $0.1 million was funded subsequent to December 31, 2019. With respect to its remaining mortgage investment portfolio, the Company sold one of its mortgage investments and received payoffs of two loans in 2019. The Company continued to pursue enforcement actions on defaulted loans through foreclosure actions and recovery of guarantor assets. In May 2019, we foreclosed on the membership interests of a limited liability company that was pledged as collateral on a defaulted $7.6 million mezzanine loan. As a result, the Company took ownership of a commercial office building known as Broadway Tower, located in St. Louis, Missouri (“Broadway Tower”).

In a related transaction, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by Broadway Tower. The purchase of the first mortgage note was funded partially with an $11.0 million loan from JPM Chase Funding, Inc. (“JPM Funding,” a related party and affiliate of JPMorgan Chase & Co.) and the balance using Company funds. The JPM Funding master repurchase agreement was secured by the $13.2 million first mortgage note with an interest rate of the one month LIBOR plus 3.81%, and required interest only payments and a balloon payment of unpaid principal and interest upon maturity.

In January 2020, the Company sold Broadway Tower for $19.5 million and repaid the $11.0 million JPM Funding loan. The Company also pursued a deficiency claim against first mortgage loan the borrower and guarantors. As a result of our enforcement efforts, the claim was settled in January 2020 for a payment to the Company of $1.75 million.

JIA Asset Management Agreement

In connection with our efforts to reduce Company overhead costs, in August 2019, the Company entered into a non-discretionary investment advisory agreement (the “JIA Advisory Agreement”) with Juniper Investment Advisors, LLC (“JIA”), pursuant to which JIA agreed to manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the JIA Advisory Agreement, the Company is paying JIA management fees ranging from 0.5% to 1.5% of the net asset value of the assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the JIA Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA has also subleased a portion of the Company’s office space. Jay Wolf, a director of the Company, is one of the managing partners of JIA and Juniper Capital Partners, LLC, the sole member of Juniper NVM, LLC, (“JNVM”) and the manager of JCP Realty Partners, LLC (“JCP Realty”). JCP Realty and JNVM hold shares of the Company’s Series B-1 Preferred Stock.

Preferred Equity Financing

In September 2019, the Company issued 1,875,000 shares of its newly-authorized Series B-4 Preferred Stock (the “Series B-4 Preferred Stock”) to JPM Funding at a purchase price of $3.20 per share, for a total purchase price of $6.0 million. Dividends on the Series B-4 Preferred Stock are cumulative and compound quarterly at the rate of 5.65% of the issue price per year, and are payable quarterly in arrears. Holders of the Series B-4 Preferred Stock are entitled to receive a liquidation preference of 145% of the sum of the original price per share of Series B-4 Preferred Stock plus all accrued and unpaid dividends. The Series B-4 Preferred Stock contains redemption features similar in all material respects to the Company’s other Series B Preferred Stock.

Preferred Stock Redemption

Under the terms of our Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock (the “Second Amended and Restated Certificate of Designation”), each holder of our Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B-1 and B-2 Preferred Stock”), at any time after July 24, 2019, could require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Effective as of April 1, 2019, the holders of our Series B-1 and B-2 Preferred Stock agreed to a one-year extension of the optional redemption date for shares of our Series B-1 and B-2 Preferred Stock in exchange for $2.6 million payable to the holders of those securities on July 24, 2020, whether or not a redemption is requested. As of December 31, 2019, the Redemption Price would be approximately $39.6 million. We are unable to determine with certainty whether the holders of our Series B-1 and B-2 Preferred Stock will agree to further extend the redemption date and/or otherwise modify the terms of those securities. However, in the absence of a restructuring of such securities or a material liquidity event to fund a full redemption, a full required redemption would likely render the Company insolvent.

CEO Transition

As previously reported, the Employment Agreement between the Company and Mr. Lawrence Bain, the Company’s former Chairman of the Board and Chief Executive Officer, expired on July 24, 2019. During the third quarter of 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain (the “Bain Termination Agreement”) as well as certain other agreements. Effective November 1, 2019, Chadwick Parson was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company. The material terms of the Bain Termination Agreement and related agreements are summarized below.

1)
On July 30, 2019, the Company entered into a Consulting Services Agreement (the “ITH Consulting Services Agreement”) with ITH Partners, LLC, a Nevada limited liability company (“ITH”), pursuant to which ITH agreed to provide certain consulting services to the Company for a ninety (90) day period commencing effective as of July 25, 2019, subject to automatic thirty (30) day renewals unless earlier terminated by the parties as provided therein. Mr. Bain is the Managing Director of ITH. Pursuant to the ITH Consulting Services Agreement, Mr. Bain was appointed to fill a vacancy on the Board of Directors of the Company (created when Mr. Bain’s employment terminated and he stepped down from the Board of Directors) and served as interim Co-Chairman and Chief Executive Officer of the Company until November 1, 2019. The ITH Consulting Services Agreement imposed certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company agreed to pay ITH a monthly consulting fee of $30,000 commencing August 1, 2019. The Company elected to terminate this agreement effective December 15, 2019;

2)
Mr. Bain received a cash bonus of $0.6 million for his 2018 services (which was paid during the year ended December 31, 2019) and $0.35 million for his 2019 services, to be paid no later than March 31, 2020 (which has been accrued in the accompanying consolidated financial statement in general and administrative expenses);

3)	Mr. Bain is entitled to receive two payments of $0.25 million each by no later than January 31, 2020 and January 31, 2021, respectively;

4)
Mr. Bain is entitled to receive a Legacy Asset Performance Fee (“LAPF”), as calculated in accordance with his prior employment agreement, in connection with the disposition of the Company’s interests in certain real property located in Sandoval County, New Mexico (the “New Mexico Assets”) provided that such disposition occurs prior to December 31, 2022;

5)
On July 30, 2019, the Company and ITH also entered into a Consulting Services Agreement (the “New Mexico Asset Consulting Agreement”) pursuant to which ITH agreed to provide certain consulting services to the Company with respect to the New Mexico Assets for a period expiring on the earlier to occur of (a) consummation of the sale of all or substantially all of the New Mexico Assets and (b) December 31, 2022, unless such agreement is earlier terminated by the parties as provided therein. During the term of the New Mexico Asset Consulting Agreement, Mr. Bain is obligated to report to the Company’s Board of Directors and will serve as president of various corporations that serve as general partner of those entities that own the New Mexico Assets. The agreement also imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company has agreed to pay ITH a base monthly consulting fee of $5,000 commencing August 1, 2019, and an incentive bonus in the event that the Net Cash received from the sale of the New Mexico Assets exceeds certain minimum thresholds, after the payment of various reimbursements and expenses; and

6)	All unvested equity awards and deferred compensation benefits granted to Mr. Bain were vested.

Replacement of Series B-2 Director

On October 28, 2019, JPM Funding, in its capacity as the holder of all of the Series B-2 Cumulative Convertible Preferred Stock of the Company, elected Daniel Rood, Executive Director of JPM Funding, to serve on the Company’s board of directors pursuant to rights granted to JPM Funding under the Second Amended and Restated Certificate of Designation, replacing Chadwick Parson as the Series B-2 Director following Mr. Parson’s departure from JPMorgan & Co. and the subsequent appointment of Mr. Parson as Chief Executive Officer and Chairman of the Board of Directors of the Company. In addition to serving on the Board of Directors of the Company, Mr. Rood will serve on its Investment Committee.

Our History and Structure

We are a Delaware corporation formed in 2010 as a result of the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (“Fund”), from a Delaware limited liability company into a Delaware corporation (the “Conversion Transactions”). The primary business of the Fund, which was organized in May 2003, was making investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), an Arizona-licensed mortgage banker. In 2012, IMH Holdings, LLC, a wholly-owned subsidiary of the Company (“Holdings”), obtained its mortgage banker’s license in the State of Arizona. As part of the Conversion Transactions, the former executive officers and employees of the Manager became our executive officers and employees, and assumed the duties previously performed by the Manager. We ceased paying management fees to the Manager and we now retain all management, origination fees, gains and basis points previously allocated to the Manager. As part of the Conversion Transactions, we issued 3,811,342 shares of Class B-1 common stock, 3,811,342 shares of Class B-2 common stock, 7,735,169 shares of Class B-3 common stock, 627,579 shares of Class B-4 common stock and 838,448 shares of Class C common stock.

Our Market Opportunity

Following the credit and real estate crisis of 2008, our commercial mortgage lending activities were severely limited. However, we re-initiated our commercial mortgage investment activities in recent years and, assuming we have sufficient liquidity to do so, intend to expand these activities by focusing, on various opportunities such as: (a) acquiring real estate-backed loan portfolios from sellers seeking to create more liquidity; (b) acquiring distressed assets of other real estate companies; (c) funding the development or completion of partially developed real estate projects; and (d) providing senior and mezzanine loans on stabilized income-producing properties that meet our investment criteria.

We plan to develop an earning asset base that is well-diversified by underlying property type, geography, and borrower concentration risks, subject to our financial resources, real estate market conditions, and investment opportunities.

The Company intends to continue the process of disposing of our remaining legacy loan portfolio, REO assets, and other real estate related assets, individually or in bulk, and to reinvest the proceeds from those dispositions in our target assets.

Our Target Assets

Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months, assuming sufficient liquidity to execute our business strategy, our business focus may include, among other things, other categories of target assets, as well as: (a) purchasing or investing in commercial and other mortgage and mezzanine loans, individually or in pools (b) originating mortgage loans that are collateralized by real property located throughout the United States, and (c) pursuing, in an opportunistic manner, other real estate investments such as participation interests in loans, whole and bridge loans, commercial or residential mortgage-backed securities, equity or other ownership interests in entities that are the direct or indirect owners of real property, and direct or indirect investments in real property, such as those that may be obtained in a joint venture or by acquiring the securities of other entities which own real property. We refer to the assets we will target for acquisition or origination as our “target assets.”

Assuming sufficient liquidity to execute our business strategy, we intend to diversify our target asset acquisitions across selected asset classes, such as: interim loans or other short-term loans originated by us; performing whole or participating interests in commercial real estate mortgage loans we acquire; whole performing and non-performing commercial real estate loans we acquire; and in other types of real estate-related assets and real estate-related debt instruments (which may include the acquisition of or financing of the acquisition of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and operating properties). Assuming sufficient liquidity and other capital resources, we expect the diversification of our portfolio to continue to evolve in response to market conditions, including consideration of factors such as asset class, borrower group, geography, transaction size, and investment terms.

Investment Committee

In July 2014, our Board created an Investment Committee to assist the Board in (i) reviewing our investment policies, strategies, and performance and (ii) overseeing our capital and financial resources. Other than with respect to transactions that are carried out in substantial accordance with an approved annual budget and certain other transactions and actions specified in the charter of the Investment Committee, no investment may be made without approval of the Investment Committee or of a delegate of the Investment Committee pursuant to an appropriate delegation of the Investment Committee’s authority. The Investment Committee does not participate in matters such as corporate or property financings that involve “day-to-day” cash management decisions or treasury functions. The Investment Committee consists of three members, two of whom are the Series B-1 Director and the Series B-2 Director and the other of whom is a director then serving as the Company’s chief executive officer. The current members of the Investment Committee are Jay Wolf (as the Series B-1 Director), Chadwick Parson (as our CEO), and Daniel Rood (as the Series B-2 Director).

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

Employees

As of December 31, 2019, we had 16 full-time employees in our corporate offices, and 133 full-time and 50 part-time employees working at MacArthur Place. We consider relations with our employees to be good.

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

Investment Company Status

While we believe we are not an investment company, we seek to manage our operations and endeavor to deploy our capital in a manner that will qualify for an exemption from registration as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Risks Related to Our Business Strategy and Our Operations:

We have continued to record losses as a result of limited income-producing assets, significant operating and overhead costs, significant interest and dividend costs, provisions for credit losses, and impairment losses which may continue to harm our results of operations and raise substantial doubt about our ability to continue as a going concern.

The recent and rampant spread of the coronavirus (COVID-19) has caused businesses, restaurants, bars, entertainment centers and other public places across the country to shutter their operations. California has been particularly impacted by the spread of this virus. States, counties, and cities across the United States, including the State of California, have enacted “stay in place” orders that restrict anything other than essential travel. The Company expects other, and if not all, states will issue similar orders. In addition, many foreign countries, including the foreign countries where most of our hotel's foreign guests reside, have issued travel bans or restrictions. On March 17, 2020, by Order of the Health Officer of the County of Sonoma, California, Order No. C19-03, all businesses with a facility in Sonoma County were required to “cease all activities.” All travel in Sonoma County, except for Essential Travel and Essential Activities, is prohibited. The Order became effective at 12:00 a.m. on March 18, 2020 and will continue in effect until 11:59 p.m. on April 7, 2020, or until it is extended, rescinded, superseded, or amended by the Health Officer of Sonoma County. The Company’s lone operating asset, a hospitality asset relying on room, event and restaurant revenue, is, located in Sonoma County, California, is a hospitality asset relying on room, event and restaurant revenue. While the Company believes that it is managing this asset prudently during these times, including by terminating non-essential vendor services and reducing other expenses where feasible, the continuance of the Company’s ongoing operations are at substantial risk absent immediate fiscal policy relief coming from the federal or California state government. Even in the event of a gradual loosening of travel restrictions, the Company's operations may have been negatively impacted to such a significant degree, the Company may be unable to recover financially or operationally to continue operations. In addition to the effect the COVID-19 pandemic is having on the operations of the Company's hotel, it is also expected to have a negative impact on the value of the Company's other real estate-related assets. While that negative impact may only be short-lived, due to the Company's severe liquidity issues, the Company may be unable to sustain operations for a sufficient period of time to realize the resulting increase in the value of those assets.

In addition, we reported net losses of $24.3 million and $12.2 million for the years ended December 31, 2019 and 2018, respectively, due primarily to the limited number of our income producing assets coupled with (i) significant operating and overhead costs, (ii) the cost of our debt financing, (iii) significant dividend payments to the holders of our preferred shares, and (iv) professional fees we incurred in connection with loan and guarantee enforcement activities. As of December 31, 2019, our accumulated deficit aggregated $718.8 million. We may continue to record net losses in the future as a result of a lack of income-producing assets, significant operating and overhead costs, significant interest and dividend expenses, provisions for credit losses, and impairment losses on real estate owned, which may further harm our results of operations.

While we have, to date, been able to secure the necessary debt or equity financing to provide us with sufficient working capital and have generated additional liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional financing to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Furthermore, under the Second Amended and Restated Certificate of Designation and the Certificate of Designation of Series B-4 Cumulative Convertible Preferred Stock of IMH Financial Corporation (the “Series B-4 Certificate of Designation,” and with the Second Amended and Restated Certificate of Designation, the “Preferred Stock Certificates of Designation”), the holders (the “Series B Investors”) of our Series B-1, B-2. B-3 and B-4 Preferred Stock (collectively, “Series B Preferred Stock”) have significant approval rights over asset sales. Our failure to (x) generate sustainable earning assets, (y) sufficiently reduce our expenses, and/or (z) successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position. Under the Preferred Stock Certificates of Designation, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2019.  However, subsequent to December 31, 2019, we obtained a waiver of this breach from the Series B Investors.

The impact of COVID 19 and the extent of our recurring losses and lack of income producing assets, coupled with the impending redemption date of our Series B-1 and B-2 Preferred Stock, raises substantial doubt about our ability to continue as a going concern for a period beyond 12 months from the date of this Form 10-K.

Holders of our Series B Preferred Stock have substantial approval rights over our operations. Their interests may not coincide with holders of our Common Stock and they may make decisions with which we disagree.

The holders of our Series B Preferred Stock hold, in the aggregate, approximately, 43% of our total voting shares and have certain director designation rights. Under the Second Amended and Restated Certificate of Designation we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B Preferred Stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. For example, under the Second Amended and Restated Certificate of Designation, the sale of any of our assets for an amount less than 95% of the value of that asset, as set forth in the annual operating budget approved by our board of directors, requires the prior approval of the Series B Investors. Further, certain actions, including breaching any of our material obligations to the holders of our Series B Preferred Stock under the Preferred Stock Certificates of Designation could allow the holders of our the Series B Preferred Stock to demand that we redeem the Series B Preferred Stock. The interests of the holders of our Series B Preferred Stock may not always coincide with our interests as a company or with the interests of our other stockholders.

If we are unable to sell our existing assets, or are only able to do so at a loss, we may be unable to implement our investment strategy in the time-frame sought or at all.

We are marketing substantially all of our remaining legacy assets in order to generate additional liquidity and capital in order to implement our investment strategy. In addition, we have pursued or are pursuing enforcement (in most cases, foreclosure) on our remaining loans in default, and expect to take ownership or otherwise dispose of the underlying collateral and position the asset for future monetization. We may be unable to sell our legacy assets on a timely basis or may be required to do so at a price below our adjusted carrying value, which could harm our business, our financial condition, and our ability to implement our investment strategy.

If we do not resume our mortgage investing activities or investing activities in a meaningful manner, we will not be able to grow our business and our results of operations and financial condition will be harmed.

While the Company did not originate any new mortgage loans during 2019, it participated in a mortgage investment in a lending joint venture sponsored by Juniper Bishops Manager, LLC during the year with a $3.9 million commitment. Moreover, our prior mortgage loans were sold or paid off in 2019. Our failure to fund new loans or instruments prevents us from capitalizing on interest-generating or other fee paying assets, and managing interest rate and other risk as our existing assets are sold, restructured or refinanced, which harms our results of operations and financial condition.

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

We have made certain recent changes to our business strategy to grow our business and respond to changing circumstances in our industry, assuming we have sufficient liquidity to do so. If we initiate new business activities or significantly expand existing business activities, we may be exposed to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. In particular, a change in our business strategy, including the manner in which we allocate our resources across our commercial mortgage loans, or the types of assets we seek to acquire, may increase our exposure to certain risks, including, but not limited to, interest rate risk, default risk, and real estate market fluctuations. Efforts we have made and continue to make to significantly expand our investing activity in commercial real-estate related assets and to develop new methods and channels for acquiring and selling residential and commercial real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decisions would not be subject to stockholder approval. Any new activities that we engage in may increase our fiduciary responsibilities, result in conflicts of interest arising from our investment activities and the activities of the entities we manage, increase our exposure to litigation, and expose us to other risks.

We are subject to the business, financial, and operating risks common to the hotel and hospitality industries, which could reduce our revenues and limit opportunities for growth.

We presently remain active in the hospitality industry through the ownership and/or management of certain hotel operations. Business, financial, and operating risks common to the hotel and hospitality industries include:

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

•	decreased corporate or governmental travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	the spread of illness, including the 2019 Novel Coronavirus; and

•	negative public perception of corporate travel-related activities.

Our operating results could fluctuate to the extent that our business relies on leisure travel and corporate events.

Our operating results could fluctuate because our hospitality business relies on revenue generated by leisure travelers and corporate event-driven business. Therefore, there are numerous factors beyond our control that affect our operating results. For any of the reasons listed below, or for other reasons we do not presently anticipate, it is possible that our operating results will be below market or our expectations. Until such time as we are able to geographically diversify our hospitality assets, the impact of any one or more of these factors will be greater than otherwise, as demonstrated by the affects that the California wildfires over the last three years had on our operations. Leisure travelers are typically sensitive to discretionary spending levels, tend to curtail travel during general economic downturns, and are affected by other trends or events that may include:

•	bad weather or natural disasters;

•	fuel price increases;

•	travel-related accidents;

•	hotel, airline or other travel-industry related strikes;

•	financial notability of the airline industry;

•	acts of terrorism;

•	concerns with or threats of pandemics, contagious diseases or health epidemics such as the 2019 Novel Coronavirus;

•	public health emergencies; and

•	war or political instability.

Other factors that may adversely affect our operating results include:

•	the number of properties we own and/or manage;

•	the number of rooms booked at the properties we own and/or manage;

•	our ability to expand into new markets;

•	our ability to develop strong brand recognition or customer loyalty; and

•	the announcement or introduction of lower prices or new travel services and products by our competitors.

We are required to fund certain amounts for the Hotel Fund if the hotel does not achieve specified levels of operating profit and cash flows.

Under the terms of the limited liability company operating agreement of the Hotel Fund, Preferred Investors are entitled to a monthly distribution equal to 7.0% per annum of their invested capital, on a cumulative and non-compounding basis. In the event that the hotel is unable to generate sufficient cash flow to pay the preferred distribution in a given month, the Company is obligated to fund the amount of any such shortfall via a common capital contribution to the Hotel Fund. As of December 31, 2019 and 2018, the Company funded an aggregate of $2.0 million and $0.5 million, respectively, pursuant to this obligation. Moreover, the Company has agreed to assume, via a common capital contribution obligation, responsibility for the payment of certain selling commissions and non-accountable expense obligations relating to the offering of the Preferred Interests. As of December 31, 2019 and 2018, the Company had funded an aggregate $0.1 million pursuant to this commitment. In addition, we provided a loan repayment guaranty of 50% of the MacArthur Loan outstanding loan principal and accrued unpaid interest, as well as a guarantee with respect to other customary carve-out matters such as bankruptcy and environmental matters. At December 31, 2019, the MacArthur Loan balance was $35.5 million resulting in a loan repayment guarantee of $17.8 million. Management has not recorded a liability for this amount as the fair value of the underlying asset is in excess of the MacArthur Loan balance at December 31, 2019. As a result of operating shortfalls incurred by MacArthur Place, the Company has provided non-interest advances for operating costs of $8.4 million as of December 31, 2019.

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

We anticipate that a portion of our portfolio will continue to include non-performing and distressed commercial real estate mortgage loans, or loans that may become non-performing and distressed which are subject to increased risks relative to performing mortgage loans.

We anticipate that our future portfolio will continue to include non-performing and distressed commercial and residential real estate mortgage loans, or loans that become non-performing and distressed. These loans may already be, or may become, non-performing or distressed for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged, the borrower is or becomes financially distressed, or the borrower is unable to obtain takeout financing prior to loan maturity, in any case, resulting in the borrower being unable to meet its debt service or repayment obligations to us. These non-performing or distressed loans may require a substantial amount of workout negotiations or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal and interest of our loans. However, even if we successfully accomplish these restructurings, our borrowers may not be able or willing to maintain the restructured payments or refinance the restructured loans upon maturity. In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental contamination, and other liabilities, which could harm our results of operations and financial condition.

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

Our investment policy provides that aggregate loans outstanding to a single borrower or group of affiliated borrowers should not exceed 20% of the Company’s investment portfolio. When loans outstanding to a single borrower or a group of affiliated borrowers exceed these thresholds, the failure of that borrower or group of affiliated borrowers (as opposed to a diversified group of borrowers) to perform its or their loan obligations could harm our results of operations and financial condition. As of December 31, 2019, we have exceeded this loan concentration threshold as we held only one active investment as of December 31, 2019.

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

We acquired the majority of our REO as a result of foreclosing on the associated loans and related enforcement actions taken, and we may acquire additional real property in this manner in the future. As of December 31, 2019, we owned 15 properties with an aggregate net carrying value of $104.0 million. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the associated loan. See the risk factor below entitled “Our borrowers are exposed to risks associated with owning real estate.”

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

We have previously entered into loan agreements which contained certain restrictive covenants that had the effect of requiring us to obtain the lender’s consent prior to taking certain actions, including the sale, encumbering, or transfer of certain assets, declaring or paying dividends, or incurring additional indebtedness. We also have entered into various loan guaranty agreements, including a construction completion guaranty with respect to the hotel improvement project at MacArthur Place equal to fifty percent (50%) of the MacArthur Loan outstanding principal along with a guaranty of interest and operating deficits, containing various financial and operating covenants, including minimum liquidity covenants and minimum net worth covenants. If we fail to meet or satisfy such covenants, we could be in default under those agreements, and the lender could elect to declare the full amount outstanding under those loans due and payable, require the posting of additional collateral, and/or enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets, any of which could have a material adverse effect on our business, results of operations, and financial condition. Also, a default under these loans or guarantees could trigger a non-compliance event under our Preferred Stock Certificates of Designation which could result in, among other things, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity.

In addition, the interest due on the MacArthur Loan is based, in part, on LIBOR. On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. The FCA has the statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA's intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. If LIBOR ceases to exist after 2021, and the MacArthur Loan remains outstanding, the interest rate on the Macarthur Loan may be converted to the Prime Rate. In the alternative, we may seek to enter into negotiations with our lender to modify the interest-related terms of the MacArthur Loan. We cannot be certain whether a comparable or successor reference rate will be agreed to by the Company and MidFirst Bank. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

We have used, and may continue to utilize, repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our operations, assuming such financing is available to us on acceptable terms. Such financing arrangements involve the risk that the market value of the loans pledged or sold by us to the counter-party of the repurchase agreement or provider of the bank credit facility may decline in value, in which case the counter-party or lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to do on favorable terms or at all. A lender’s or counter-party’s requirement that we post additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender or counter-party could accelerate our indebtedness, increase the interest rate on advanced funds, and terminate our ability to borrow funds from it, which could harm our financial condition and ability to implement our business plan. In addition, in the event that a lender or counter-party files for bankruptcy or becomes insolvent, the loans to us may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

Our loans may contain restrictive covenants relating to our operations which could harm our business, results of operations, and financial condition.

To the extent we borrow funds pursuant to loan or similar agreements, these agreements may impose restrictions on us with respect to our ability to: (i) incur additional debt; (ii) make acquisitions; (iii) reduce liquidity below certain levels; (iv) pay dividends to our stockholders; (v) redeem debt or equity securities; or (vi) conduct the operation of our business and the carrying out of our investment strategy as determined by management. If we fail to meet or satisfy any of the covenants in our current or future loan agreements, we would be in default under these agreements, and our lenders could, among other things, elect to declare loans outstanding to us due and payable, terminate their commitments to provide future funding, require the posting of additional collateral, and enforce their respective interests against existing collateral from us, or any combination of the foregoing. Also, a default could constitute a Noncompliance Event under our Preferred Stock Certificates of Designation which could result in, among other things, accelerated maturity under our loan agreements, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, requirements for us to post additional collateral, and foreclosure rights upon default. A default also could significantly limit our financing alternatives, which could cause us to curtail or suspend all of our investment activities or prematurely dispose of assets.

We have experienced defaults on our commercial mortgage loan assets and expect to experience such defaults in the future, which may harm our business.

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our revenue and have an adverse effect on our results of operations and financial condition. As of December 31, 2019, we had two loans with outstanding principal and interest balances totaling $20.6 million which were in default and past their respective scheduled maturity dates, and were fully reserved.

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

Our real estate assets are subject to increases and decreases in fair value. A decline in the fair value of our assets may require us to recognize a provision for credit loss or an impairment charge against such assets under U.S. generally accepted accounting principles (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2019 and 2018 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on the collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development or operating to being held for sale or other REO. Such a provision for credit losses or impairment charges reflects non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations and financial condition could be harmed.

Many of our assets are recorded at the lower of cost or fair value assessments, and as a result, there may be uncertainty as to the value of these assets.

The fair value of many of our assets may not be readily determinable, requiring us to make certain estimates and adjustments. We value certain of these investments quarterly in accordance with applicable accounting guidance, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. Moreover, even if the fair values of our REO assets increase, we are generally not permitted to reflect the value of those assets on our balance sheet above their REO carrying values. As such, the value of such an increase would only be recognized upon disposition of the asset, if any.

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

The industry in which we operate is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. In the event that we resume active lending operations, we expect to compete with these lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans. Additionally, as we seek to locate purchasers for real estate or loans we have acquired, we compete with other real estate owners seeking to sell property or loans acquired through foreclosure or otherwise. Many of these market participants are willing to sell their property or accept permanent take-out financing in amounts less than their original principal investment. If we are not able to compete successfully in the real estate marketplace, our ability to realize value from our existing REO and loans may be harmed or delayed, and we may not be able to grow our asset portfolio.

Our historical focus on originating and acquiring construction loans exposes us to risks associated with the uncertainty of completion of the underlying project, which may result in losses on those loans.

We previously originated and acquired, and may in the future originate and acquire, construction loans, which are inherently risky because the collateral securing the loan typically has not been built or is only partially built. As a result, if we do not fund our entire commitment on a construction loan, or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences to us associated with the loan, including: a loss of the potential value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; claims against us for failure to perform our obligations as a lender under the loan documents; increased costs for the borrower that the borrower is unable to pay which could lead to default on the loan; a bankruptcy filing by the borrower, which could make it difficult to collect on the loan on a timely basis, if at all; and abandonment by the borrower of the collateral for our loan, which could significantly decrease the value of the collateral.

Risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in losses.

We may originate and acquire rehabilitation loans. The renovation, refurbishment, or expansion of assets which underlie loans that we make involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring a property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include: rehabilitation costs exceeding original estimates, possibly making a project uneconomical; environmental risks; and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if renovation costs are more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments to us on our loan on a timely basis or at all, which could result in significant losses to us.

Our loans and real estate assets are concentrated geographically and a downturn in the economies or markets in which we operate could harm our asset values.

We have commercial mortgage loans and own real property (or hold interests in entities that own real property) in the following states: Arizona, California, New Mexico, Minnesota, and Missouri. Because we are not diversified geographically and are not required to observe any specific geographic diversification criteria, a downturn in the economies of the states or regions in which we own real estate or have commercial mortgage loans, could harm our loan, real estate or investment portfolio.

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

As part of our business strategy, we may occasionally develop or renovate hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. Any involvement in the development of such properties presents a number of risks, including that: (1) we may be unable to raise sufficient capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring us to change our pricing strategy that could result in impairment charges; (3) construction delays or cost overruns, including those due to a shortage of skilled labor, lender financial defaults, or so-called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.

In connection with the MacArthur Loan, the Company has agreed to provide a construction completion guaranty with respect to the hotel renovation project which shall be released upon payment of all project costs and receipt of a certificate of occupancy.  In addition, the Company has provided a loan repayment guaranty equal to fifty percent (50%) of the MacArthur Loan unpaid principal along with a guaranty of unpaid interest and hotel operating expenses, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters.

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

Risks Related to Our Relationship with JIA and its Affiliates:

The Company has retained JIA to advise the Company with respect to the acquisition and disposition of our portfolio loans.

In August 2019, the Company entered into an agreement with JIA (the “JIA Advisory Agreement”), an affiliate of Jay Wolf, one of our directors and the principal of one of the holders of our Series B-1 Preferred Stock, to provide investment advisory and management services to the Company in connection with our portfolio loans and lending activities. This agreement provides JIA with limited authority to make acquisitions and dispositions of loans on our behalf, subject to the approval of the Company’s Investment Committee.

Our ability to achieve our investment objectives will be dependent, in part, on the performance of JIA in evaluating potential loan investments, selecting and negotiating loan terms and loan dispositions on our behalf, and determining the related financing arrangements. Accomplishing this result on a cost-effective basis will be largely a function of JIA’s marketing capabilities, management of the investment process, ability to provide competent, attentive and efficient services, and our access to financing sources on acceptable terms. Our success will depend on the performance of JIA and if JIA or our Investment Committee make inadvisable investment or management decisions, our operations could be materially adversely impacted.

We may have conflicts of interest with JIA and its affiliates, which could result in investment decisions that are not in the best interests of our stockholders.

JIA is managing our loan portfolio business and certain REO assets, and is responsible for locating, evaluating, recommending and negotiating the acquisition of our loan investments. At the same time, JIA is permitted to conduct other commercial activities and to provide management and advisory services to other entities, some of which may be affiliated with Jay Wolf, one of our directors, who is a principal of JIA. As a result, we may from time to time have conflicts of interest with JIA in its management of our business and that of entities affiliated with or owned by a member of our Board of Directors. Examples of these potential conflicts include: (i) JIA may realize substantial compensation on account of its activities on our behalf and may be motivated to approve acquisitions solely on the basis of increasing its compensation from us; and (ii) our agreements with JIA may be on terms that are less favorable than we could obtain from other parties. These and other conflicts of interest between us and JIA could have a material adverse effect on the operation of our business and the selection or management of our loan investments.

We may be obligated to pay JIA quarterly incentive compensation even if we incur a net loss during a particular quarter.

The JIA Advisory Agreement entitles JIA to incentive compensation based on certain criteria which may exclude the effect of any unrealized losses and other adjustments that do not affect realized net income, even if these losses and adjustments result in a net loss on our statement of operations for that reporting period. Thus, we may be required to pay JIA incentive compensation for a fiscal quarter even if we incur a net loss for that quarter in accordance with GAAP.

JIA has a contractual as opposed to a fiduciary relationship with us and we are required to indemnify JIA against certain liabilities.

JIA maintains a contractual as opposed to a fiduciary relationship with us. Under the JIA Advisory Agreement, JIA assumes no responsibility to us other than to render the services called for thereunder in good faith and JIA is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. We are subject to broad indemnification duties under the JIA Advisory Agreement.

Other Risk Factors:

We may not be able to utilize our net operating loss carryforwards and built-in tax losses as anticipated, which could result in greater than anticipated tax liabilities.

We have accumulated net operating loss carryforwards of approximately $474.8 million as of December 31, 2019. In addition, we have built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, totaling approximately $58.9 million. Subject to certain limitations, such net operating loss carryforwards and unrealized built-in losses may be available to offset future taxable income and gain from our existing assets as well as any income and gain from new assets we acquire. Our ability to use our net operating loss carryforwards and built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our net operating loss carryforwards and built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. We may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases.

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

Cyber-attacks are becoming more sophisticated and pervasive. Across our business we hold large volumes of personally identifiable information including that of our employees and customers. Individuals may try to gain unauthorized access to our data in order to misappropriate such information for potentially fraudulent purposes, and our security measures may fail to prevent such unauthorized access. A significant breach could have a material adverse effect on our operations, reputation, and financial condition. In addition, if we were unable to prove that our systems are properly designed to detect an intrusion, we could be subject to severe penalties and loss of existing or future business. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure. The costs to mitigate or address security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of business. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our profitability.

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

The Company, JCP Realty Partners, LLC, Juniper NVM, LLC, and JPM Funding have entered into an Investment Agreement (“Series B Investment Agreement”) pursuant to which the Company made certain representations and covenants, including, but not limited to, a covenant that the Company take all commercially reasonable actions as are reasonably necessary for the Company to be eligible to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended, commonly referred to as the “Real Estate Exemption,” and to remain eligible to rely on that exemption at all times thereafter. Furthermore, the Company is obligated not to take any action, the result of which would reasonably be expected to cause the Company to become ineligible for the Real Estate Exemption without the prior written consent of JPM Funding.

We do not believe that we are an investment company under the Investment Company Act. Nevertheless, it is possible that we will not be eligible for exemption under the Investment Company Act which, in such event, could require us to redeem our Series B Preferred Stock at a time which is prior to such time as is otherwise required under the Preferred Stock Certificates of Designation. Such a required redemption could force us to sell our assets at below their fair value or to borrow funds at rates higher than would ordinarily be the case in order to have the funds to redeem such shares, and could even force the liquidation of the Company.

Risks Related to our Common Stock:

Under our Preferred Stock Certificates of Designation, we are not permitted to pay dividends on our common stock and we may not meet Delaware law requirements or have sufficient cash to pay dividends in the future.

We are not required to pay dividends to the holders of our Common Stock and the holders of our Common Stock do not have contractual or other rights to receive them other than certain dividends payable in connection with an “initial public offering” as set forth in our Certificate of Incorporation. Under our Preferred Stock Certificates of Designation, we are allowed to pay dividends to the holders of our Common Stock only under limited circumstances.

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

Any and all dividends will be paid at the discretion of our board of directors. Our ability to pay dividends in the future will depend on numerous factors, including:

•	our obligations under agreements governing our outstanding indebtedness:

•	our obligations under our Preferred Stock Certificates of Designation;

•	the state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this report;

•	the results of our operations, financial condition, liquidity needs, and capital resources;

•	our expected cash needs, including for interest and any future principal payments on indebtedness or the redemption of our Preferred Stock; and

•	potential sources of liquidity, including borrowing under our credit facilities and possible asset sales.

Under the terms of our Preferred Stock Certificates of Designation, no dividends may be paid on our Common Stock during any fiscal year unless all accrued dividends on the Series B Preferred Shares and Series A Preferred Shares have been paid in full.

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

As of December 31, 2019, based on filings of Schedules 13D with the SEC, our Series B Investors own shares of our Series B Preferred Stock that are convertible into 43%, in the aggregate, of our outstanding Common Stock. Significant ownership stakes held by the holders of our Series B Preferred Stock could have adverse consequences for other stockholders because the holders of our Series B Preferred Stock have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control, and in the investment strategies pursued by the Company.

We may use debt or equity securities, which would be senior to our common stock in liquidation, and for the purposes of dividends and distributions, would dilute our existing stockholders’ interests.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without the approval of the holders of our Common Stock, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, divide and issue shares of preferred stock in series and fix the voting power and any designations, preferences, and relative, participating, optional or other special rights of any preferred stock, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. We have issued shares of our Series B Preferred Stock which accounted for 43% of our capital stock as of December 31, 2019. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future stock issuances. Additional equity offerings by us may dilute your interest in us. Our Series B Preferred Stock have a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make dividends to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could dilute your interest in us.

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

A description of our REO and operating properties with a total net carrying value of $104.0 million as of December 31, 2019 follows:

Description	Location	Date Acquired	Units/Acres/Sq. Feet
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/2008	413 lots
Land planned for mixed-use development	Apple Valley, MN	5/15/2009	1.48 acres
Land planned for commercial development	Inver Grove Heights, MN	7/29/2009	36 acres
Land zoned for low density residential	Tulare County, CA	9/16/2011	38.04 acres
Land planned for residential development	Bernalillo County, NM	5/1/2015	3,433 acres - various interests owned
Land planned for residential development	Sandoval County, NM	5/1/2015	222.6 acres - various interests owned
Undeveloped land	Golden Valley, AZ	5/20/2014	913 acres
Undeveloped land	Kingman, AZ	5/20/2014	151 acres
Undeveloped land	Kingman, AZ	3/19/2015	120 acres
Undeveloped land	Heber, CA	8/29/2014	16 acres
Land planned for residential development	Sandoval County, NM	12/31/2015	5,328 acres
Land planned for residential development	Sandoval County, NM	12/31/2015	989 acres
Land planned for residential development	Sandoval County, NM	5/1/2015	4,313 acres - various interests owned
A 64-room resort hotel, restaurant, and spa	Sonoma, CA	10/2/2017	6 acres on resort property
A 22-story multi-tenant office building	St. Louis, MO	5/19/2019	510,000 Sq Ft

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2019 (dollars in thousands):

Properties Owned by Classification	# of Properties	Carrying Value
Entitled land	12	$58,594
Existing structure with operations	2	45,199
Pre-entitled land	1	252
Total as of December 31, 2019	15	$104,045

Other information about our REO assets is included in Note 4 of the accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.
For a description of other legal proceedings, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16 Commitments and Contingencies of the accompanying notes to consolidated financial statements.

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

Shareholders

As of March 30, 2020, there were 4,529, 4,538, and 4,761 holders of record of our Class of B-1, B-2 and B-3 common stock, respectively, two holders of record of our Class B-4 common stock, 402 holders of record of our Class C common stock, 29 holders of record of our common stock, and three holders of record of our outstanding Series B-1, Series B-2, Series B-3, Series B-4 and Series A preferred stock.

Dividends

During the years ended December 31, 2019 and 2018, we paid no dividends on any of our classes of common stock. For the years ended December 31, 2019 and 2018, we reported cash dividends of $4.0 million and $2.5 million, respectively, and we paid cash dividends of $2.6 million and $2.4 million, respectively, to the holders of our Series B preferred stock. The difference between the reported and paid amounts consists of the accrued portion of the $2.6 million extension consent payment due in July 2020 as previously described. For the years ended December 31, 2019 and 2018, we reported dividends of $2.0 million and $1.2 million, respectively, and we paid cash dividends of $1.9 million and $1.0 million, respectively, on our Series A preferred stock.

Under the Preferred Stock Certificates of Designation, (i) dividends on the Series B-1 and B-2 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears and (ii) dividends on the Series B-3 and B-4 Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 5.65% of the issue price per year, payable quarterly in arrears. Our common stock is junior in rank to our Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon liquidation. In the event that any dividends are declared with respect to our the common stock, the holders of our the Series B Preferred Stock as of the record date established by the board of directors for such dividends will be entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into common stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available, on the payment date of the dividend established by the board of directors. In the event we are obligated to pay a one-time special dividend on our Class B common stock (the “Special Dividend”), the holders of the Series B Preferred Stock as of the record date established by the board of directors will be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of common stock that it would hold if it had converted all of its shares of Series B Preferred Stock into common stock the same amount that is received by holders of Class B common stock with respect to each share of Class B common stock (in each case, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B dividends to be payable, out of funds legally available, on the payment date for the Special Dividend.

Our Series A Preferred Stock ranks senior with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Company to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. The Series A Preferred Stock is non-voting stock. Holders of our Series A Preferred Stock are entitled to receive a liquidation preference equal to the sum of the Face Value of the Series A Preferred Stock plus all accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock have certain put rights which includes an acceleration of such put right in the event of the redemption of any shares of junior securities as a result of a Noncompliance Redemption Demand (as defined in the Preferred Stock Certificates of Designation).

Equity Compensation Plan Information

During the year ended December 31, 2019, we issued options for 117,449 shares of our common stock and approved grants of 474,405 shares of restricted common stock to our employees under our First Amended and Restated 2010 IMH Financial Corporation Employee Stock Incentive Plan (“Equity Incentive Plan”) subject to certain vesting and other conditions, and net of certain tax elections made by the grantees.

The following is information with respect to outstanding options, warrants and rights as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,152,361	$5.10	1,847,639
Equity compensation plans not approved by security holders	2,600,000	$2.42	—
Total	3,752,361		1,847,639

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time through privately negotiated transactions. During the year ended December 31, 2019, the Company, through a self-tender offer, repurchased 500,000 common shares at a price of $2 per share.

ITEM 6.	SELECTED FINANCIAL DATA.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations about the future of our business that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview of the Business

We are a real estate investment and finance company focusing on the commercial, hospitality, industrial and residential real estate markets. Our current business focus is to re-establish the Company’s access to significant investment capital in order to improve our operating performance. By increasing the level and quality of the assets in our portfolio, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on its investments and ultimately provide enhanced opportunity for liquidity.

Factors Affecting Our Financial Results

General Economic Conditions Affecting the Real Estate Industry

The recent and rampant spread of COVID-19 has caused restaurants, bars, entertainment centers and other public places across the country to shutter their operations. California has been particularly impacted by the spread of this virus. The State of California, in addition to several other states across the country, have enacted “stay in place” orders that restrict anything other than essential travel. The Company expects other, and if not all, states will issue similar orders. In addition, many foreign countries, including the foreign countries where most of our hotel's foreign guests reside, have issued travel bans or restrictions. On March 17, 2020, by Order of the Health Officer of the County of Sonoma, California, Order No. C19-03, all businesses with a facility in Sonoma County were required to “cease all activities.” All travel in Sonoma County, except for Essential Travel and Essential Activities, is prohibited. The Order became effective at 12:00 a.m. on March 18, 2020 and will continue in effect until 11:59 p.m. on April 7, 2020, or until it is extended, rescinded, superseded, or amended by the Health Officer of Sonoma County. The Company’s lone operating asset, a hospitality asset relying on room, event and restaurant revenue, is, located in Sonoma County, California, is a hospitality asset relying on room, event and restaurant revenue. While the Company believes that it is managing this asset prudently during these times, including by terminating non-essential vendor services and reducing other expenses where feasible, the continuance of the Company’s ongoing operations are at substantial risk absent immediate fiscal policy relief coming from the federal or California state government. Even in the event of a gradual loosening of travel restrictions, the Company's operations may have been negatively impacted to such a significant degree, the Company may be unable to recover financially or operationally to continue operations. In addition to the effect the COVID-19 pandemic is having on the operations of the Company's hotel, it is also expected to have a negative impact on the value of the Company's other real estate-related assets. While that negative impact may only be short-lived, due to the Company's severe liquidity issues, the Company may be unable to sustain operations for a sufficient period of time to realize the resulting increase in the value of those assets.

We have held certain REO assets for several years with the expectation that we would realize more significant appreciation in the values of those assets over time. While there has been an overall stabilization of values and increased values for certain of our REO assets, the increase in value has been less than anticipated. Moreover, due to our lack of available cash flow, our investment opportunities have been limited. We continue to examine all material aspects of our business for areas of improvement and recovery on our assets including recoveries against guarantors.

Going Concern Considerations

Prior to the outbreak of the COVID-19 virus in the United States, the Board of Directors of the Company independently determined that it would be in the best interests of the shareholders of the Company to consider, evaluate and possibly take action with respect to a re-capitalization of the Company. Accordingly, the Board appointed a Special Committee consisting exclusively of independent members of the Board of Directors to formulate, establish, oversee and direct a process for the identification, evaluation and negotiation of any proposed recapitalization or alternative transaction. The Special Committee has retained outside advisors to assist the members of the Special Committee in carrying out these responsibilities. It is possible that the Special Committee will recommend that the Company enter into a recapitalization or other transaction or set of transactions that, among other things, would: (i) constitute an event of default or termination event, and cause the automatic and immediate acceleration of all debt outstanding under or in respect of instruments and agreements relating to direct financial obligations of the Company, including the mortgage loan on the Company’s lone operating asset, the MacArthur Place Hotel and Spa; (ii) permit holders of the Company’s preferred shares to exercise their rights to require the Company to redeem a portion or all of their preferred shares; (iii) constitute a breach under various agreements to which the Company is a party and which are materially important to the operations of the Company; and (iv) accelerate payments made to the Company’s CEO under his employment agreement. This evaluation process is on-going and no recommendations or determinations have been reached by the Special Committee and there can be no assurance that the Special Committee will recommend any such recapitalization or other transaction.

Historically, we have used proceeds from the issuance of preferred equity and/or debt, proceeds from the sale of our REO assets, and the liquidation of mortgages and related investments to satisfy our working capital requirements. During the fourth quarter of 2019, in order to meet impending liquidity requirements, we sold one of our mezzanine loan investments with a principal balance of $12.3 million at a discount incurring a loss of $2.6 million. As described above, we sold our Broadway Tower commercial office building in January 2020, netting $8.0 million in cash to the Company after payment of related debt. We also are in discussions with the holders of our Series B Preferred Stock regarding a restructuring or modification of those securities and our obligations. There can be no assurance that these efforts will be successful or that we will sell our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund our future operations, redeem our Series B-1 and B-2 Preferred Stock if so required, repay existing debt, or to implement our investment strategy. In the event that a redemption demand is made by the holders of our Series B-1 and B-2 Preferred Stock and we are unsuccessful in negotiating a deferral or restructuring of the terms of those shares, we will be required to fund the redemption of $39.6 million. In the absence of proceeds from asset sales, equity issuances or borrowings to fund the Redemption Price, the required redemption would likely render the Company insolvent. Moreover, our failure to generate sustainable earning assets and to successfully liquidate a significant portion of our REO assets will have a material adverse effect on our business, results of operations and financial position. In the absence of favorably resolving the matters described above, the collective nature of these uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of this Form 10-K.

Revenues

Given the limited number and dollar amount of mortgage investments we have made in recent years, we received only a small amount of income from our mortgage investment activities during 2019 and 2018. The majority of our operating revenue in 2019 and 2018 was generated by MacArthur Place’s operations, although those revenues were negatively affected by renovation activities during that period. We are uncertain of the extent to which 2020 revenues of MacArthur Place will be negatively impacted by the COVID-19, despite the substantial completion of the renovation project in the third quarter of 2019. While our foreclosure of Broadway Tower in May 2019 contributed to operating revenue during 2019, we sold that building in January 2020.

Depending on available liquidity, we may originate or acquire mortgage investments in 2020. In the near term, we expect to derive a substantial percentage of our cash flows, other than from MacArthur Place, from REO dispositions rather than from interest and fee income from loans originated or acquired by us. If and when our liquidity position improves, we intend to continue to execute our investment strategy and expect that interest and fee income from our commercial real estate lending activities will increase.

Expenses

We incur various expenses, including the following: expenses related to the direct operations of our operating and non-operating properties; professional fees for consulting, valuation, legal and other expenses related to our loan and guarantor enforcement activities; general and administrative expenses such as compensation and benefits for non-operating property employees, rent, insurance, utilities and related costs; and interest and related costs relative to our financing and refinancing initiatives. We may also incur additional expenses in connection with mitigating the effects of COVID-19 at MacArthur Place and other real estate we own or manage.

JIA, in connection with its provision of certain asset management services to the Company, has assumed certain fixed and variable expenses of the Company including, but not limited to, select personnel, rent, insurance, and professional consultants.

Provision for Credit Losses.  We record provisions for credit losses when the full collection of outstanding principal and interest on our mortgage investments is unlikely. During 2019, we recorded a provision for credit loss of $2.6 million when we elected to sell one of our mortgage investments at less than its par value.

Impairment of Real Estate Assets.  Our estimate of impairment charges on REO held for sale, other real estate owned, and operating property assets largely depends on whether the particular assets are held for development or held for sale. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data from third-party valuation firms, market participant sources, and valid offers from third parties. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. We have sold and intend to actively market and sell substantially all of our REO assets, other than our operating properties, over the next 12 months as a means of raising additional capital to pursue our investment objectives and fund core operations.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following discussion compares historical results of operations on a GAAP basis for the fiscal years ended December 31, 2019 and 2018. Unless otherwise noted, all comparative performance data included below reflects year-over-year comparisons.

Revenues (in thousands)
	Years Ended December 31,
Revenues:	2019	2018	$ Change	% Change
Operating property revenue	$10,473	$6,647	$3,826	57.6%
Mortgage loan income, net	1,909	2,588	(679)	(26.2)%
Management fees, investment and other income	693	426	267	62.7%
Total Revenue	$13,075	$9,661	$3,414	35.3%

Operating Property Revenue. For year ended December 31, 2019, we recorded $10.5 million in operating property revenue as compared to $6.6 million for the year ended December 31, 2018, an increase of $3.8 million or 57.6%. The year-over-year increase in operating property revenue is attributable to 1) an increase in revenue from our MacArthur Place hotel, restaurant, and spa operations due to substantial completion of the renovation project in the fourth quarter of 2019, and 2) $2.9 million in new revenues generated from the Broadway Tower commercial office rental operations which was acquired through foreclosure in May 2019, and which was sold subsequent to December 31, 2019. In 2018, operating property revenues were generated solely from MacArthur Place, the revenues of which were negatively impacted in 2018 by the hotel renovation project.

Mortgage Loan Income. For the year ended December 31, 2019, income from mortgage loans was $1.9 million, a decrease of $0.7 million or 26.2% from the year ended December 31, 2018. The year-over-year decrease in mortgage loan income is primarily attributable to a lack of full year of mortgage loan income due to 1) the foreclosure of the Broadway Tower loan in May 2019, 2) the sale of the OneWest Chase mortgage note in November 2019, 3) and the payoff of two mortgage loans during 2019. We had no mortgage notes receivable as of December 2019, compared to $23.2 million at December 31, 2018.

Management Fees, Investment and Other Income. For the year ended December 31, 2019, management fees, investment and other income was $0.7 million, an increase of $0.3 million, or 62.7%, from the year ended December 31, 2018. The year-over-year increase is primarily attributable to fees received by the Company for hospitality-related management services commencing in April 2019.

Costs and Expenses

Expenses (in thousands)
	Years Ended December 31,
Expenses:	2019	2018	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$15,561	$9,024	$6,537	72.4%
Expenses for non-operating real estate owned	314	606	(292)	(48.2)%
Professional fees	4,869	4,202	667	15.9%
General and administrative expenses	7,503	8,816	(1,313)	(14.9)%
Interest expense	2,342	3,122	(780)	(25.0)%
Depreciation and amortization expense	2,571	1,195	1,376	115.1%
Gain on disposal of assets	(184)	(3,938)	3,754	(95.3)%
Provision for (recovery of) credit losses, net	1,463	(1,968)	3,431	(174.3)%
Impairment of real estate owned	1,475	581	894	153.9%
Unrealized loss on derivatives	330	218	112	51.4%
Equity earnings from unconsolidated entities	(175)	—	(175)	N/A
Settlement and related costs, net	1,300	—	1,300	N/A
Total Costs and Expenses	$37,369	$21,858	$15,511	71.0%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the year ended December 31, 2019, operating property direct expenses were $15.6 million, an increase of $6.5 million, or 72.4%, from $9.0 million for the year ended December 31, 2018. The year-over-year increase in operating property direct expenses is attributed to 1) MacArthur Place operating costs incurred during and after renovation totaling $12.9 million and 2) $2.7 million of operating property expenses incurred for Broadway Tower following foreclosure in May 2019. The entire amount for the year ended December 31, 2018 was related to operating expenses for MacArthur Place.

Expenses for Non-Operating Real Estate Owned. For the year ended December 31, 2019, expenses for non-operating real estate owned assets were $0.3 million, a decrease of $0.3 million or 48.2%, from $0.6 million for the year ended December 31, 2018. The year-over-year decrease is primarily attributable to decreases in real estate taxes and repair and maintenance costs.

Professional Fees. For the years ended December 31, 2019 and 2018, professional fees were $4.9 million and $4.2 million, respectively, an increase of $0.7 million or 15.9%. The increase in professional fees is primarily attributed to legal costs incurred in connection with (i) the foreclosure of Broadway Tower; (ii) the purchase of the related first mortgage note on Broadway Tower, (iii) enforcement of guarantor deficiencies, (iv) negotiating the termination of the Company’s former CEO; and (v) negotiating the JIA Advisory Agreement.

General and Administrative Expenses. For the years ended December 31, 2019 and 2018, general and administrative expenses were $7.5 million and $8.8 million, respectively, a decrease of $1.3 million or 14.9%. The decrease in general and administrative costs is primarily attributable to a reduction in travel and related expenses, reduced CEO compensation, as well as the transition of certain employees to the JIA payroll.

Interest Expense. For the year ended December 31, 2019, interest expense was $2.3 million as compared to $3.1 million for the year ended December 31, 2018, a decrease of $0.8 million, or 25.0%. The year-over-year decrease is attributed primarily to the to the capitalization of MidFirst Bank construction loan interest for MacArthur Place and the payoff of the Exchange Offering notes in April 2019.

Depreciation and Amortization Expense. For the year ended December 31, 2019, depreciation and amortization expense was $2.6 million compared to $1.2 million for the year ended December 31, 2018. The year-over-year increase is primarily due to increased depreciation expense related to the renovation of MacArthur Place during 2019, as well as depreciation and amortization on Broadway Tower, an asset acquired by the Company in 2019.

(Gain) Loss on Disposal of Assets. We sold three (3) REO assets (in whole or portions thereof) for $0.8 million (net of selling costs) resulting in a gain of $0.2 million during the year ended December 31, 2019. During the year ended December 31, 2018, we sold two (2) REO assets (in whole or portions thereof) for $8.7 million (net of selling costs) resulting in a gain of $3.9 million during the year ended 2018.

(Recovery of) Provision for Investment and Credit Losses. For the year ended December 31, 2019, we recorded provisions for credit losses of $1.5 million, resulting from a $2.6 million provision for credit loss on the OneWest Chase $12.3 million mezzanine note sold in the fourth quarter of 2019 at a discount. Offsetting this provision for credit loss, we recorded cash recoveries of $1.1 million from guarantors on certain legacy loans during year ended December 31, 2019. For the year ended December 31, 2018, we recorded recoveries of investment and credit losses of $2.0 million primarily resulting from the cash and other assets recovered from guarantors on certain legacy loans.

Impairment of Real Estate Owned. For the years ended December 31, 2019 and 2018, we recorded impairment of real estate owned of $1.5 million and $0.6 million, respectively, based on the fair value analysis of our REO portfolio.

Unrealized Loss on Derivatives. During the year ended December 31, 2019, the Company recorded an unrealized loss of $0.3 million on an interest rate cap we acquired to mitigate the risk of rising interest rates based on a fair value analysis of this derivative instrument. During the year ended December 31, 2018, the Company recorded an unrealized loss of $0.2 million.

Settlement and Related Costs. During the year ended December 31, 2019, the Company made an accrual for loss on a settlement in connection with ongoing negotiations to settle a legal matter with the limited partners in one of its consolidated partnerships. Pursuant to an offer made by the Company to the limited partners, the Company offered to buy the interests of limited partners for a cash payment of $1.3 million.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the years ended December 31, 2019 and 2018, the Company’s reportable segments consisted of the following:

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

A summary of the financial results for each of our operating segments during the years ended December 31, 2019 and 2018 follows (in thousands):

Hospitality and Entertainment Operations

	Year Ended December 31,
	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$7,583	58.0%	$6,888	71.3%
Operating expenses
Operating property direct expenses	12,944	83.2%	9,148	100.0%
Professional fees	948	19.5%	239	5.9%
General and administrative	1,047	14.0%	1,083	12.2%
Interest expense	965	41.2%	1,289	41.3%
Depreciation & amortization expense	2,225	86.5%	1,002	83.8%
Total operating expenses	18,129		12,761

Other expenses
Impairment of unrealized loss on derivatives	330	100.0%	218	—%
Total other expenses	330	7.8%	218
Total costs and expenses, net	18,459	49.4%	12,979	59.4%
Net loss, before income taxes	(10,876)	44.8%	(6,091)	49.9%
Benefit from (Provision for) for income taxes	—		—
Net loss	(10,876)	44.8%	(6,091)	49.9%
Net loss attributable to non-controlling interest	(1,447)	89.2%	(492)	99.9%
Net loss attributable to common shareholders	$(12,323)	35.7%	$(6,583)	25.3%

For the years ended December 31, 2019 and 2018, the hospitality and entertainment operations segment revenues were $7.6 million and $6.9 million, respectively, and contributed 58.0% and 71.3%, respectively, of total consolidated revenues.

The year-over-year increase in hospitality and entertainment operations revenues is attributable to the MacArthur Place completing renovations and placing all rooms and food and beverage operations into service near the end of third quarter 2019, which increased revenues for the balance of 2019 as compared to 2018 when the property had many rooms out of service and limited food and beverage services. During the year ended December 31, 2019, our results were based on 39% occupancy, with an average daily rate (“ADR”) of $420 and Revenue Per Available Room (“RevPAR”) of $163.  During the year ended December 31, 2018, our results were based on 47% occupancy, with an ADR of $341 and RevPAR of $160.  However, since our hospitality rooms were under renovation during the majority of 2019 and 2018, the adjusted results based on actual rooms available during the renovation period for the year ended December 31, 2019 reflected occupancy of 61% occupancy an ADR of $420, and RevPAR of $258 and for the year ended December 31, 2018 reflected occupancy of 67% occupancy an ADR of $341, and RevPAR of $229.

During the years ended December 31, 2019 and 2018, the hospitality and entertainment operations segment constituted approximately 85% of operating property direct expenses (prior to the acquisition of Broadway Tower in May 2019). The decrease in net operating income for the year ended December 31, 2019, as compared to the same period in 2018, was primarily attributed to high operating property direct expenses, which was caused by rooms out of service during a large part of 2019 due to the renovation project which was substantially completed in August 2019 and required additional operating property direct expenses to be properly staffed for the grand opening while operating expenses in 2018 did not include such expenses.

After interest expense, depreciation and amortization, the hospitality and entertainment operations segment contributed $10.9 million and $6.1 million of the total consolidated net loss for the years ended December 31, 2019 and 2018, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	Year Ended December 31,
	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$4,967	38.0%	$2,592	26.8%
Operating expenses
Operating property direct expenses	2,617	16.8%	—	—%
Expenses for non-operating REO	314	100.0%	516	100.0%
Professional fees	1,807	37.1%	2,008	49.2%
General and administrative	—	—%	6	0.1%
Interest expense	982	41.9%	460	14.7%
Depreciation & amortization expense	232	9.0%	—	—%
Total operating expenses	5,952		2,990
Other expenses
Gain on disposal of assets, net	(184)	100.0%	(3,938)	100.0%
Provision for (recovery of) credit losses, net	1,463	100.0%	(1,968)	100.0%
Impairment of real estate owned	1,475	100.0%	581	100.0%
Loss from unconsolidated entities, net	(175)	100.0%	—	—%
Total other expenses	2,579	61.3%	(5,325)
Total costs and expenses, net	8,531	22.8%	(2,335)	(10.7)%
Net income (loss), before income taxes	(3,564)	14.7%	4,927	(40.4)%
Benefit from (Provision for) for income taxes	—		—	—%
Net income (loss)	(3,564)	14.7%	4,927	(40.4)%
Net income (loss) attributable to non-controlling interest	(175)	10.8%	(1)	0.1%
Net income (loss) attributable to common shareholders	$(3,739)	10.8%	$4,926	(18.9)%

For the years ended December 31, 2019 and 2018, revenues for the Mortgage and REO – Legacy Portfolio and Other Operations segment were $5.0 million and $2.6 million, respectively, which contributed 38.0% and 26.8%, respectively, of total consolidated revenues. The year-over-year increase in segment revenue is primarily attributed to the contribution of operating revenue from Broadway Tower acquired during the second quarter of 2019, offset by reduced mortgage income.

For the years ended December 31, 2019 and 2018, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated (income) expenses, net of recoveries, impairments and gains, of $8.5 million and $(2.3) million, respectively. The year-over-year increase in net expenses was primarily due to (i) decreased recoveries from our guarantor collection efforts and, (ii) decreased gains from the sale of REO assets, offset by (x) an increase in operating property expenses attributable to the Broadway Tower operations, (y) provisions for credit losses on a certain note receivable which was sold at a discount during 2019 and (z) real estate impairment expenses resulting from write downs to fair value on Broadway Tower which was sold subsequent to year end. The segment recorded an expense for prior credit losses of $1.5 million (net of recoveries of $1.2 million) for the year ended December 31, 2019 as compared to $2.0 million in recoveries recognized for the year ended December 31, 2018.

After revenues, less interest, depreciation and amortization expenses, and (recoveries of) provision for credit losses, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed a net loss of $3.6 million and net income of $4.9 million for the years ended December 31, 2019 and 2018, respectively. We do not expect our lending activities and related income to increase unless we are able to obtain additional liquidity which is uncertain.

Corporate and Other

	Year Ended December 31,
	2019	% of Consolidated Total	2018	% of Consolidated Total
Total revenues	$525	4.0%	$181	1.9%
Operating expenses
Professional fees	2,114	43.4%	1,831	44.9%
General and administrative	6,456	86.0%	7,816	87.8%
Interest expense	395	16.9%	1,374	44.0%
Depreciation and amortization expense	114	4.4%	193	16.2%
Total operating expenses	9,079	27.4%	11,214
Other expenses
Settlement loss	1,300	88.9%	—	—%
Total costs and expenses, net	10,379	27.8%	11,214	51.3%
Net loss, before income taxes	(9,854)	40.6%	(11,033)	90.5%
Benefit from (Provision for) for income taxes	—		—	—%
Net loss	(9,854)	40.6%	(11,033)	90.5%
Cash dividends on series B preferred stock	(4,010)	100.0%	—	—%
Imputed dividends on series B preferred stock	(2,545)	100.0%	(12,197)	100.0%
Cash dividends on series A preferred stock	(2,017)	100.0%	(1,144)	100.0%
Net loss attributable to common shareholders	$(18,426)	53.4%	$(24,374)	93.6%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment did not generate revenues for the Company for the year ended December 31, 2019 and 2018. The 4.0% increase in total other revenues in 2019 from 2018 was due to hospitality asset management fees earned for a hotel property in New York State owned by a related party of Juniper Capital.

For the years ended December 31, 2019 and 2018, the Corporate and Other segment contributed $10.4 million and $11.2 million, respectively, to total consolidated expenses. The decrease in expenses for this segment is primarily attributable to a decrease in (i) interest paid on the Exchange Offering Notes that matured and were repaid in April 2019 (ii) decrease in general and administrative expenses, resulting from a reduction in staff who were hired by JIA, travel and related expenses, and a portion of the Company’s monthly corporate office rent expenses assumed by JIA, offset by the asset management fees paid to JIA.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

As of December 31, 2019, we held total REO assets of $104.0 million, of which $45.2 million were held as operating properties, $33.3 million were classified as other real estate owned, and $25.5 million were classified as held for sale. At December 31, 2018, we held total REO assets of $75.0 million, of which $33.9 million were held as operating properties, $33.7 million were classified as other real estate owned, and $7.4 million were classified as held for sale. At December 31, 2019, all our REO assets were located in California, Texas, Arizona, Minnesota, New Mexico, and Missouri.

During the year ended December 31, 2019, we acquired the Broadway Tower and its related liabilities which were recorded at estimated fair value in accordance with GAAP. The acquired assets consist of the office building, land, furniture and fixtures, operating and reserve cash, and tenant receivables totaling approximately $24.1 million. Liabilities assumed consist of trade accounts payable, accrued liabilities, and accrued interest and principal on the first mortgage loan totaling approximately $16.3 million. Subsequent to year end, this property was sold (See Note 18).

MacArthur Place underwent a major renovation during 2018 and 2019. As of December 31, 2019, MacArthur Place had a $45.2 million carrying value classified in operating properties plus a $15 million balance in goodwill and other intangible assets. The Company achieved substantial completion of the renovation project near the end of third quarter 2019. The Company is re-evaluating a potential renovation of the spa and seeking entitlements for a potential expansion of the available number of rooms at MacArthur Place. After the renovation is fully completed, we believe that MacArthur Place will be one of the premier boutique hotels in the city of Sonoma and one of the top destinations in the region. Renovation project costs were funded using construction proceeds from the MacArthur Loan, offering proceeds from the Hotel Fund, and Company funds. Renovation costs incurred totaled $28.0 million through December 31, 2019.

During the year ended December 31, 2019, we sold certain REO assets for $0.8 million (net of transaction costs and other non-cash adjustments) resulting in a total net gain on sale of $0.2 million, During the year ended December 31, 2018, we sold REO for $8.7 million (net of transaction costs and other non-cash adjustments), resulting in a total net gain of $3.9 million.

During the year ended December 31, 2019, we reclassified certain assets between REO held for sale and other REO and reclassified Broadway Tower from operating properties to REO held for sale. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not being actively marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Other than these reclassifications, there were no material changes with respect to REO classifications or planned development during the year ended December 31, 2019 other than as a result of REO asset sales and capitalized development costs.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations, which totaled $15.9 million and $9.6 million for the years ended December 31, 2019 and 2018, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $12.2 million and $16.7 million during the years ended December 31, 2019 and 2018, respectively, of which $12.9 million and $14.1 million related to the MacArthur Place renovation in 2019 and 2018, respectively.

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

REO Classification

As of December 31, 2019, 37.7% of our REO assets were planned for residential development, 1.4% was planned for mixed-use development, and 60.8% was planned for commercial or industrial use. As of December 31, 2018, 52.9% of our REO assets were planned for residential development, 45.1% was planned for commercial or industrial use, and 2.0% was planned for mixed-use development. We continue to evaluate our use and disposition options with respect to these assets. The real estate held for sale and other real estate owned consists of improved and unimproved residential lots, and completed commercial properties located in California, Texas, Arizona, Minnesota, New Mexico, and Missouri.

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

Lakeside Investment

During 2015, the Company, through a consolidated subsidiary, Lakeside DV Holdings, LLC (“Lakeside JV”), entered into a joint venture to contribute $4.2 million for a 90% interest for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). Upon the Company’s purchase of the 10% interest held by the prior manager of the joint venture, Lakeside JV became a consolidated entity of the Company in the first quarter of 2017. Upon formation of Lakeside JV, the Company syndicated $1.7 million of its $4.2 million investment to several investors (“Syndicates”) by selling preferred equity interests in Lakeside JV.

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

Investment in Unconsolidated Entities

The Company entered into a joint venture agreement in 2019 sponsored by Juniper Bishops Manager, LLC to participate in a $10.0 million mezzanine loan to be used to finance the renovation of a luxury resort located in Santa Fe, New Mexico. The mezzanine loan is secondary to a senior mortgage loan on the property funded by an unrelated party. The Company’s total commitment under this investment is $3.9 million, of which $3.8 million was funded as of December 31, 2019. The remaining commitment of $0.1 million was funded subsequent to December 31, 2019. We do not control nor are we the primary beneficiary of this lending arrangement, therefore, this investment is reported under investment in unconsolidated entities in the consolidated balance sheet at December 31, 2019.

Equity Interests Acquired through Guarantor Recoveries

The Company holds equity interests in a number of limited liability companies and limited partnerships that were awarded to the Company as a result of our enforcement and collection efforts. The primary assets of these entities consist of real estate holdings, rights to develop water and receivables from other related entities, while their liabilities consist primarily of amounts payable to related entities.

The Company established lending facilities in 2017 to five of the partnerships to cover their anticipated operating and capital expenditures. As of December 31, 2019, the total principal advanced under these notes was $5.5 million. The promissory notes are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by the defaulting partnerships. These promissory notes and the related accrued interest receivable have been eliminated in consolidation in the accompanying consolidated financial statements.

Various appeals and legal claims have been filed by the prior owner of the entity interests and certain other limited partners of the partnerships. The Company continues to vigorously defend its position on these matters.

L’Auberge de Sonoma Hotel Fund

In connection with the acquisition and renovation of MacArthur Place, the Company commenced an offering of up to $25.0 million of Preferred Interests in the Hotel Fund. As of December 31, 2019, the Hotel Fund was fully subscribed at $25.0 million, of which $22.5 million is included in non-controlling interests in the accompanying consolidated balance sheets, and $2.5 million represents the Company’s preferred interest in the Hotel Fund. Additionally, as of December 31, 2019, the Company held a common interest in the Hotel Fund of $11.2 million relating to cost overruns on the project, payment of preferred distributions and other advances. The Company also has made non-interest bearing advances of $8.4 million to fund MacArthur Place’s operating deficits and operating supplies. The Hotel Fund made preferred distributions of $1.4 million and $0.4 million during the years ended December 31, 2019 and 2018, respectively. Under current accounting guidance, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated the Hotel Fund in our consolidated financial statements.

Lending Activities

As a result of loan payoffs, loan sales and foreclosures in 2019, at December 31, 2019, our loan portfolio consisted of two non-performing loans, both of which have been fully reserved and have a carrying value of zero. During the year ended December 31, 2019, the Company did not originate any new loans, although we funded $4.6 million of a $13.1 million construction loan that was originated in 2018. That loan was repaid in full in the fourth quarter of 2019, thereby eliminating our remaining funding commitment under the loan. We also received a payoff of one other performing loan with a principal balance of $3.0 million during 2019. In addition, during the year ended December 31, 2019, we sold a $12.3 million mezzanine loan at a discount and recorded a corresponding provision for credit loss of $2.6 million. In the second quarter of 2019, we foreclosed on a $7.6 million mezzanine loan that was secured by the membership interests of Hertz Broadway Tower, LLC, the owner of Broadway Tower, which was recorded as an operating property upon foreclosure.

As of December 31, 2019 and 2018, the valuation allowance was $12.7 million and $13.1 million, respectively, and represented 100.0% and 37.1%, respectively, of the total outstanding loan principal and interest balances. During the years ended December 31, 2019 and 2018, we recorded mortgage interest income of $1.9 million and $2.6 million, respectively.

Changes in the Loan Portfolio Profile

Loan Modifications

We did not have any loan modifications during 2019 or 2018.

Geographic Diversification

As of December 31, 2019, the collateral underlying our loan portfolio was located in California. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. While our lending activities have historically been focused primarily in the southwestern United States, we have no geographic limitations in our investment policy.

Interest Rate Information

As of December 31, 2019, we had two non-performing loans with principal and interest balances totaling $12.7 million and interest rates for each loan at 12.0%, which were both fully reserved. As of December 31, 2018 our loan portfolio included loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate or LIBOR. As of December 31, 2018, the Prime Rate was 5.5% and the one-month LIBOR was 2.5%.

See “Note 4 - Mortgage Loans, Net” to the accompanying consolidated financial statements for additional information regarding interest rates for our loan portfolio.

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

We generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2019, the original projected end-use of the collateral under our loans was classified as 100.0% residential. As of December 31, 2018, the original projected end-use of the collateral under our loans was classified as 36.0% residential and 64.0% commercial.

Important Relationships between Capital Resources and Results of Operations

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale, Other REO and Equity Investments

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

We perform an evaluation for impairment on all of our loans in default as of the applicable measurement date based on the fair value of the underlying collateral of the loans because our loans are considered collateral dependent, as allowed under applicable accounting guidance. Impairment for collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan. In the case of the loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. Further, the impairment, if any, must be measured based on the fair value of the collateral if foreclosure is probable. All of our loans in default are deemed to be collateral dependent. We perform a similar fair value analysis on our equity investments in real estate assets.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the years ended December 31, 2019 and 2018, we performed both a macro analysis of market trends and economic estimates as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded a $2.6 million non-cash provision for credit losses on our loan portfolio during the years ended December 31, 2019, which was offset by recoveries of prior investments totaling $1.1 million in 2019 and $2.0 million in 2018. In addition, we recorded an impairment loss of $0.3 million in 2019 and $0.2 million in 2018 pertaining to a fair value adjustment for an interest rate cap we acquired. For the years ended December 31, 2019 and 2018, we recorded $1.5 million and $0.6 million, respectively, of impairment of real estate owned based on projected losses upon sale of select assets.

As of December 31, 2019 and 2018, the valuation allowance was $12.7 million and $13.1 million and represented 100.0% and 37.1%, respectively, of the total outstanding loan principal and accrued interest balances. The increase in the valuation allowance as a percentage of outstanding loan principal and accrued interest is attributed to sale, payoff or foreclosure of our remaining portfolio loans during 2019.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of December 31, 2019, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect our assessment of fair value as of December 31, 2019 and 2018 based on currently available data, we will continue to evaluate our loan and REO assets to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such evaluations may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

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

If we elected to change the disposition strategy for our operating properties, and such assets were classified as held for sale, we might be required to record additional impairment charges, although such amounts are not expected to be significant based on the previous impairment adjustments recorded. We recorded an impairment charge of $1.5 million relating to our Broadway Tower asset during the years ended December 31, 2019 based on the terms of the subsequent sale of that asset, and none during the year ended December 31, 2018. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2019.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have secured financing when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Exchange Notes

In April 2014, we completed an offering of a five-year, 4%, unsecured notes to certain of our shareholders in exchange for common stock held by such shareholders at an exchange price of $8.02 per share (“Exchange Offering”). Upon completion of the Exchange Offering, we issued Exchange Offering notes (“EO Notes”) with a face value of $10.2 million and a coupon note rate of 4%. The EO Notes matured in April 2019 and were repaid in full at that date.

New Mexico Land Purchase Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the Company’s purchase of certain New Mexico real estate for $6.8 million. The note bears interest at the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”), recalculated annually, plus 2% through December 31, 2018, and at the WSJ Prime Rate plus 3% thereafter. Under the note, the Company was required to make interest only payments on December 31 of each year. The note had an initial maturity date of December 31, 2019. In December 2019, the parties modified the note to extend the maturity date to December 31, 2022 in exchange for a principal payment of $1.0 million by the Company. No other loan terms were modified nor were any fees paid to outside parties in connection with this debt modification

Special Assessment Obligation

As of each of December 31, 2019 and 2018, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $0.1 million. The special assessment obligation is secured by certain parcels of land in Apple Valley North, Minnesota, held by the Company with a carrying value of $0.1 million as of December 31, 2019.

The remaining special assessment obligation has an amortization period that extends through 2022, with an annual interest rate of 6% and is secured by certain real estate classified as REO held for sale consisting of 1.5 acres of unentitled land located in Dakota County, Minnesota which had a carrying value of $0.1 million at December 31, 2019. We made principal payments of $28,000 on this special assessment obligation during each of the years ended December 31, 2019 and 2018.

Hotel Acquisition and Construction Loan

In connection with the acquisition of MacArthur Place, the Company borrowed $32.3 million from MidFirst Bank, of which approximately $19.4 million was utilized for the purchase of MacArthur Place, $10.0 million was set aside to fund planned hotel improvements, and the balance to fund interest reserves and operating capital. During the year ended December 31, 2019, the MacArthur Loan was modified to, among other things, increase the total loan facility to $37.0 million, and increase our equity requirement from $17.4 million to $27.7 million, which has since been funded, to correspond with an increased renovation budget. The loan has an initial term of three years and, subject to certain conditions and the payment of certain fees, may be extended for two (2) one-year periods. The MacArthur Loan requires interest-only payments during the initial three-year term and bears floating interest equal to the 30-day LIBOR rate plus 3.50% subject to certain adjustments.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place-related revenues. In addition, the Company has provided a loan repayment guaranty equal to 50.0% of the MacArthur Loan outstanding principal along with a guaranty of interest and operating deficits, as well as a guaranty with respect to other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The Company’s preferred equity in the Hotel Fund is included as a component of equity with respect to the minimum tangible net worth covenant. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

JPM Loan

In the second quarter of 2019, we foreclosed on the collateral securing a $7.6 million mezzanine loan that was in default, as a result of which we became the owner of the LLC that owns Broadway Tower. In connection with this foreclosure, a subsidiary of the Company purchased the $13.2 million first mortgage note secured by this property. The purchase of the first mortgage note was financed partially with an $11.0 million loan from JP Morgan Chase, and the remaining balance using Company funds. That loan was subsequently paid off on January 22, 2020 upon the sale of Broadway Tower.

Hotel Fund Offering

In November 2017, the Company sponsored and commenced the offering of up to $25.0 million of Preferred Interests in the Hotel Fund, which was fully subscribed during 2019. We sold Preferred Interests to unrelated outside investors totaling $22.5 million and $15.0 million as of December 31, 2019 and 2018, respectively, while the Company retains a 10.0% Preferred Interest in the Hotel Fund The net proceeds of this offering were primarily used (i) to redeem the Company’s initial contributions to the Hotel Fund and (ii) to partially fund the renovations to MacArthur Place.

Purchasers of the Preferred Interests (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). If the Fund has insufficient operating cash flow to pay any or all of the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to fund the full payment of the Preferred Distribution for such month, such payments to be treated as an additional capital contribution by the Company. Through December 31, 2019, the Company had funded $2.0 million of the Preferred Distribution. Upon the refinance or sale of all or a portion of the hotel, the Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to 12.0% on the Preferred Interests.

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

Under the Preferred Stock Certificates of Designation, we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B Preferred Stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. Further, certain actions, including breaching any of our material obligations to the holders of Series B Preferred Stock under the Preferred Stock Certificates of Designation, could require us to redeem the Series B Preferred Stock. In addition, some of our new financing arrangements may include other restrictions that limit our ability to secure additional financing.

The holders of our Series B Preferred Stock each have considerable influence over our corporate affairs which makes it difficult or impossible to enter into certain transactions without their consent.

Liquidity and Capital Resources

Financial Statement Presentation and Liquidity

The recent and rampant spread of COVID-19 has caused restaurants, bars, entertainment centers and other public places across the country to shutter their operations. California has been particularly impacted by the spread of this virus. The State of California, in addition to several other states across the country, have enacted “stay in place” orders that restrict anything other than essential travel. The Company expects additional states will issue similar orders. In addition, many foreign countries, including the foreign countries where most of our hotel's foreign guests reside, have issued travel bans or restrictions. On March 17, 2020, by Order of the Health Officer of the County of Sonoma, California, Order No. C19-03, all businesses with a facility in Sonoma County were required to “cease all activities.” All travel in Sonoma County, except for Essential Travel and Essential Activities, is prohibited. The Order became effective at 12:00 a.m. on March 18, 2020 and will continue in effect until 11:59 p.m. on April 7, 2020, or until it is extended, rescinded, superseded, or amended by the Health Officer of Sonoma County. The Company’s lone operating asset, a hospitality asset relying on room, event and restaurant revenue, is located in Sonoma County, California. While the Company believes that it is managing this asset prudently during these times, including terminating non-essential vendor services and reducing other expenses where feasible, the Company’s ongoing operations are at substantial risk absent immediate fiscal policy relief coming from the federal or California state government or a rapid and widespread relaxation of travel and socializing restrictions in the United States. Even in the event of a gradual loosening of travel and socializing restrictions, the Company's operations may have been negatively impacted to such a significant degree, the Company will be unable to recover financially or operationally to continue operations. In addition to the effect the COVID-19 pandemic is having on the operations of the Company's hotel, it is also expected to have a negative impact on the value of the Company's other real estate-related assets. While that negative impact may only be short-lived, due to the Company's severe liquidity issues, the Company may be unable to sustain operations for a sufficient period of time to realize the resulting increase in the value of those assets.

As previously described, at any time after July 24, 2020, each holder of our Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock and all accrued and unpaid dividends as of the date of redemption. As of December 31, 2019, the aggregate Redemption Price for the Series B-1 and Series B-2 Preferred Stock would be approximately $39.6 million. In addition, a cash payment in the aggregate amount of $2.6 million is due and payable to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested. We are presently reviewing with the holders of those securities the possibility of modifying or otherwise restructuring these obligations. However there is no assurance that either or both of those investors will agree to such a modification or restructuring of these securities, or if so, whether the terms will be beneficial to the Company.

Our borrowings and equity issuances have historically allowed us the time and resources necessary to meet current liquidity requirements, to dispose of assets in a reasonable manner and on terms that we believe are more favorable to us, and to help us continue to develop our investment strategy. During the fourth quarter of 2019, in order to meet impending liquidity requirements, we sold one of our mezzanine loan investments with a principal balance of $12.3 million at a discount incurring a loss of $2.6 million. We also sold our Broadway Tower commercial office building in January 2020, netting $8.0 million in cash after payment of related debt. We are also continuing to discuss the potential extension or restructuring of our Series B Preferred Stock with the holders of those shares. However there is no assurance that either or both of those investors will agree to such a modification or restructuring of these securities, or if so, whether the terms will be beneficial to the Company.

Prior to the outbreak of COVID-19 in the United States, the Board of Directors of the Company independently determined that it would be in the best interests of the shareholders of the Company to consider, evaluate and possibly take action with respect to a re-capitalization of the Company. Accordingly, the Board appointed a Special Committee consisting exclusively of independent members of the Board of Directors to formulate, establish, oversee and direct a process for the identification, evaluation and negotiation of any proposed recapitalization or alternative transaction. The Special Committee has retained outside advisors to assist the members of the Special Committee in carrying out these responsibilities. It is possible that the Special Committee will recommend that the Company enter into a recapitalization or other transaction or set of transactions that, among other things, would: (i) constitute an event of default or termination event which would cause the automatic and immediate acceleration of all debt outstanding under or in respect of instruments and agreements relating to direct financial obligations of the Company, including the mortgage loan on the Company’s lone operating asset, the MacArthur Place Hotel and Spa; (ii) permit holders of the Company’s preferred shares to exercise their rights to require the Company to redeem a portion or all of their preferred shares; (iii) constitute a breach under various agreements to which the Company is a party and which are materially important to the operations of the Company; and (iv) accelerate payments made to the Company’s CEO under his employment agreement. This evaluation process is on-going and no recommendations or determinations have been reached by the Special Committee and there can be no assurance that the Special Committee will recommend any such recapitalization or other transaction.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. There is no assurance that we will successfully restructure our obligations to the holders of our Series B-1 and B-2 Preferred Stock or that we will sell our remaining REO assets at favorable prices in a timely manner or obtain additional or replacement financing, if needed, to sufficiently fund our future operations, repay existing debt, to, among other things, effect a full redemption of the Series B-1 and B-2 Preferred Stock if so required, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our REO assets may have a material adverse effect on our business, results of operations and financial position. In the absence of favorably resolving the matters described above, the collective nature of these uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of this Form 10-K.

The information in the following paragraphs constitutes forward-looking information and is subject to a number of risks and uncertainties, including those set forth under the heading entitled “Risk Factors,” which may cause our sources and requirements for liquidity to differ from these estimates. To the extent that the net proceeds from the sources of liquidity described below are not realized in the amount or time-frame anticipated, the shortfall would reduce the timing and amount of our ability to undertake and consummate the discretionary acquisition of target assets by a corresponding amount and might cause us to be in default of certain of our loan and other contractual and charter obligations.

Requirements for Liquidity

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to preferred and/or common shareholders, distributions to non-controlling interests, to repurchase treasury stock, other costs and expenses, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our proceeds from the disposition of our existing REO assets held for sale and other real estate owned, proceeds from borrowings and equity issuances, current cash, revenues from ownership or management of hotels, and investment income. To the extent there is a shortfall in available cash, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to use a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

At December 31, 2019, we had cash and cash equivalents of $7.9 million, as well as REO held for sale of $25.5 million and other REO assets of $33.3 million which, while not classified as held for sale, are generally available for sale. During the year ended December 31, 2019, we made construction draws on our MidFirst Loan of approximately $13.6 million to fund renovation costs at MacArthur Place, with a remaining $1.5 million available to be drawn upon. Subsequent to December 31, 2019, we drew an additional $1.3 million leaving $0.2 million to draw under the MidFirst Loan as of the date of this filing.

Effective April 1, 2019, the holders of our Series B Preferred Stock agreed to a one-year extension of the redemption date from July 24, 2019 to July 24, 2020 for the shares of our Series B-1 and B-2 Preferred Stock they respectively hold in exchange for an aggregate payment by the Company of $2.6 million to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested.

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

Our ability to reasonably estimate the proceeds from REO assets held for sale is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales, the ultimate proceeds from the sale of such assets, and our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of those assets.

For 2020, we expect to require $26.0 million to fund expected operating uses of cash, $4.2 million to fund expected investing uses of cash and $22.7 million to fund expected financing uses of cash (without taking into account any redemption of Series B-1 and B-2 Preferred Stock which would require an additional $39.6 million). We also expect to incur additional expenses in connection with mitigating the effects of COVID-19 at MacArthur Place and other real estate we own or manage. At present, we cannot reasonably estimate the amount of these COVID-19- related additional expenses. To the extent there is a shortfall in available cash to fund these uses, we would likely seek additional debt or equity capital and/or restructure existing securities, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or reduce general and administrative costs. To the extent that we have excess liquidity at our disposal, we expect to use such proceeds to make new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

In the future, we also may require liquidity for the following items that are excluded from the above amounts:

•	any required redemption of our Class C common stock or Series B Preferred Stock, and

•	special one-time dividends in respect of our Class B common stock.

Our 2020 projected cash requirements are described in further detail below.

Operating Properties Direct Expenses

We will require liquidity to pay costs and expenses relating to our ownership and operation of MacArthur Place, our lone operating property. We anticipate total direct expenses for that property to be $14.5 million for the year ending December 31, 2020. During the year ended December 31, 2019, we incurred total direct expenses for that property of $12.9 million. The anticipated change is expected to coincide with an expected increase in related revenue as a result of the substantial completion of the property’s renovation, although the changes in revenues and expenses may vary considerably depending on the ongoing impact from COVID-19. During the year ended December 31, 2019, we incurred operating expenses related to Broadway Tower operations of $2.7 million. Broadway Tower was sold in January 2020 and we anticipate incurring operating expenses of $0.3 million through the date of sale.

Debt Service Payments

We will require liquidity to pay principal and interest on our borrowings, notes payable and special assessment obligations. Subsequent to December 31, 2019, we drew $1.3 million of the remaining $1.5 million balance available under our MidFirst loan which will result in slightly higher interest expense in 2020. Based on anticipated debt balances, we expect to pay interest costs of $2.5 million during 2020. During the year ended December 31, 2019, we repaid loan principal totaling $11.2 million and used cash for the payment of interest in the amount of $2.2 million.

Asset Management Carrying Costs, Maintenance and Development Costs for Non-Operating Real Estate Owned

We will require liquidity to pay costs and fees to preserve, protect and/or develop our real estate held for sale and development. Excluding our operating properties, based on our existing REO assets and anticipated dispositions, we expect to incur $0.3 million relating to the on-going operations and maintenance of such assets in 2020, consistent with the $0.3 million in 2019. However, the nature and extent of future costs for such properties depends on the timing of anticipated sales, the number of additional foreclosures and other factors.

During 2020, we also expect to incur development costs in the amount of $2.4 million in connection with the anticipated final renovation costs for MacArthur Place, for additional capital improvement projects and other fixed asset purchases.

General and Administrative Operating Costs

We will require liquidity to pay our general and administrative costs including compensation and benefits, rent, insurance, utilities and other related costs of operations. For the year ending December 31, 2020, we anticipate our general and administrative expenses will be $5.9 million, a decrease from $7.5 million in 2019, due to, among other things, a reduced salary for our CEO, and salaries and rent expense which were assumed by JIA in connection with the JIA Advisory Agreement. We expect that the anticipated reduction in our historical general and administrative costs will be offset, in part, by asset management fees we incur under the JIA Advisory Agreement. JIA earns annualized base fees between 0.5% and 1.5% of certain assets under management as well as a performance fee based on specified return hurdles to the Company.

Professional Fees

We expect professional fees will be $4.0 million in 2020, down from $4.9 million in 2019 due primarily to an expected decrease in expected guarantor enforcement actions and corporate related matters. We may, however, incur professional fees in excess of this amount as a result of recapitalization transactions entered into by the Company as discussed elsewhere in this report, which additional fees may be material.

Funding our Lending and Investment Activity

We require sufficient liquidity to acquire our target assets and fund mortgage loans. Excess cash after payment of operating expenses, debt service and project costs, if any, may be used to invest in our target assets, although our ability to reasonably estimate the amount and timing of any such investments is subject to several factors including, but not limited to, the timing and our ability to generate additional liquidity from the sale of our assets, the timing and our ability to identify, underwrite and fund new investments, and our ability to obtain additional capital.

Dividends and Distributions to Shareholders

Except for required preferred dividends, all dividends are made at the discretion of our board of directors and will depend on our earnings, our financial condition and other relevant factors. In September 2019, the company issued 1,875,000 shares of Series B-4 Preferred Stock, for a total purchase price of $6.0 million, which accrue dividends from the issue date, compounding and payable quarterly at the rate of 5.65% per year. Aggregate dividends payable in cash to holders of our Preferred Stock are expected to be $9.3 million in 2020, which exceeds the $6.0 million paid to the holders of our Preferred Stock in 2019 ($4.0 million was paid to the Series B preferred shareholders and the $2.0 million was paid to the Series A preferred shareholder in 2019). The increase is attributed to the impact of a full year of preferred equity issuances that were made in 2019 and the payment of the $2.6 million consent fee to the holders of our Series B-1 and B-2 Preferred Stock under the Deferral and Consent Agreement.

In the event we are unsuccessful in negotiating a deferral or restructuring of the terms of our Series B-1 and B-2 Preferred Stock, we may be required to fund the redemption of those shares in the aggregate amount of $39.6 million. In the absence of proceeds from asset sales to cover such amount, any required redemption would likely render the Company insolvent.

Distributions to Non-controlling Interests

The Company may be required to fund certain distributions to Preferred Members in the Hotel Fund. We expect to distribute approximately $1.9 million to Preferred Members in the Hotel Fund in 2020, compared to $1.4 million in 2019.

Distributions to non-controlling interests in the New Mexico and Lakeside partnerships are contingent upon the sale of the related assets and are excluded from the amounts above due to uncertain timing and amount of asset sales.

Sources of Liquidity

We expect our primary sources of liquidity in 2020 to consist of our current cash balances, revenues we earn from MacArthur Place operations, proceeds from equity issuances, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. However, the effect of COVID-19 on our operations and revenues cannot be reasonably estimated given the rapidly changing facts and circumstances concerning this virus. In addition to these sources, we expect to generate additional cash from our guarantor enforcement activities. We also may address our liquidity needs by periodically pursuing lines of credit and other credit facilities.

If our required cash uses are met, we expect to redeploy excess proceeds to acquire our target assets subject to approval of the investment committee, which will generate periodic liquidity from mortgage loan interest payments and cash flows from dispositions of these assets through sales. If we are unable to achieve our projected sources of liquidity from the sources anticipated above, we would be unable to purchase the desired level of target assets and it is unlikely that we would be able to meet our investment income projections.

Our 2020 projected cash sources are described in further detail below.

Cash and Cash Equivalents and Funds Held by Lender and Restricted Cash

At December 31, 2019, we had cash and cash equivalents of $7.9 million and restricted cash of $2.6 million.

Sale of Real Estate Owned and Loans

At December 31, 2019, we had REO held for sale of $25.5 million and other REO assets of $33.3 million which, while not technically classified as held for sale, are generally available for sale. We intend to actively market these assets for sale in 2020. Our ability to reasonably estimate the proceeds from any of these asset sales is dependent on several factors that are outside our control including, but not limited to, real estate and credit market conditions, legal proceedings relating to these assets, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate. As a result, we are unable to reasonably estimate the amount of proceeds from asset sales that we will generate in 2020 other than asset sales that have already occurred. In January 2020, we closed on the sale of Broadway Tower at a gross sales price of $19.5 million which generated net cash to the Company of approximately $8.0 million after payment of closing costs and related indebtedness. During the year ended December 31, 2019, we generated proceeds from asset sales in the amount of $0.8 million.

Revenues from Operating Properties

While we are presently able to reasonably estimate the financial impact of COVID-19 on our hospitality operations through April 2020 based on currently available information, we are unable to reasonably estimate the impact that the virus will have on our hospitality operations for the balance of 2020. Based on our current estimates and assuming a return to previously anticipated business operations late in the second quarter of 2020, we anticipate that revenues from operating properties will increase to $14.6 million in 2020, up from $7.6 million for the year ended December 31, 2019, resulting from the completion of renovations at MacArthur Place and the anticipated increase in occupancy in the latter half of 2020.

Loan and Other Investment Income

Our ability to reasonably estimate loan and other investment income is subject to multiple factors not all of which are within our control including, but not limited to, the timing and our ability to generate adequate liquidity from the sale of assets, the timing and our ability to identify, underwrite and fund new investments, and the ability to negotiate interest rates on loans or rates of return on investments.

We currently have two non-performing mortgage loan investments with a net zero carrying value and a $3.8 million investment in an unconsolidated joint venture. We expect to earn approximately $0.2 million from such investments and other miscellaneous income.

Proceeds from Debt Issuance

We continue to seek financing to provide us with additional sources of funds to be used for working capital and investment activities. We currently have a $37.0 million acquisition and construction loan from MidFirst Bank which was secured in connection with the purchase and renovation of MacArthur Place, and which had an outstanding balance of $35.5 million at December 31, 2019, leaving $1.5 million to be drawn in 2020. We may seek to refinance this loan or seek additional financing facilities in 2020 in pursuit of our business strategy.

Our ability to reasonably estimate total proceeds from debt issuance is dependent on multiple factors not all of which are within our control. As a result, we are unable to reasonably estimate the total amount of proceeds we will generate from debt issuance in 2020 other than the remaining balance to be drawn under the MidFirst Loan.

Proceeds from Guarantor Recoveries

We aggressively pursue enforcement action against borrowers and the related guarantors who have defaulted on their obligations to us. During the year ended December 31, 2019, we recorded recoveries of cash recoveries from guarantors of $1.1 million. In January 2020, we settled an enforcement action against the guarantor on the Broadway Tower loan and collected $1.75 million subsequent to year end. Aside from those collected amounts, despite our ongoing enforcement activities, our ability to reasonably estimate guarantor recovery income is dependent on several factors, many of which are outside of our control including, but not limited to, the timing and our ability to obtain court approved judgments in our favor, the determination of whether the guarantor has sufficient assets to satisfy any or all of any judgments (if received), the value, and timing and our ability to secure collection of any assets. As a result, we are unable to reasonably estimate the amount of additional guarantor recovery income that we will generate in 2020, if any.

Equity Issuances

In September 2019, the company issued 1,875,000 shares of Series B-4 Preferred Stock, for a total purchase price of $6.0 million. We may seek to raise additional capital and/or restructure the terms of our existing Series B-1 and B-2 Preferred Stock. However there is no assurance that we will be able to secure additional equity financing.

Cash Flows for the years ended December 31, 2019 and 2018

Cash Used In Operating Activities.

Cash used in operating activities was $21.8 million and $14.7 million for the years ended December 31, 2019 and 2018, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs. The increase in cash used in operating activities from 2018 to 2019 is primarily attributed to the pay down of accounts payable, accrued interest and funding of other asset purchases.

Cash Provided By (Used In) Investing Activities.

Net cash provided by (used in) investing activities was $0.4 million and $(11.0) million for the years ended December 31, 2019 and 2018, respectively. The increase in cash provided by investing activities is primarily attributed to proceeds and payoffs from mortgage investments. Proceeds received from the sale of REO assets and mortgage loans totaled $10.5 million and $8.7 million for the years ended December 31, 2019 and 2018, respectively. Collections of mortgage loan principal totaled $7.6 million and $0.0 during years ended December 31, 2019 and 2018, respectively. Mortgage loan funding totaled $4.6 million during the year ended December 31, 2019, compared to $3.0 million during the year ended December 31, 2018. Capital investments in operating properties totaled $12.2 million and $16.7 million during the years ended December 31, 2019 and 2018, respectively.

Cash Provided By Financing Activities.

Net cash provided by financing activities was $6.2 million and $39.4 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we repaid notes in the aggregate amount of $11.2 million and none during 2018. During year ended December 31, 2019, we received proceeds from notes payable of $13.5 million, proceeds from issuance of preferred equity of $6.0 million, and contributions from Hotel Fund investors of $7.5 million. During 2018, we raised $30.0 million in preferred equity and $14.3 million in capital contributions from Hotel Fund investors. We also made dividend payments of $4.5 million and $3.4 million for the years ended December 31, 2019 and 2018, respectively.

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-K, a summary of our significant outstanding contractual obligations that existed at December 31, 2019 follows:

Preferred Stock Requirements

During the year ended December 31, 2014, the Company issued 8.2 million shares of the Company’s Series B-1 and B-2 Preferred Stock to the Series B Investors in exchange for $26.4 million. During the year ended December 31, 2018, the Company issued 2.35 million shares of the Company’s Series B-3 Preferred Stock in exchange for $8.0 million. During the year ended December 31, 2019, the Company issued 1.9 million shares of the Company’s Series B-4 Preferred Stock in exchange for $6.0 million. Except for certain voting, transfer, dividend, and redemption rights, the rights and obligations of holders of the Series B Preferred Stock are substantially the same. The current holders of Series B Preferred Stock are collectively referred to herein as the “Series B Investors.”

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for Series B-1 and B-2 Preferred Stock, and 5.65% for the Series B-3 and B-4 Preferred Stock, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. For the years ended December 31, 2019 and 2018, we paid dividends on the Series B Preferred Stock of $4.0 million and $2.5 million for, respectively.

•
Redemption upon Demand. Effective April 1, 2019, we entered into a Deferral and Consent agreement with the holders of our Series B Preferred Stock pursuant to which they agreed to a one-year extension on the redemption date from July 24, 2019 to July 24, 2020 for shares of Series B-1 and B-2 Preferred Stock. In exchange for this extension, we agreed to a cash consent payment in the aggregate amount of $2.6 million to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020, whether or not a redemption is requested.

At any time after July 24, 2020 for the Series B-1 and B-2 Preferred Stock, after February 9, 2023 for the Series B-3 Preferred Stock, and after September 24, 2024 for the Series B-4 Preferred Stock, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock, and 145% of the sum of the original price per share of the Series B-3 and B-4 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price for the Series B-1 and B-2 Stock would presently be $39.6 million, resulting in a redemption premium of $13.2 million. The Redemption Price for the Series B-3 Preferred Stock would be $11.6 million, resulting in a redemption premium of $3.6 million, and the Redemption Price for the Series B-4 Preferred Stock would be $8.7 million, resulting in a redemption premium of $2.7 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the preferred stock. During year ended December 31, 2019, we recorded amortization of the redemption premium, in the aggregate, of $2.5 million as a deemed dividend.

•
Required Liquidation. Under the Preferred Stock Certificates of Designation, if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2020 for the Series B-1 and B-2 Preferred Stock, February 9, 2023 for the Series B-3 Preferred Stock, and September 24, 2024 for the Series B-4 Preferred Stock, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price.

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

During the year ended December 31, 2019 and 2018, we incurred base consulting fees to JCP of $0.2 million and $0.5 million, respectively. JCP earned legacy fees of $0.1 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively. The JCP Consulting Agreement was terminated on July 24, 2019.

JIA Asset Management Agreement

On August 14, 2019, the Company entered into a non-discretionary investment advisory agreement (the “JIA Advisory Agreement”) with Juniper Investment Advisors, LLC, a Delaware limited liability company (“JIA”), with an effective commencement date of August 1, 2019, pursuant to which JIA agreed to manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the JIA Advisory Agreement, the Company will pay JIA management fees ranging from 1.0% to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the JIA Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA has also sublet a portion of the Company’s office space. During the year ended December 31, 2019, we incurred base consulting fees to JIA of $0.1 million and recorded expense reimbursements from JIA for the sublease of office space and certain overhead charges of $0.1 million.

Jay Wolf, a director of the Company, is one of the principal owners of JIA.

Off-Balance Sheet Arrangements

General

We have equity interests in several joint ventures and limited partnerships as described in Note 6 of the accompanying consolidated financial statements. Most of the joint ventures and partnerships in which we have an interest are involved in the ownership, development, and/or lending of real estate assets. Each venture or partnership will fund its capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture or partnership may request a contribution from the partners, and we will evaluate such request.

MRH Lending, LLC, a wholly-owned subsidiary of the Company made loans to certain consolidated partnerships to loan up to $5.0 million to cover anticipated operating and capital expenditures. As of December 31, 2019, the total principal advanced under these notes was $5.5 million. The promissory notes earn interest at annual rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.75% at December 31, 2019) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable were eliminated in consolidation as of December 31, 2019.

Except as previously discussed, based on the nature of the activities conducted by these joint ventures and partnerships, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these joint ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt Guarantees

In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans had variable interest rates, which created exposure in the form of market risk due to interest rate changes. In connection with the MacArthur Loan, we agreed to provide a construction completion guaranty with respect to the MacArthur Place renovation project which will be released upon payment of all project costs, receipt of a certificate of occupancy and release of any and all contractor liens. In addition, we provided a loan repayment guaranty of 50% of the MacArthur Loan outstanding loan principal and accrued unpaid interest, as well as a guarantee with respect to other customary carve-out matters such as bankruptcy and environmental matters. At December 31, 2019, the MacArthur Loan balance was $35.5 million resulting in a loan repayment guarantee of $17.8 million. Management has not recorded a liability for this amount as the fair value of the underlying asset is in excess of the MacArthur Loan balance at December 31, 2019. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. As of December 31, 2019, we are in compliance with this covenant.

Office Lease

The Company’s current office lease term ends on September 30, 2022. The lease commits the Company to rents totaling $0.8 million over the five year term, net of certain concessions granted.

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

•
Valuation of mortgage investments and REO assets - including information on how we evaluate the fair value of mortgage investments and REO assets, our sensitivity analysis performed around related assumptions, and when we record impairment losses on such investments;

•	Long-lived assets - including how we evaluate the fair value of long-lived assets and when we record impairment losses on long-lived assets;

•	Goodwill and intangible assets - including how we evaluate the fair value of reporting units and when we record an impairment loss on goodwill and intangible assets;

•
Income taxes - including information on how we determine our current year amounts payable or refundable, our estimate of deferred tax assets and liabilities, as well our provisional estimates of the current year impacts of the 2017 Tax Act;

•	Gains and losses on disposal of real estate owned - including information about how we measure and recognize gains and losses from sale or other disposition of real estate owned; and

•	Stock-based compensation - including information related to measurement and recognition of stock-based compensation expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this section is contained in the Consolidated Financial Statements of IMH Financial Corporation and Report of BDO USA, LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2019.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of December 31, 2019.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company, as a smaller reporting company under the rules of the SEC, is not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the board of directors of the Company, including its audit committee and audit committee financial expert, procedures for recommending nominees to the Board of Directors, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Information Regarding Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Name	Age	Title
Chadwick S. Parson	51	Chief Executive Officer and Chairman of the Board of Directors
Jonathan T. Brohard	51	Executive Vice President, General Counsel and Secretary
Samuel J. Montes	53	Chief Financial Officer

ITEM 11.	EXECUTIVE COMPENSATION.

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

3.34
Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

3.4	Certificate of Designation of Series B-4 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on September 27, 2019 and incorporated herein by reference).

4.1	Certificate of Designation of Series A Senior Perpetual Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.2
Third Amended and Restated Investment Agreement, dated as of May 31, 2018, by and among JPMorgan Chase Funding Inc., JCP Realty Partners, LLC, Juniper NVM, LLC, and the Company (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.43
Second Amended and Restated Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and JPMorgan Chase Funding Inc., dated September 25, 2019 (filed as Exhibit 4.1 to Current Report on Form 8-K on September 27, 2019 and incorporated by reference to the filing).

10.1
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

10.6
Series B-4 Cumulative Convertible Preferred Stock Subscription Agreement between the Company and JPMorgan Chase Funding Inc., dated as of September 25, 2019 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on September 27, 2019 and incorporated by reference to the filing).

10.7
Executive Employment Agreement, dated as of August 30, 2019, by and among Chadwick Parson, the Company, and IMH Management Services LLC, a wholly owned subsidiary of IMH (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 9, 2019 and incorporated by reference to the filing).

10.8
Consulting Services Agreement between the Company and ITH Partners, LLC, dated as of July 30, 2019 (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on November 14, 2019 and incorporated by reference to the filing).

10.9
Deferral and Consent Agreement, dated as of July 23, 2019 and effective as of April 1, 2019, between the Company, JPMorgan Chase Funding Inc., JCP Realty Partners, LLC, and Juniper NVM, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 29, 2019 and incorporated by reference to the filing).

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

Date:	March 30, 2020	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
Samuel J. Montes
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that Chadwick S. Parson, whose signature appears below constitutes and appoints Samuel J. Montes his true and lawful attorney-in-fact and agent, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chadwick S. Parson	Chief Executive Officer and Chairman	March 30, 2020
Chadwick S. Parson	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	March 30, 2020
Samuel J. Montes	and Principal Accounting Officer)

/s/ Leigh Feuerstein	Director	March 30, 2020
Leigh Feuerstein

/s/ Andrew Fishleder, M.D.	Director	March 30, 2020
Andrew Fishleder, M.D.

/s/ Daniel Rood	Director	March 30, 2020
Daniel Rood

/s/ Michael M. Racy	Director	March 30, 2020
Michael M. Racy

/s/ Lori Wittman	Director	March 30, 2020
Lori Wittman

/s/ Jay Wolf	Director	March 30, 2020
Jay Wolf

Exhibit Index

Exhibit No.	Description of Document

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

3.34
Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on February 12, 2018 and incorporated herein by reference).

3.4	Certificate of Designation of Series B-4 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on September 27, 2019 and incorporated herein by reference).

4.1	Certificate of Designation of Series A Senior Perpetual Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.2
Third Amended and Restated Investment Agreement, dated as of May 31, 2018, by and among JPMorgan Chase Funding Inc., JCP Realty Partners, LLC, Juniper NVM, LLC, and the Company (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 4, 2018 and incorporated by reference to the filing).

4.43
Second Amended and Restated Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and JPMorgan Chase Funding Inc., dated September 25, 2019 (filed as Exhibit 4.1 to Current Report on Form 8-K on September 27, 2019 and incorporated by reference to the filing).

10.1
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

10.6
Series B-4 Cumulative Convertible Preferred Stock Subscription Agreement between the Company and JPMorgan Chase Funding Inc., dated as of September 25, 2019 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on September 27, 2019 and incorporated by reference to the filing).

10.7
Executive Employment Agreement, dated as of August 30, 2019, by and among Chadwick Parson, the Company, and IMH Management Services LLC, a wholly owned subsidiary of IMH (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 9, 2019 and incorporated by reference to the filing).

10.8
Consulting Services Agreement between the Company and ITH Partners, LLC, dated as of July 30, 2019 (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on November 14, 2019 and incorporated by reference to the filing).

10.9
Deferral and Consent Agreement, dated as of July 23, 2019 and effective as of April 1, 2019, between the Company, JPMorgan Chase Funding Inc., JCP Realty Partners, LLC, and Juniper NVM, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 29, 2019 and incorporated by reference to the filing).

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

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
IMH Financial Corporation
Scottsdale, Arizona
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.
Change in Accounting Method Related to Leases
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases, and related amendments.
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
Phoenix, Arizona
March 30, 2020

IMH FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$7,925	$25,452
Funds held by lender and restricted cash	2,564	198
Mortgage loans, net	—	23,234
Real estate held for sale	25,505	7,418
Operating properties, net	45,199	33,866
Other real estate owned	33,341	33,727
Goodwill	15,357	15,357
Other intangibles, net	361	641
Other receivables	1,630	1,320
Investment in unconsolidated entities	3,753	—
Other assets	3,668	2,033
Property and equipment, net	305	393
Total assets	$139,608	$143,639

LIABILITIES
Accounts payable and accrued expenses	$8,383	$8,385
Accrued property taxes	305	305
Dividends payable	2,406	857
Accrued interest	162	653
Customer deposits and funds held for others	1,281	552
Notes payable, net of discount	51,277	36,314
Total liabilities	63,814	47,066

Series B redeemable convertible preferred stock, $.01 par value; 100,000,000 shares authorized; 12,427,941 and 10,552,941 shares outstanding; liquidation preference per share of $59,870 and $51,170 at December 31, 2019 and 2018, respectively	54,356	45,663
Series A redeemable preferred stock, 22,000 shares outstanding; liquidation preference per share of $22,000 at December 31, 2019 and 2018, respectively	21,805	21,747

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; 200,000,000 shares authorized; 18,929,496 and 18,596,774 shares issued at December 31, 2019 and 2018, respectively; 16,558,759 and 16,726,610 shares outstanding at December 31, 2019 and 2018, respectively	189	186
Less: Treasury stock, at cost, 2,370,737 and 1,870,164 shares at December 31, 2019 and 2018, respectively	(7,286)	(6,286)
Paid-in capital	701,379	708,523
Accumulated deficit	(718,790)	(692,876)
Total IMH Financial Corporation stockholders' equity (deficit)	(24,508)	9,547
Non-controlling interests	24,141	19,616
Total stockholders' equity (deficit)	(367)	29,163
Total liabilities and stockholders’ equity (deficit)	$139,608	$143,639

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2019	2018
Revenues
Operating property revenue	$10,473	$6,647
Mortgage loan income, net	1,909	2,588
Management fees, investment and other income	693	426
Total revenues	13,075	9,661
Operating Expenses
Operating property direct expenses (exclusive of interest and depreciation)	15,561	9,024
Expenses for non-operating real estate owned	314	606
Professional fees	4,869	4,202
General and administrative expenses	7,503	8,816
Interest expense	2,342	3,122
Depreciation and amortization expense	2,571	1,195
Total operating expenses	33,160	26,965
Other (income) expense
Gain on disposal of assets	(184)	(3,938)
Provision for (recovery of) credit losses, net	1,463	(1,968)
Impairment of real estate owned	1,475	581
Unrealized loss on derivatives	330	218
Settlement and related costs, net	1,300	—
Equity earnings from unconsolidated entities	(175)	—
Other (income) expense	4,209	(5,107)
Total costs and expenses, net	37,369	21,858
Loss, before provision for income tax	(24,294)	(12,197)
Provision for income taxes	—	—
Net Loss	(24,294)	(12,197)
Net income attributable to non-controlling interests	(1,620)	(1,144)
Cash dividends on Series B redeemable convertible preferred stock	(4,010)	(2,548)
Deemed dividend on Series B redeemable convertible preferred stock	(2,545)	(3,493)
Cash dividends on Series A redeemable preferred stock	(2,017)	(1,188)
Net Loss attributable to common shareholders	$(34,486)	$(20,570)
Loss per Common Share
Net basic and diluted loss per share	$(2.09)	$(1.23)
Weighted average common shares outstanding - basic and diluted	16,463,565	16,703,866
 The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2019 and 2018
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	18,079,522	$181	1,826,096	$(6,286)	$714,889	$(679,535)	$29,249	$6,562	$35,811
Net income (loss)	—	—	—	—	—	(13,341)	(13,341)	1,144	(12,197)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	14,257	14,257
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(408)	(408)
Hotel Fund syndication costs	—	—	—	—	(90)	—	(90)		(90)
Profit participation distribution to non-controlling interests (Note 6)	—	—	—	—	—	—	—	(1,939)	(1,939)
Issuance of common stock warrant, net of cost accretion	—	—	—	—	532	—	532	—	532
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(2,548)	—	(2,548)	—	(2,548)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(3,493)	—	(3,493)	—	(3,493)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(1,188)	—	(1,188)	—	(1,188)
Stock-based compensation	517,252	5	—	—	421	—	426	—	426
Relinquishment of Class C common stock to treasury	—	—	44,068	—	—	—	—	—	—
Balance at December 31, 2018	18,596,774	186	1,870,164	(6,286)	708,523	(692,876)	9,547	19,616	29,163
Net income (loss)	—	—	—	—	—	(25,914)	(25,914)	1,620	(24,294)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	7,518	7,518
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(1,397)	(1,397)
Acquisition of non-controlling interests	—	—	—	—	1,146	—	1,146	(2,753)	(1,607)
Reclassification of profit participation to liability	—	—	—	—	—	—	—	(463)	(463)
Hotel Fund syndication costs	—	—	—	—	(48)	—	(48)	—	(48)
Warrant and preferred equity cost accretion	—	—	—	—	(206)	—	(206)	—	(206)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(4,010)	—	(4,010)	—	(4,010)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(2,545)	—	(2,545)	—	(2,545)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(2,017)	—	(2,017)	—	(2,017)

Stock-based compensation	332,722	3	—	—	536	—	539	—	539
Tender offer repurchase	—	—	500,000	(1,000)	—	—	(1,000)	—	(1,000)
Relinquishment of Class B common stock to treasury	—	—	573	—	—	—	—	—	—
Balance at December 31, 2019	18,929,496	$189	2,370,737	$(7,286)	$701,379	$(718,790)	$(24,508)	$24,141	$(367)
The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(24,294)	$(12,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and option amortization	539	426
Gain on disposal of assets	(184)	(3,938)
Amortization of deferred financing costs	250	162
Depreciation and amortization expense	2,571	1,195
Accretion of mortgage income	(55)	(313)
Accretion of discount on note payable	263	963
Non-cash interest expense funded by loan draw	1,122	1,112
Impairment of real estate owned	1,475	581
Unrealized loss on derivatives	330	218
Provision for (recovery of) credit losses	2,598	(770)
Changes in operating assets and liabilities, net of business combination:
Accrued interest receivable	413	(253)
Other receivables	(556)	(155)
Other assets	(1,964)	(782)
Accrued property taxes	—	4
Accounts payable and accrued expenses	(4,007)	768
Customer deposits and funds held for others	729	(2,137)
Accrued interest	(1,001)	464
Total adjustments, net	2,523	(2,455)
Net cash used in operating activities	(21,771)	(14,652)

INVESTING ACTIVITIES
Proceeds from sale of mortgage note receivable	9,653	—
Mortgage loan principal receipts	7,638	—
Proceeds from sale of real estate owned and operating properties and other assets	836	8,692
Purchases of property and equipment	(26)	(16)
Mortgage loan investment and fundings	(4,638)	(3,000)
Investment in unconsolidated entities	(3,753)	—
Investment in real estate owned and operating properties	(12,170)	(16,676)
Restricted cash acquired through foreclosure	2,900	—
Net cash used in investing activities	440	(11,000)

FINANCING ACTIVITIES
Acquisition of non-controlling interests	(2,753)	—
Proceeds from notes payable	13,519	—
Repayments of notes payable	(11,190)	(28)
Dividends paid	(4,479)	(3,417)
Purchase of treasury stock	(1,000)	—
Proceeds from issuance of preferred equity	6,000	30,000

	Years Ended December 31,
	2019	2018
Equity issuance costs paid	—	(396)
Purchase of Interest rate cap	—	(548)
Contribution of Hotel Fund capital costs	(48)	(90)
Contributions from Hotel Fund investors	7,518	14,257
Distributions to Hotel Fund investors	(1,397)	(408)
Net cash provided by financing activities	6,170	39,370

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(15,161)	13,718
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	25,650	11,932
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$10,489	$25,650

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,199	$422
Cash paid for taxes	$—	$16
Non-Cash Investing and Financing Transactions:
Foreclosure on investment in mortgage loan	$7,625	$—
Acquisition of Operating property building and operations through foreclosure	$7,379	$—
Assumption of first mortgage, accrued interest and operating liabilities through foreclosure	$13,303	$—
Loan from JP Morgan Chase Funding, Inc., (a related party) for purchase of first mortgage on operating property	$11,000	$—
Lease liability arising from the recognition of right-of-use asset	$1,548	$—
Non-cash interest costs capitalized to operating property	$1,000	$—
Dividends payable	$2,406	$857
Fair value adjustment for partnership interest acquisition	$1,146	$—
Capital expenditures in accounts payable and accrued expenses	$803	$1,770
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

Over the past several years, we acquired certain operating properties through deed-in-lieu of foreclosure or purchase which have contributed significantly to our operating revenues and expenses in recent years. While our lending and investment activities decreased modestly from 2018 to 2019, our operating properties continued to drive the majority of Company revenues in fiscal 2019 and 2018.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (the “Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, (“SEC”). On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager, and converted into a Delaware corporation in a series of transactions that we refer to as the Conversion Transactions. As more fully described in Note 17, during the year ended December 31, 2019, the Company engaged an external investment manager in connection with the Company’s effort to reduce Company overhead.

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

The Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain loan and guarantor enforcement and collection efforts. These entities have been consolidated in the accompanying consolidated financial statements based on the extent of the Company’s controlling financial interest in each such entity. During 2019, we participated in a joint venture sponsored and managed by an affiliate of one of our preferred shareholders, the purpose of which was to provide mezzanine financing on a hotel development in Albuquerque, New Mexico. Since we neither control, manage nor own a majority of joint venture interest, we have accounted for this as an investment in unconsolidated entities. See Note 6 for a further discussion of the effects of the consolidation, our equity investments and VIEs.

All significant intercompany accounts and transactions have been eliminated in consolidation.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Liquidity and Going Concern

We require liquidity and capital resources for our general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating real estate owned (“REO”) assets, professional fees, general and administrative operating costs, loan enforcement costs, financing costs, debt service payments, and dividends to our preferred shareholders, as well as to acquire our target assets.

As of December 31, 2019, our accumulated deficit aggregated $718.8 million primarily as a result of previous provisions for credit losses recorded between 2008 and 2010 (due primarily to the erosion of the U.S. and global real estate and credit markets during those periods) relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets.

The Company has met its near-term liquidity requirements by, among other things, obtaining outside financing, selling mortgage loans, and selling the majority of our legacy real estate assets. During the fourth quarter of 2019, in order to meet impending liquidity requirements, we sold one of our mezzanine loan investments with a principal balance of $12.3 million at a discount incurring a loss of $2.6 million, reflected in provision for (recovery of) credit losses, net in the consolidated statements of operations. During the year ended December 31, 2019, we generated net cash of approximately $0.8 million (after payment of closing expenses and related indebtedness) from the sale of certain REO assets. In addition, subsequent to December 31, 2019, we sold a commercial office building (the “Broadway Tower”) in a cash sale for $19.5 million which, after selling expenses and payoff of underlying secured indebtedness of $11.0 million, netted $8.0 million in cash to the Company (Note 18).

In September 2019, the Company entered into a Series B-4 Cumulative Convertible Preferred Stock Subscription Agreement with JPMorgan Chase Funding Inc. (“JPM Funding”), pursuant to which JPM Funding purchased 1,875,000 shares of our Series B-4 Cumulative Convertible Preferred Stock, $0.01 par value per share, (the “Series B-4 Preferred Stock”), at a purchase price of $3.20 per share, for a total purchase price of $6.0 million. The Company is using the proceeds from the sale of these shares for general corporate purposes. Dividends on the Series B-4 Preferred Stock accrue at the rate of 5.65% per year.

In connection with the acquisition of MacArthur Place in October 2017, the Company entered into a building loan agreement and related agreements with MidFirst Bank in the amount of $32.3 million (the “MacArthur Loan”). The MacArthur Loan was modified during the first quarter of 2019 to increase the loan facility to $37.0 million and establish certain additional reserve accounts in the amount of $2.0 million for the completion of certain capital projects. The MacArthur Loan has an initial maturity date of October 1, 2020, with two one-year extension options available, contingent upon construction completion and repayment guarantees provided by the Company.

The modified MacArthur Loan required the Company to fund minimum equity of $27.7 million, all of which has been funded as of December 31, 2019. The Company has provided a loan repayment guaranty equal to 50% of the original loan’s principal amount, as well as a guaranty of interest and operating deficits and other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the loan term. The Company was in full compliance with such financial covenants as of December 31, 2019. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

Commencing in November 2017, the Company sponsored an offering under SEC Regulation D of up to $25.0 million of preferred limited liability company interests (the “Preferred Interests”) of the L’Auberge de Sonoma Resort Fund, LLC (the “Hotel Fund”), which was fully subscribed by the second quarter of 2019. The net proceeds of this offering were primarily used to (i) reimburse the Company for its initial $17.8 million common investment in the Hotel Fund and (ii) fund certain renovations and operating losses at the hotel.

As of December 31, 2019, we had cash and cash equivalents of $7.9 million, REO assets held for sale with a carrying value of $25.5 million and other REO assets with a carrying value of $33.3 million that we seek to dispose of within the next 12 months. As mentioned above, we sold our Broadway Tower commercial office building subsequent to December 31, 2019. We continue

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

As described in Note 15, at any time after July 24, 2020, each holder of our Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends as of the date of redemption. As of December 31, 2019, the aggregate Redemption Price for the Series B-1 and Series B-2 Preferred Stock would be approximately $39.6 million. In addition, pursuant to an agreement to extend the Redemption Date, a cash payment in the aggregate amount of $2.6 million is due and payable to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested. As further described in Note 15, the holders of the Series B-3 and B-4 Preferred Stock may require the Company to redeem, out of legally available funds, those share for $11.6 million and $8.7 million, respectively. The current holders of our Series B Preferred Stock are collectively referred to herein as the “Series B Investors”. We are presently in discussions with the Series B Investors regarding a restructuring of some or all of the terms of these securities. There is no assurance, however, that all or any of the Series B Investors will agree to restructure these securities, or if so, whether the terms will be beneficial to the Company.

We expect our primary sources of liquidity over the next twelve months to consist of our proceeds from the disposition of our existing REO assets, proceeds from borrowings and equity issuances, current cash, revenues from ownership or management of hotels, and investment income.

Historically, we have used proceeds from the issuance of preferred equity and/or debt, proceeds from the sale of our REO assets, and the liquidation of mortgages and related investments to satisfy our working capital requirements. During the fourth quarter of 2019, in order to meet impending liquidity requirements, we sold one of our mezzanine loan investments with a principal balance of $12.3 million at a discount incurring a loss of $2.6 million. As described above, we sold our Broadway Tower commercial office building in January 2020, netting $8.0 million in cash to the Company after payment of related debt. We also are in discussions with the holders of our Series B Preferred Stock regarding a restructuring or modification of those securities and our obligations. There can be no assurance that these efforts will be successful or that we will sell our remaining REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund our future operations, redeem our Series B-1 and B-2 Preferred Stock if so required, repay existing debt, or to implement our investment strategy. In the event we are unsuccessful in negotiating a deferral or restructuring of the terms of our Series B-1 and B-2 Preferred Stock, we will be required to fund the redemption of $39.6 million. In the absence of proceeds from asset sales, equity issuances or borrowings to fund the Redemption Price, the required redemption would likely render the Company insolvent. Moreover, our failure to generate sustainable earning assets and to successfully liquidate a significant portion of our REO assets will have a material adverse effect on our business, results of operations and financial position.

As more fully described in Note 18 to the consolidated financial statements, the Company may be materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In the absence of favorably resolving the matters described above, the collective nature of these uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Investment in Unconsolidated Entities

The Company holds ownership interests in an entity that does not meet the criteria under GAAP for consolidation. For this entity, the Company utilizes the equity method of accounting and records the net income and losses from the unconsolidated entity, as applicable, in equity earnings from unconsolidated entities in the accompanying consolidated statements of operations.

Comprehensive Income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items during the years ended December 31, 2019 and 2018. Accordingly, comprehensive income (loss) is equal to net income (loss) for those periods.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Cash and Cash Equivalents

Cash and cash equivalents are held in depository accounts with financial institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution or the FDIC or any other government agency. The Company has never experienced any losses related to these balances. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Funds Held by Lender and Restricted Cash

The balance sheet item, “Funds held by lender and restricted cash” includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes, which includes, among other things, property taxes and insurance. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$7,925	$25,452
Funds held by lender and restricted cash	2,564	198
Total cash, cash equivalents, and restricted cash	$10,489	$25,650

The balance of “Funds held by lender and restricted cash” includes property tax, insurance, and FF&E reserves, as well as construction related reserves for the MacArthur Loan. The December 31, 2019 balance also includes $0.4 million in an account maintained by the loan servicer on the Broadway Tower mortgage loan and is set aside for capital projects and tenant improvements. This account was acquired in connection with our foreclosure and acquisition of the Broadway Tower commercial office building in the second quarter of 2019.

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. ASC 606 defines a five-step process to achieve this core principle. The significant accounting policies as a result of the adoption of ASC 606 are set forth below.

Operating Property Revenues - Hotel Revenues

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

Operating Property Revenue - Commercial Real Estate Rental Revenue

The Company derives revenues from Broadway Tower, which, as more fully described in Notes 4 and 5, was acquired in May 2019. Rental revenue, which is reflected as operating property revenue in the consolidated statements of operations and is presented in the Mortgage and REO Legacy portfolio and other operations segment, represents revenue from the leasing of commercial office space at Broadway Tower to tenants, common area maintenance charges and parking space rental. Leases with tenants are classified as operating leases and revenue is recognized on a straight line basis over the term of the respective leases.

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

Unconsolidated Entities

The Company has held ownership interests in several entities that do not meet the criteria under GAAP for consolidation. For these entities, the Company utilizes the equity method of accounting and records the net income and losses from those unconsolidated entities, as applicable, in equity method income (loss) from unconsolidated entities in the accompanying consolidated statements of operations. As of December 31, 2019 one entity did not meet the criteria under GAAP for consolidation and as of December 31, 2018, all entities had been consolidated.

Advertising and Marketing Costs

Advertising costs are charged to expense as incurred. For 2019 and 2018, our operations incurred advertising costs of $0.9 million and $0.8 million, respectively. Advertising costs related to operations are included in operating property direct expenses and general and administrative expense in the accompanying consolidated statements of operations.

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

Operating Properties

Operating properties consist of both operating assets acquired through foreclosure and operating assets that have been purchased by the Company, which the Company has elected to hold for on-going operations. At December 31, 2019, our operating properties consisted of 1) MacArthur Place, a hotel and spa located in Sonoma, California, that was acquired through purchase in the fourth quarter of 2017, and 2) Broadway Tower, a commercial office building located in St. Louis, Missouri, acquired through a foreclosure action in May 2019. Broadway Tower was sold in January 2020 and, accordingly, is included in real estate held for sale in the accompanying consolidated balance sheet.

Other Real Estate Owned

Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not currently being marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months.

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Costs to develop, and improve or extend the life of property and equipment are capitalized, while costs for normal repairs and maintenance are expensed as incurred. Depreciation and amortization are computed on a straight line basis over the estimated useful life of the related assets, which range from 5 to 29 years. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by us relating to the assets sold are insignificant. Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments.

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

The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount is reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and is reasonably estimable, then the nature of the contingent liability and the estimated loss or range of loss, if determinable and material, is disclosed.

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

Series B Cumulative Convertible Preferred Stock

The Company’s Series B-1, B-2, B-3 and B-4 Cumulative Convertible Preferred Stock (collectively, the “Series B Preferred Stock”) is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price equal to of the greater of (i) the specified redemption premium of the original share purchase price or (ii) the tangible net book value per share at redemption. The Series B Preferred Stock is reported in the mezzanine equity section of the accompanying consolidated balance sheet.  Since the Series B Preferred Stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company has elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance. The Company is required to assess whether the Series B Preferred Stock is redeemable at each reporting period.

A roll forward of the balance of Series B Preferred Stock for the years ended December 31, 2019 and 2018 is as follows (in thousands):

Balance at December 31, 2017	$34,859
Issuance of redeemable convertible preferred stock, less issuance costs and warrant accretion	7,311
Deemed dividend on redeemable convertible preferred stock	3,493
Balance at December 31, 2018	45,663
Issuance of redeemable convertible preferred stock	6,000
Issuance costs and warrant accretion	148
Deemed dividend on redeemable convertible preferred stock	2,545
Balance at December 31, 2019	$54,356

Series A Redeemable Preferred Stock

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

As described in Note 15, the Company issued 22,000 shares of Series A Preferred Stock to JPM Funding for gross proceeds of $22.0 million during the year ended December 31, 2018. While the Series A Preferred Stock ranks senior to all other classes or series of shares of preferred or common stock, it does not have voting rights, is not convertible to common stock and has no stated redemption date. After five years, the holder of these shares has put rights to require the Company to redeem all of the shares at the redemption price. However, since the Series A Preferred Stock maintains characteristics of both debt and equity as of the reporting date, it has been presented in the mezzanine equity section of the accompanying consolidated balance sheets in accordance with GAAP.

A roll forward of the balance of Series A Redeemable Preferred Stock for the year ended December 31, 2019 is as follows (in thousands):

Balance at December 31, 2017	$—
Issuance of redeemable preferred stock	22,000
Less issuance costs, net of accretion	(253)
Balance at December 31, 2018	21,747
Accretion of issuance costs	58
Balance at December 31, 2019	$21,805

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

Leases

Lessee Accounting

The Company adopted the provisions of Accounting Standards Update 2016-02, Leases, effective January 1, 2019. We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are recorded in “Other assets” and operating lease liabilities are recorded in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet (Note 13). Finance leases, none of which existed as of the adoption of Accounting Standards Codification (“ASC”) 842 or as of December 31, 2019, would be reflected in property and equipment and other liabilities in our consolidated balance sheets.

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

We have elected the practical expedient and therefore we account for the lease and non-lease components as a single lease component for all classes of underlying assets. Further, we elected to adopt a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

Lessor Accounting

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

On May 29, 2019, the Company acquired the Broadway Tower, a commercial office building, which leases office space to various tenants. The assumed leases were previously accounted for according to ASC 840 and were classified as operating leases.  The Company did not reassess the lease classification as allowed under the practical expedient package elected by the Company.

Pursuant to ASC 842 – 30, the Company will classify a lease as a sales – type lease if: (i) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2019, none of our leases, as a lessor, met the above criteria to be classified as a sale – type lease.

Pursuant to ASC 842 – 30, when none of the sales-type lease classification criteria are met, a lessor would classify the lease as a direct financing lease when both of the following criteria are met: (i) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments and/or any other third party unrelated to the lessor equals or exceeds substantially all (90% or more) of the fair value of the underlying asset and (ii) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. As of December 31, 2019, none of our leases, as a lessor, met the above criteria to be classified as a financing lease.

Pursuant to ASC 842 – 30, a lessor would classify a lease as an operating lease when none of the sales-type or direct financing lease classification criteria are met. As of December 31, 2019, all leases of the Company’s rental properties were classified as operating leases.

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as commercial real estate rental revenue. Non-lease components included in commercial real estate rental revenue include certain tenant reimbursements for maintenance services, (including common-area maintenance services or “CAM”). Variable consideration for costs that are not contract components (e.g., real estate taxes, utilities) are excluded from total consideration and would be recorded as incurred by the lessee and earned by the lessor. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, ASC 842-30 has been applied to these lease contracts for both types of components.

The Company has elected to present sales tax and other tax collections in the consolidated statements of operations on a net basis and, accordingly, such taxes are excluded from reported revenues.

Earnings per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) reduced by preferred stock dividends and amounts allocated to certain non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution to EPS that occurs if securities are exercised or converted as calculated using the treasury stock method.

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

Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the optional transition method. The Company elected the practical expedient package outlined in ASU No. 2016-02 under which we did not have to reassess whether an arrangement contains a lease, we carried forward our previous classification of leases as operating, and we did not have to reassess previously recorded initial direct costs. There was an increase in assets of $1.6 million and liabilities of $1.7 million due to the recognition of the required ROU asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.1 million related to existing deferred rent that reduced the ROU asset recorded. The adoption of this standard did not have an impact in our consolidated statements of operations.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASU 2016-13). The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For smaller reporting public companies, this update will be effective for interim and annual periods beginning after December 15, 2022, as amended by the FASB in 2019. We have not yet determined the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements and related disclosures.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

The Company has preliminarily determined that there will be no material impact of the adoption of this guidance on its financial statements and related disclosures.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — REVENUE

The following is a breakdown of revenue by source for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Operating property revenue
Commercial real estate rental revenue	$2,890	$—
Rooms	3,808	3,748
Food and beverage	2,737	1,641
Banquet	251	346
Spa and fitness center	520	635
Other	267	277
Total operating property revenue	10,473	6,647
Mortgage loan income, net	1,909	2,588
Management fees, investment and other income	693	426
Total revenue	$13,075	$9,661

NOTE 4 — MORTGAGE LOANS, NET

Lending Activities

During the year ended December 31, 2019, the Company funded $4.6 million under a $13.1 million construction loan commitment that was originated in 2018 which was subsequently refinanced by the borrower who repaid the loan in full in the fourth quarter of 2019. In addition, during the year ended December 31, 2019, we sold a $12.3 million mezzanine loan at a discount and recorded a corresponding provision for credit loss of $2.6 million, which is reflected in the accompanying consolidated financial statements.

During the year ended December 31, 2018, the Company originated two new loans. In addition to the construction loan described in the above paragraph, the Company originated a mortgage loan for $3.0 million bearing annual interest at 6% plus one-month LIBOR (subject to an 8% interest rate floor), and an exit fee equal to 1% of the principal balance. This loan was repaid in full during the year ended December 31, 2019.

A roll-forward of loan activity for the years ended December 31, 2019 and 2018 follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET - continued

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance at December 31, 2017	$31,820	$530	$(12,682)	$19,668
Additions:
Mortgage loan originated	3,000	—	—	3,000
Accretion of mortgage income	748	—	(381)	367
Accretion of origination fees	16	—	—	16
Accrued interest revenue	—	2,190	—	2,190
Reductions:
Mortgage loan origination fee	(70)		—	(70)
Principal and interest repayments	—	(1,937)	—	(1,937)
Balance at December 31, 2018	35,514	783	(13,063)	23,234
Additions:
Construction loan draws	4,639	—	—	4,639
Accretion of mortgage income	55	—	—	55
Accrued interest revenue	—	1,645	—	1,645
Reductions:
Principal foreclosure	(8,006)	(750)	381	(8,375)
Non-cash provision for credit losses	(2,598)	—	—	(2,598)
Mortgage loan sale	(9,653)	—	—	(9,653)
Principal and interest repayments	(7,639)	(1,308)	—	(8,947)
Balance at December 31, 2019	$12,312	$370	$(12,682)	$—

As of December 31, 2019, the Company had two loans outstanding with an aggregate average principal and interest balance of $6.3 million, both of which were non-performing and have been fully reserved with a zero carrying value. As of December 31, 2018, the Company had six loans outstanding with an aggregate average principal and interest balance of $6.0 million, three of which were performing with an aggregate average outstanding principal and accrued interest balance of $7.7 million and bearing an interest rate of 9.4%. As of December 31, 2018, two non-performing loans have been fully reserved and have a zero carrying value. During the years ended December 31, 2019 and 2018, we recorded mortgage interest income of $1.9 million and $2.6 million, respectively. As of December 31, 2019 and 2018, the valuation allowance was $12.7 million and $13.1 million, respectively and represented 100.00% and 37.11%, respectively, of the total outstanding loan principal and accrued interest balances.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in various states, as presented below. As of December 31, 2019 and 2018, the geographical concentration of our loan balances by state was as follows (dollar amounts in thousands):

	December 31, 2019					December 31, 2018
	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#
California	$12,682	$(12,682)	$—	100.0%	2	$12,682	$(12,682)	—	34.9%	2
Missouri	—	—	—	—%	—	8,317	(381)	7,936	22.9%	1
Texas	—	—	—	—%	—	12,298	—	12,298	33.9%	1
New York	—	—	—	—%	—	3,000	—	3,000	8.3%	1
Arizona	—	—	—	—%	—	—	—	—	—%	1
Total	$12,682	$(12,682)	$—	100.0%	2	$36,297	$(13,063)	$23,234	100.0%	6

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET - continued

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate and one-month LIBOR. As of December 31, 2019 and 2018, the Prime Rate was 4.8% and 5.5%, respectively. As of December 31, 2019 and December 31, 2018, the one-month LIBOR was 1.8% and 2.5%, respectively.

As of December 31, 2019, we had two loans with principal and interest balances totaling $12.7 million and a weighted average interest rate of 12.0% were non-performing loans, of which both were fully reserved.

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

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balances of mortgage investments, net of the valuation allowance, as of December 31, 2019 and 2018, have scheduled maturity dates as follows (dollar amounts in thousands):

December 31, 2019
Quarter	Outstanding Balance	Percent	#
Matured	$12,682	100.0%	2
Total principal and interest	12,682	100.0%	2
Less: valuation allowance	(12,682)
Mortgage loans, net	$—

December 31, 2018
Quarter	Outstanding Balance	Percent	#
Matured	$20,999	57.9%	3
Q4 2019	15,298	42.1%	3
Total principal and interest	36,297	100.0%	6
Less: valuation allowance	(13,063)
Mortgage loans, net	$23,234

From time to time, we may modify certain terms of a loan or extend a loan’s maturity date in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured. We did not modify any loans during the years ended December 31, 2019 or 2018.

We do not expect payoffs to materialize for nonperforming loans past their maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

There were two mortgage loan payoffs during 2019 totaling $7.6 million and one mortgage loan sale, which was sold at a discount of $2.6 million for net proceeds of $9.7 million during year ended December 31, 2019. There were no mortgage loan payoffs during the year ended December 31, 2018.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET - continued

Summary of Existing Loans in Default

During the year ended December 31, 2019, we foreclosed on a mezzanine loan investment that went into default during 2018 and had a carrying value of $8.2 million as of the date of foreclosure. In May 2019, we foreclosed on the mezzanine loan collateral consisting of 100% of the membership interests in the limited liability company owning the underlying property. We recorded the acquired assets and assumed liabilities at fair value and consolidated the operations commencing on the foreclosure date. See additional discussion in Notes 5 and 8.

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2019 and 2018, respectively, loan principal and interest balances by concentration category (dollars in thousands):

	December 31, 2019			December 31, 2018
	Amount	%	#	Amount	%	#
Entitled Land	$12,682	100.0%	2	$12,682	34.9%	3
Existing structure	—	—%	—	23,615	65.1%	3
Total	12,682	100.0%	2	36,297	100.0%	6
Less: Valuation allowance	(12,682)			(13,063)
Mortgage loans, net	$—			$23,234

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

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2019 and 2018, respectively, outstanding principal and interest loan balances by expected end-use of the underlying collateral, were as follows (dollars in thousands):

	December 31, 2019			December 31, 2018
	Amount	%	#	Amount	%	#
Residential	$12,682	100.0%	2	$13,063	36.0%	3
Commercial	—	—%	—	23,234	64.0%	3
Total	12,682	100.0%	2	36,297	100.0%	6
Less: valuation allowance	(12,682)			(13,063)
Net carrying value	$—			$23,234

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

As of December 31, 2019, we have two outstanding non-performing loans that are fully reserved and had a zero carrying value. As of December 31, 2018, we had six outstanding loans, two of which were performing loans whose aggregate principal and interest carrying value totaled $15.4 million, representing 66% of our total loan portfolio net carrying value. Due to the limited size of our mortgage portfolio, during the year ended December 31, 2019, 3 individual loans, which have been either sold or repaid as of December 31, 2019 accounted for substantially all of total mortgage income for the year. Similarly, during the year ended

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE LOANS, NET - continued

December 31, 2018, three individual loans with average aggregate principal balances totaling $22.9 million accounted for substantially all of total mortgage loan income for the year.

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

As of December 31, 2019, we held total REO assets of $104.0 million, of which $25.5 million were held for sale, $45.2 million were held as operating properties, and $33.3 million were classified as other real estate owned. At December 31, 2018, we held total REO assets of $75.0 million, of which $7.4 million was held for sale, $33.9 million were held as operating properties and $33.7 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of December 31, 2019 and 2018, respectively, by method of acquisition, is as follows (in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Real Estate Held for Sale	$26,065	$7,418	$61	$—	$(621)	$—	$25,505	$7,418
Operating Properties	—	—	47,440	34,550	(2,241)	(684)	45,199	33,866
Other Real Estate Owned	33,341	33,727	—	—	—	—	33,341	33,727
Total	$59,406	$41,145	$47,501	$34,550	$(2,862)	$(684)	$104,045	$75,011

A summary of operating properties and REO assets owned as of December 31, 2019 and 2018, respectively, by state, is as follows (dollars in thousands):

	December 31, 2019
	Operating Properties		Held For Sale		Other Real Estate Owned		Total
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	1	$45,199	1	$137	1	$252	3	$45,588
Texas	—	—	1	2,760	—	—	1	2,760
Arizona	—	—	3	2,971	—	—	3	2,971
Minnesota	—	—	2	1,532	—	—	2	1,532
Missouri	—	—	1	18,105	—	—	1	18,105
New Mexico	—	—	—	—	5	33,089	5	33,089
Total	1	$45,199	8	$25,505	6	$33,341	15	$104,045

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

	December 31, 2018
	Operating Properties		Held For Sale		Other REO		Total
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	1	$33,866	1	$137	1	$252	3	$34,255
Texas	—	—	1	2,761	1	216	2	2,977
Arizona	—	—	4	2,988	—	—	4	2,988
Minnesota	—	—	2	1,532	—	—	2	1,532
New Mexico	—	—	—	—	5	33,259	5	33,259
Total	1	$33,866	8	$7,418	7	$33,727	16	$75,011

Following is a roll forward of REO activity for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Operating Properties	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balances at December 31, 2017	$20,484	1	$5,853	2	$38,304	15	$64,641
Additions:
Capital costs additions	14,066	—	243	—	2,080	—	16,389
Transfer	—	—	6,657	8	(6,657)	(8)	—
Reductions:
Cost of properties sold	—	—	(4,754)	(2)	—	—	(4,754)
Depreciation and amortization	(684)	—	—	—	—	—	(684)
General and administrative expenses	—	—	(581)	—	—	—	(581)
Balances at December 31, 2018	33,866	1	7,418	8	33,727	7	75,011
Additions:
Capital costs additions	33,091	—	—	1	248	—	33,339
Transfer	(19,580)	—	19,580				—
Reductions:
Cost of properties sold	—	—	(18)	(1)	(634)	(1)	(652)
Depreciation and amortization	(2,178)	—	—	—	—	—	(2,178)
Impairment of real estate owned	—	—	(1,475)	—	—	—	(1,475)
Balances at December 31, 2019	$45,199	1	$25,505	8	$33,341	6	$104,045

As described in Note 4, on May 29, 2019, we foreclosed on the membership interests of the limited liability company that owned and operated Broadway Tower, and as a result we acquired the membership interests and assumed the related liabilities of Broadway Tower, all of which were recorded at fair value in accordance with GAAP. The acquired assets consisted of a building, land, furniture and fixtures, operating and reserve cash, and tenant receivables totaling approximately $24.1 million. Liabilities assumed consisted of trade accounts payable and accrued liabilities, and accrued interest and principal on the first mortgage loan totaling approximately $16.3 million. In accordance with ASC 842, we recorded a right of use asset and related lease liability of $0.6 million. Subsequent to December 31, 2019, we sold Broadway Tower for $19.5 million at a loss of $1.5 million, which was recorded as an impairment as of December 31, 2019.

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

During the year ended December 31, 2019, the Company sold REO from two projects (in whole or portions thereof), for $0.8 million (net of transaction costs) resulting in a total net gain on sale of $0.2 million. During the year ended December 31, 2018, the Company sold REO from two projects (or portions thereof) for $8.7 million (net of transaction costs and other non-cash adjustments), resulting in a total net gain of $3.9 million.

REO Planned Development and Operations

In the fourth quarter of 2017, we acquired MacArthur Place and undertook a major renovation of the rooms, food and beverage facilities, meeting space, entry and check-in areas, as well as and furniture and fixtures, information technology and landscaping, which was underway during 2018 and 2019 and was substantially completed by the end of 2019. Through December 31, 2019, the Company incurred renovation costs totaling over $28.0 million, of which $12.9 million and $14.1 million was incurred during the years ended December 31, 2019 and 2018, respectively.

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses, and expenses for non-operating real estate owned in the accompanying consolidated statements of operations. For the years ended December 31, 2019 and 2018, these costs and expenses were $15.9 million and $9.6 million, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Total cash outlays for capitalized development costs totaled $12.2 million and $16.7 million for the years ended December 31, 2019 and 2018, respectively, and consisted primarily of renovation costs for MacArthur Place and well renovation costs incurred at our New Mexico properties’.

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

Based on our assessment of impairment on our REO assets held for sale and other REO assets, we recorded impairment charges of $1.5 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively. The 2019 impairment charge relates to the Broadway Tower asset and is based on the terms of sale of this asset which closed in January 2020.

Reclassification of Assets from Operating Properties to REO Held for Sale

In the fourth quarter of 2019, we reclassified Broadway Tower from an operating property to REO held for sale as a result of management’s decision and actions to dispose of that property. The property was sold in January 2020 as disclosed in Note 18.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS

Park City, Utah Lakeside Investment

During 2015, the Company, through a consolidated subsidiary, Lakeside DV Holdings, LLC (“Lakeside JV”), contributed $4.2 million in exchange for a 90% interest in a Park City, Utah real estate joint venture (“Lakeside JV”). Upon formation of Lakeside JV, the Company syndicated $1.7 million of its $4.2 million investment to several investors (“Syndicates”) by selling preferred equity interests in Lakeside JV.

During the year ended December 31, 2018, the Company sold the real estate holdings of Lakeside JV for $8.2 million resulting in a gain on sale of $3.5 million. A net cash distribution in the amount of $1.9 million was paid to the Syndicates, comprised of their return of capital and allocation of profits, less repayment of promissory notes described above and interest thereon. Lakeside JV retains a 50% interest in anticipated tax increment financing (“TIF”) to be paid by Wasatch County, Utah. Collection of such proceeds is contingent upon the development of the related real estate which has yet to occur. Accordingly, we have not recorded amounts that may be receivable under this arrangement until such time that those contingencies are satisfied.

Equity Interests Acquired through Guarantor Recoveries

In 2015, the Company acquired certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in satisfaction of an outstanding receivable from a court-appointed receiver advanced in connection with certain enforcement and collection efforts against the guarantor of a former borrower. The assets of such entities are primarily comprised of real estate holdings, rights to develop water and receivables from other related entities, and liabilities consist primarily of various amounts payable to related entities.

The Company presently holds general and limited partner ownership interests in these entities ranging from 3.4% to 100.0%. The Company determined the partnerships are deemed to be variable interest entities and that through its general and limited partnership interests, the Company is the primary beneficiary of such entities because 1) it has the power to direct the activities of the entities that most significantly impact the economic performance of such entities, and 2) with the financial assistance provided to such entities, the Company has the risk of absorbing losses or rights to receive benefits that could be potentially significant to the entities; as such, they should be consolidated. Intercompany receivables and liabilities have been eliminated in consolidation in the accompanying consolidated financial statements.

A subsidiary of the Company has advanced a total of $5.0 million to five of the partnerships pursuant to promissory notes and related agreements in order to fund various partnership operating costs and water well infrastructure development costs. The partnership notes are cross-collateralized and secured by the assets of the respective partnerships, bear annual interest rates ranging from the JP Morgan Chase prime rate plus 2.0% (6.75% at December 31, 2019) to 8.0%. These notes are in default and the Company is exploring its enforcement options. As a result of the consolidation of the related entities, the notes receivable and notes payable and related interest amounts have been eliminated in consolidation.

The Company’s consolidated financial statements include the assets, liabilities and results of operations of variable interest entities (“VIEs”) for which the Company is deemed to be the primary beneficiary. The interests of the other VIE equity holders are reflected in net income (loss) attributable to non-controlling interests in the accompanying consolidated statements of operations and non-controlling interest in the accompanying consolidated balance sheets.

L’Auberge de Sonoma Hotel Fund

In October 2017, the Company, through various subsidiaries, acquired MacArthur Place for a purchase price of $36.0 million. The acquisition of MacArthur Place was funded partially using loan proceeds from MidFirst Bank and the balance was contributed by the Company through the Hotel Fund, which at the time was capitalized exclusively by the Company. In the fourth quarter of 2017, the Company sponsored and commenced an offering of up to $25.0 million of Preferred Interests in the Hotel Fund, which was fully subscribed during the second quarter of 2019. The net proceeds of this offering were used to (i) redeem a portion of the Company’s initial capital contribution to the Hotel Fund, and (ii) fund certain renovation costs of MacArthur Place.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS - continued

Purchasers of the Preferred Interests in the Hotel Fund (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). Prior to the sale or other disposition of MacArthur Place, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company is required to provide the funds necessary to pay the Preferred Distribution for such month. Such payments by the Company are treated as additional capital contributions and the Company’s capital account in the Hotel Fund is increased by such amount. As of December 31, 2019, the Company had funded $2.0 million of Preferred Distributions. Moreover, the Company has agreed to fund, in the form of common capital contributions, up to 6.0% of the offering’s gross proceeds as selling commissions and up to 1.0% of the offering’s gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund, which totaled $0.1 million as of December 31, 2019. In addition, the Company has funded the Hotel Fund’s operating deficit and related activities in the form of non-interest bearing advances in the amount of $8.4 million and $2.4 million as of December 31, 2019 and 2018, respectively.

Excluding the non-interest bearing advances for operating deficits, the funding of Preferred Distributions and broker-dealer commissions and expenses included in our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a sale of MacArthur Place. Additionally, upon the refinance or sale of all or a portion of MacArthur Place, Preferred Members are entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to 12.0% on the Preferred Interests. Upon a sale of MacArthur Place, the Fund may distribute 10.0% of any excess cash available after the payment of the Additional Preferred Distribution to the Preferred Members pro rata in proportion to the Preferred Interests owned. Any excess amounts are retained by the Company.

As of December 31, 2019 and 2018, the Hotel Fund had sold Preferred Interests in the aggregate amount of $22.5 million and $15.0 million, respectively, which is included in non-controlling interests in the accompanying consolidated balance sheets, while the Company’s preferred interest in the Hotel Fund totaled $2.5 million and $1.7 million at December 31, 2019 and 2018, respectively. The Hotel Fund made Preferred Distributions of $1.4 million and $0.4 million during the years ended December 31, 2019 and 2018, respectively. The Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly we have consolidated the Hotel Fund in our consolidated financial statements.

Investment in Unconsolidated Entities

During the year ended December 31, 2019, the Company entered into a joint venture agreement with Juniper New Mexico, LLC and Juniper Bishops Manager, LLC (both related parties of Jay Wolf, a director of the Company) to participate in a $10.0 million mezzanine loan to be used to finance the renovation of a luxury resort located in Santa Fe, New Mexico. The mezzanine loan is secondary to a senior mortgage loan funded by an unrelated party. The joint venture is named Juniper Bishops, LLC (“Juniper Bishops” or the “JV”), and is sponsored and managed by Juniper Bishops Manager, LLC, which manages and controls the joint venture. IMH’s subsidiary, IMH Bishops Lodge Mezz Lender, LLC (“IMH BL Mezz Lender”) is a limited member in the joint venture and does not manage, control or have any decision-making powers nor is it the primary beneficiary, and therefore, it is not consolidated. As such, we have accounted for this investment using the equity method of accounting. IMH BL Mezz Lender’s maximum commitment under this investment is $3.9 million (or 39% of the $10.0 million loan), of which $3.8 million was funded as of December 31, 2019, and balance was funded subsequent to December 31, 2019. Under the terms of the mezzanine loan agreement, the interest rate of the loan is based on the one-month LIBOR plus 15% with a LIBOR floor of 2.4%, and of which 6.0% is accrued and deferred, and the balance is paid on a current basis. While the Company is entitled to a 7% return under the terms of the JV agreement, the Company expects to receive a total preferred annualized return of 11.4%, less a management fee of 1.5%, of which 5.4% is payable quarterly in arrears, with the remaining 6.0% accrued and to be paid upon maturity in June 2021. During the year ended December 31, 2019, the Company earned a $0.1 million loan origination fee, $0.2 million in earnings on the investment, and recorded a receivable of $0.1 million as of December 31, 2019.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS - continued

Consolidated Variable Interest Entities

The following table summarizes the carrying amounts of the above referenced entities’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2019 and 2018 (in thousands, net of intercompany eliminations):

	December 31, 2019	December 31, 2018
Total assets	$99,990	$85,240
Total liabilities	59,920	37,770
Net loss	(8,550)	(2,720)
The Company’s maximum exposure to loss consists of its combined equity in those entities which totaled $28.8 million as of December 31, 2019.

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

During the year ended December 31, 2018, we entered into an interest rate cap in connection with the mortgage loan on MacArthur Place with a notional amount of $36.0 million and a rate cap of 2.2%. The interest rate cap had an effective date of March 21, 2018 and terminates on March 1, 2021. This instrument was not designated as a cash flow hedge. During the year ended December 31, 2019, we recorded an adjustment of $0.3 million to adjust the interest rate cap to its fair value, which was zero at December 31, 2019, and $0.3 million as of December 31, 2018.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are based on assumptions that we believe market participants for those assets would also use. During the years ended December 31, 2019 and 2018, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant REO assets. In addition, our fair value analysis included a consideration of management’s pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2019 and 2018:

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

3.
For the years ended December 31, 2019 and 2018, we performed an internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the property, our direct knowledge of local market activity affecting the property, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since our previous analysis for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

4.
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

Following is a table summarizing the methods used by management in estimating fair value as of December 31, 2019 and 2018:

	December 31, 2019
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Basis for valuation	#	Percent	#	Percent	#	Percent
Third party valuations	0	—%	2	19.4%	5	99.2%
Third party offers	0	—%	3	77.0%	1	0.8%
Management analysis	2	100.0%	3	3.6%	0	—%
Total portfolio	2	100.0%	8	100.0%	6	100.0%

	December 31, 2018
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Basis for valuation	#	Percent	#	Percent	#	Percent
Third party valuations	1	34.2%	1	18.7%	6	98.2%
Third party offers	0	—%	3	39.5%	1	1.8%
Management analysis	5	65.8%	4	41.8%	0	—%
Total portfolio	6	100.0%	8	100.0%	7	100.0%

As of December 31, 2019 and 2018, the highest and best use for the majority of our real estate collateral, REO held for sale and other REO was deemed to be held for investment and/or future development, rather than being subject to immediate development.

A summary of the valuation approaches taken and key assumptions that we utilized to derive fair value, is as follows:

	December 31, 2019
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Valuation methodology	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	2	100.0%	5	23.0%	5	99.2%
Development approach	—	—%	—	—%	—	—%
Income capitalization approach	—	—%	—	—%	—	—%
Third party offers	—	—%	3	77.0%	1	0.8%
Total portfolio	2	100.0%	8	100.0%	6	100.0%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

	December 31, 2018
	% of Carrying Value
	Mortgage Loans, Net		Real Estate Held for Sale		Other REO
Valuation methodology	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	6	100.0%	7	62.8%	7	100.0%
Development approach	—	—%	—	—%	—	—%
Income capitalization approach	—	—%	—	—%	—	—%
Third party offers	—	—%	1	37.2%	—	—%
Total portfolio	6	100.0%	8	100.0%	7	100.0%

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

Fair Value Measurements of Derivative Instrument

As described in Note 7, during the year ended December 31, 2018, we purchased an interest rate cap in order to mitigate our risk on variable debt against rising interest rates. In order to estimate the fair value of this derivative instrument, we use valuation reports from the third party broker who issued the derivative instrument. The report contemplates fair value by using inputs, including market-observable data such as U.S dollar and foreign-denominated interest rate curves, foreign exchange rates, volatilities, and information derived from or corroborated by that market-observable data which are classified as Level 2 inputs in the fair value hierarchy. The fair value method does not contemplate credit valuation adjustments (“CVA”) which would be a Level 3 input as the CVA uses credit spreads which are generally unobservable to the market. The fair value used in these financial statements approximate fair value without the CVA. As of December 31, 2019, the fair value of the interest rate cap was zero and we recorded an unrealized loss on derivative instruments of $0.3 million during the year ended December 31, 2019.

Fair Value Measurements of Equity Securities

As described elsewhere in this Form 10-K, during the year ended December 31, 2019, we issued 1,875,000 shares of Series B-4 Preferred Stock. In order to estimate the fair value of the securities issued in these transactions pursuant to applicable accounting guidance, we engaged a third party valuation firm to assist us in our fair value assessment as our securities are not traded on an open exchange. In estimating fair value, the valuation firm considered the negotiated terms of these transactions, utilized certain

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE – continued

current and prospective financial and operational data provided by management, obtained financial and other data from various public, financial and industry sources, and evaluated applicable economic and industry conditions as of the valuation date and their effects on the Company. Based on this valuation assessment, management estimated the fair value of the equity securities issued or granted in connection with the transaction as follows:

Subject securities	Estimated Fair Value per Share
Series B-4 Preferred Stock	$3.20

We accounted for the issuance of the Series B-4 Preferred Stock in accordance with applicable accounting guidance, under which we allocated the $6.0 million investment amount to the relative fair value of the Series B-4 Preferred Stock.

Valuation Conclusions

Based on the results of our evaluation and analysis, we did not record any non-cash provision for credit losses on our loan portfolio during the years ended December 31, 2019 and 2018. However, we recorded other net recoveries of investment and credit losses totaling $1.5 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively, resulting from (i) the receipt of cash and/or other assets from guarantors on certain legacy loans, (ii) insurance recoveries, and (iii) additional provisions for credit losses.

The Company recorded losses on impairment of REO of $1.5 million and $0.6 million during the years ended December 31, 2019 and 2018, respectively, to reflect current market conditions and management’s decision to implement a more aggressive pricing strategy to sell the related REO.

As of December 31, 2019, the valuation allowance totaled $12.7 million, representing 100.0% of the total outstanding loan principal and accrued interest balances. As of December 31, 2018, the valuation allowance totaled $13.1 million, representing 37.1% of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of December 31, 2019, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2019 based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

A summary of our assets measured at fair value on a nonrecurring basis as of December 31, 2019 for which losses were recorded during the year ended December 31, 2019 follows (in thousands):

Description	December 31, 2019	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Charges
REO held for sale	$18,105	$18,105	$—	$1,475
Derivatives	$—	$—	$—	$330

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

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of December 31, 2019 and 2018, our notes payable and special assessment obligations consisted of the following (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

	December 31,
	2019	2018
$37.0 million note payable to MidFirst Bank secured by a first lien on MacArthur Place, interest-only payments due monthly at the one month LIBOR (1.76% and 2.50% at December 31, 2019 and 2018, respectively) plus 3.25% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (total effective interest rate of 5.26% and 6.00% at December 31, 2019 and December 31, 2018, respectively), matures October 1, 2020 with two one-year extension options, with construction completion and partial repayment guarantees provided by the Company.	$35,454	$20,669
$11.0 million note payable to JPMorgan Chase Funding Inc. is secured by the $13.2 million first mortgage note on Broadway Tower, bears interest at one month LIBOR plus 3.45%, requires interest only payments and a balloon payment of unpaid principal and interest upon maturity. The initial maturity date is May 22, 2020, however this note payable was repaid in full in January 2020 in connection with the sale of Broadway Tower as disclosed in Notes 5 and 18.	11,000	—
$5.9 million note payable to Southwest Lending LLC secured by real estate in New Mexico, annual interest only payments based on the Wall Street Journal prime rate plus 3.0% through maturity on December 31, 2022 (8.5% and 8.25% at December 31, 2019 and 2018, respectively).	4,940	5,940
Unsecured note payable under class action settlement, face amount of $10.2 million, matured and paid in full on April 29, 2019.	—	9,899
$2.3 million special assessment bonds dated between 2002 and 2007, secured by the residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	61	90
Total notes payable	51,455	36,598
Less: deferred financing fees of notes payable	(178)	(284)
Total notes payable	$51,277	$36,314

Interest expense for the year ended December 31, 2019 was $2.3 million, exclusive of $1.0 million of capitalized interest related to the MacArthur loan. Interest expense for the year ended December 31, 2018 was $3.1 million. There was no capitalized interest in 2018.

Senior Indebtedness

MacArthur Place

In October 2017, we closed on a $32.3 million acquisition and construction loan from MidFirst Bank in connection with our purchase of MacArthur Place (the “MacArthur Loan”), of which $19.4 million was utilized for the purchase of MacArthur Place, approximately $10.0 million was set aside to fund planned hotel improvements, and the balance to fund interest reserves and operating capital. In March 2019, the Company entered into a loan modification agreement with MidFirst Bank under which the MacArthur Loan was modified to, among other things, increase the total loan facility from $32.3 million to $37.0 million, increase our equity requirement from $17.4 million to $27.7 million, increase our interest reserve balance, and require the Company to establish certain reserves, including a $2.0 million reserve for anticipated future spa renovations.

The principal balance of the MacArthur Loan was $35.5 million and $20.7 million at December 31, 2019 and 2018, respectively. The loan bears floating interest equal to the 30-day LIBOR rate (1.76% at December 31, 2019) plus 3.50%, which may be reduced by up to 0.25% if certain conditions are met. The loan has an initial term of three years subject to the right of the Company to extend the maturity date for two one-year periods, provided that the loan is in good standing and upon satisfaction of certain other conditions, including payment of an extension fee equal to 0.35% of outstanding principal per extension. The Company is required to make interest-only payments during the initial three year term. During the year ended December 31, 2019, the Company made draws totaling $14.7 million, of which $13.5 million represented renovation costs and operating draws and $1.2 million represented draws against the interest reserve on the loan. During the year ended year ended December 31, 2018, the Company made loan draws of $1.1 million representing draws against the interest reserve on the loan. The Company incurred deferred financing fees of $0.5 million which are being amortized over the term of the loan using the effective interest method.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty with respect to the planned improvement project which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. Preferred equity is included as a component of equity with respect to the minimum tangible net worth covenant. The Company was in compliance with these covenants and guarantees at December 31, 2019. In addition, the Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

New Mexico Land Purchase Financing

During 2015, the Company obtained seller-financing of $5.9 million in connection with the Company’s purchase of certain New Mexico real estate for $6.8 million. The note bears interest at the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”), recalculated annually, plus 2% through December 31, 2018, and at the WSJ Prime Rate plus 3% thereafter. Under the note, the Company was required to make interest only payments on December 31 of each year. The note had an initial maturity date of December 31, 2019. In December 2019, the parties modified the note to extend the maturity date to December 31, 2022 in exchange for a principal payment of $1.0 million by the Company. No other loan terms were modified nor were any fees paid to outside parties in connection with this debt modification.

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

All outstanding principal and interest on the EO Notes were paid on April 29, 2019.

JPMorgan Chase Funding Inc. Master Repurchase Agreement

As described in Note 5, during the year ended December 31, 2019, we foreclosed on the collateral securing a defaulted mezzanine note receivable consisting of 100% of the membership interests of a limited liability company that owned Broadway Tower, as a result of which we assumed its assets and liabilities, including a $13.2 million mortgage note payable secured by Broadway Tower. In a related transaction, a subsidiary of the Company purchased the $13.2 million first mortgage note. Since we owned the entity holding the first mortgage note as well as the entity that owed this obligation, the first mortgage loan and related interest have been eliminated in consolidation. The purchase of the first mortgage note was partially funded with an $11.0 million loan under a master repurchase agreement with JPM Funding. Subsequent to December 31, 2019, the $11.0 million note payable to JPM Funding was paid in full in connection with the sale of Broadway Tower, as described in Note 18.

Special Assessment Obligation

As of December 31, 2019 and 2018, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had remaining balances of $0.1 million and $0.1 million, respectively. The special assessment obligation is secured by certain parcels of land in Apple Valley North, Minnesota, held by the Company with a carrying value of $0.1 million as of December 31, 2019.

Our notes payable and special assessment obligations have the following scheduled maturities as of December 31, 2019 (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Year	Amount
2020	$46,481
2021	26
2022	4,948
Less: deferred financing costs of notes payable	(178)
Total	$51,277

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

Consolidated financial information for our reportable operating segments as of December 31, 2019 and 2018 and for the years then ended is summarized as follows (in thousands):

	December 31,
Balance Sheet Items	2019	2018
Total Assets
Mortgage and REO - Legacy portfolio and other operations	$66,266	$67,658
Hospitality and entertainment operations	67,510	52,753
Corporate and other	5,832	23,228
Consolidated total	$139,608	$143,639

Expenditures for additions to long-lived assets
Mortgage and REO - Legacy portfolio and other operations	$248	$2,323
Hospitality and entertainment operations	14,433	14,353
Corporate and other	26	16
Consolidated total	$14,707	$16,692

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2019
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$1,909	$—	$—	$1,909
Operating property, management fees, and other	3,058	7,583	525	11,166
Total revenue	4,967	7,583	525	13,075

Total operating expenses	5,952	18,129	9,079	33,160

Other (income) expense
Gain on disposal of assets, net	(184)	—	—	(184)
Provision for (Recovery of) credit losses	1,463	—	—	1,463
Impairment of real estate owned, net	1,475	—	—	1,475
Unrealized loss on derivatives	—	330	—	330
Settlement and related costs, net	—	—	1,300	1,300
Equity earnings of unconsolidated entities	(175)	—	—	(175)
Total other expense, net	2,579	330	1,300	4,209

Total costs and expense, net	8,531	18,459	10,379	37,369
Loss, before income taxes	(3,564)	(10,876)	(9,854)	(24,294)
Provision for income taxes	—	—	—	—
Net loss	$(3,564)	$(10,876)	$(9,854)	$(24,294)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2018
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Mortgage loan income	$2,588	$—	$—	$2,588
Operating property, management fees, and other	4	6,888	181	7,073
Total revenue	2,592	6,888	181	9,661

Total operating expenses	2,990	12,761	11,214	26,965

Other (income) expense
Gain on disposal of assets, net	(3,938)	—	—	(3,938)
Recovery of credit losses	(1,968)	—	—	(1,968)
Impairment of real estate owned, net	581	—	—	581
Unrealized loss on derivative	—	218	—	218
Total other (income) expense, net	(5,325)	218	—	(5,107)

Total costs and expense, net	(2,335)	12,979	11,214	21,858
Income (loss), before income taxes	4,927	(6,091)	(11,033)	(12,197)
Provision for income taxes	—	—	—	—
Net income (loss)	$4,927	$(6,091)	$(11,033)	$(12,197)

NOTE 11 — INTANGIBLE ASSETS AND GOODWILL

In connection with the purchase of MacArthur Place in 2017, we allocated a portion of the total purchase price to certain intangible assets and goodwill. Of the total $16.3 million allocated to purchased intangibles, $15.4 million, $0.8 million, $0.1 million were allocated to goodwill, customer relationships, and trade name and other, respectively.

The changes in the carrying amount of intangibles and goodwill allocated to our Hospitality and Entertainment Operations segment for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Goodwill	Other Intangible Assets, Net
Balance at December 31, 2017	$15,380	$958
Reductions:
Purchase price adjustment	(23)	—
Amortization expense	—	(317)
Balance at December 31, 2018	15,357	641
Reductions:
Amortization expense	—	(280)
Balance at December 31, 2019	$15,357	$361

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INTANGIBLE ASSETS AND GOODWILL - continued

A summary of our intangible assets and goodwill as of December 31, 2019 and 2018 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2019	2018	2019	2018	2019	2018
Amortizing Intangible Assets:
Trade name and other	$90	$90	$(29)	$(16)	$61	$74
Customer relationships	800	800	(600)	(333)	200	467
Non-Amortizing Intangible Assets:
Liquor license	100	100	—	—	100	100
Goodwill	15,357	15,357	—	—	15,357	15,357
	$16,347	$16,347	$(629)	$(349)	$15,718	$15,998

Trade name and other, and customer relationships have weighted-average useful lives from the date of purchase of 7.0 years and 3.0 years, respectively. Goodwill and our liquor license are not subject to amortization due to the indeterminable life of such assets. Amortization expense relating to our purchased intangible assets was $0.3 million for each of the years ended December 31, 2019 and 2018, respectively. We performed an impairment assessment on goodwill and intangible assets, and based on this assessment no impairment charges were recorded for the years ended December 31, 2019 and 2018. See Note 8 for further information regarding our valuation analysis for operating properties.

As of December 31, 2019, expected amortization expense for our purchased amortizing intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2020	$213
2021	13
2022	13
2023	13
2024	9
Total	$261

NOTE 12—PROPERTY AND EQUIPMENT

Operating Properties

Our operating property carrying values at December 31, 2019 consist of land and certain depreciable assets such as buildings, improvements, and furniture and equipment assets relating to MacArthur Place. A summary of these assets, at cost less accumulated depreciation and amortization, as of December 31, 2019 and 2018, follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—PROPERTY AND EQUIPMENT - continued

	December 31,
	2019	2018
Buildings and improvements	$32,742	$13,650
Furniture, fixtures and equipment	5,559	1,087
Computer equipment	1,538	6
Landscape	2,294	—
Total depreciable assets	42,133	14,743
Less accumulated depreciation and amortization	(2,411)	(855)
Total depreciable assets, net	39,722	13,888
Land	4,920	4,920
Construction in progress	557	15,058
Property and equipment, net	$45,199	$33,866

Our REO and operating property held for sale, and other REO consist of land and certain depreciable assets (prior to being classified as held for sale) such as buildings, improvements, and furniture and equipment assets. At December 31, 2019, the depreciable assets in this category relate exclusively to Broadway Tower. A summary of these assets, at cost less accumulated depreciation and amortization, as of December 31, 2019 and 2018, follows (in thousands):

	December 31,
	2019	2018
Buildings and improvements	$17,018	$—
Tenant Improvements	1,509	—
Furniture, fixtures and equipment	199	—
Total depreciable assets	18,726	—
Less accumulated depreciation and amortization	(621)	—
Total depreciable assets, net	18,105	—
Land	7,400	7,418
Property and equipment, net	$25,505	$7,418

Other Property and Equipment

In addition to these assets, the Company owns other property and equipment related primarily to our corporate activities, which consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Computer and communications equipment	$828	$802
Leasehold improvements	389	389
Furniture and equipment	42	42
Total depreciable assets	1,259	1,233
Less accumulated depreciation and amortization	(954)	(840)
Property and equipment, net	$305	$393

Depreciation and amortization on REO and corporate property and equipment is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 5 to 29 years. Depreciation and amortization expense recorded for our depreciable assets totaled $2.3 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES

Lessor

On May 29, 2019, we foreclosed on all of the membership interests of Hertz Broadway Tower, LLC, (“Hertz Broadway”), the owner of Broadway Tower.

As a result, we acquired Broadway Tower, its related assets and business operations, and assumed related liabilities. The Company assumed 60 commercial office leases for the building’s floor space and parking spaces.

Prior to this foreclosure transaction, Hertz Broadway accounted for the leases under ASC 840 - Leases. Thereafter, the Company adopted the requirements of ASU 2016-02 with respect to such leases. The lessor accounting model under ASU 2016-02 is similar to existing guidance, however, it limits the capitalization of initial direct leasing costs, such as internally generated costs. The adoption of ASU 2016-02 for these leases did not have an impact in our consolidated financial statements. The Company elected the practical expedient package outlined in ASU No. 2016-02 under which we were not required to reassess whether the agreements contain a lease. Accordingly, we carried forward the previous classification of the leases as operating and did not have to reassess previously recorded initial direct costs.

The Company’s operating leases have non-cancellable lease terms ranging between 0.5 years to 9.5 years as of December 31, 2019. Certain leases with tenants contain options to extend or terminate the lease agreements. The Company believes the residual value risk is not a primary risk because of the long-lived nature of the asset.

The following table presents minimum lease revenues and variable lease revenue for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018
Lease revenue
Fixed rent - Minimum lease revenue	$2,574	$—
Variable lease revenue	315	—
Total lease revenue	$2,889	$—

As disclosed in Note 18, Broadway Tower was sold subsequent to year end.

Lessee

We have operating leases for our corporate headquarters office space and certain office equipment. Our leases have remaining lease terms of between one to four years. The lease for our corporate office includes an option to extend the lease term for up to five years. This option is not included in the calculation of the ROU assets and lease liabilities because the Company is not reasonably certain that it will exercise the option. Lease expense was $0.3 million for each of the years ended December 31, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As disclosed in Note 17, Juniper Investment Advisors, LLC (“JIA”) has also sublet a portion of the Company’s office space. During the year ended December 31, 2019, we recorded expense reimbursements from JIA for the sublease of office space and certain overhead charges of $0.1 million.

Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and were $0.1 million for each of the years ended December 31, 2019 and 2018, respectively.

Supplemental cash flow information related to leases for the year ended December 31, 2019 (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES - continued

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$465
Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recorded upon adoption of ASC 842
Right-of-use assets	$1,574
Lease liabilities	$1,693

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows (thousands, except lease term and discount rate):

Operating leases
Operating lease right-of-use assets in other assets	$1,217

Operating lease liabilities in accounts payable and other accrued expenses	$1,311

Weighted average remaining lease term	2.8 years
Operating leases - Weighted average discount rate	7.1%

The following represents future payments on operating leases as of December 31, 2019 (in thousands):

Years ending	Amount
2020	$575
2021	577
2022	304
Total lease payments	1,456
Less imputed interest	(145)
Total	$1,311

As of December 31, 2018, future minimum lease payments required under these various lease agreements are as follows (in thousands):

Years ending	Amount
2019	$305
2020	307
2021	308
2022	233
Total	$1,153

NOTE 14 — INCOME TAXES

The Company recorded no tax benefit or expense during the years ended December 31, 2019 and 2018. A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 21% to the Company’s actual provision for income taxes and the effective tax rate for the years ended December 31, 2019 and 2018, respectively, is as follows (amounts in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — INCOME TAXES - continued

	2019		2018
	Total	%	Total	%
Computed Tax Benefit at Federal Statutory Rate of 21%	$(5,101)	21.0%	$(2,561)	21.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(708)	2.9%	(454)	3.7%
Change in Valuation Allowance	5,578	(22.9)%	3,245	(26.6)%
Rate change	68	(0.3)%	—	—%
Other true-up	17	(0.1)%	(267)	2.2%
Other Permanent Differences	146	(0.6)%	37	(0.3)%
Provision (Benefit) for Income Taxes	$—	—%	$—	—%

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets for continuing operations as of December 31, 2019 and 2018, respectively, were as follows (in thousands):

Deferred Tax Assets	2019	2018
Loss carryforward	$113,784	$106,676
Allowance for credit loss	2,512	2,619
Impairment of real estate owned	3,022	2,665
Reserve against judgment	8,687	9,826
Capitalized real estate costs	338	339
Accrued expenses	822	521
Stock based compensation	536	477
Fixed assets and other	(2,827)	(1,828)
Total deferred tax assets before valuation allowance	126,874	121,295
Valuation allowance	(126,874)	(121,295)
Total deferred tax assets net of valuation allowance	$—	$—

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

The temporary differences that gave rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which were recorded on our books but deferred for tax reporting purposes. As of December 31, 2019, we had approximately $58.9 million of built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, and approximately $474.8 million of federal and $279.9 million of state net operating loss (“NOL”) carryforwards, which will begin to expire in 2031. As of December 31, 2018, we had approximately $61.8 million of built-in unrealized tax losses and approximately $445.4 million of federal and $256.4 million of state NOL carryforwards.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — INCOME TAXES - continued

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
In 2017, the Company conducted an analysis to assess whether an ownership change has occurred since the Company’s formation. Based on the results of this analysis and updates to the original analysis in 2019, the Company believes it has not experienced a Section 382 ownership change since the Company’s formation. If such an ownership change were to occur, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382. The annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could be subject to additional adjustments. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization. Due to the existence of the valuation allowance provided against our deferred tax assets, future changes in the Company’s unrecognized tax benefits would not impact its effective tax rate. Any carryforwards that might expire prior to utilization as a result of a limitation under Section 382 would be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company has not identified any uncertain tax positions and does not believe it will have any material changes in the next 12 months. Interest and penalties accrued, if any, relating to uncertain tax positions will be recognized as a component of the income tax provision. However, since there are no uncertain tax positions, we have not recorded any accrued interest or penalties.

The Company is subject to U.S. federal and state taxes in the normal course of business, and its income tax returns are subject to examination by the relevant tax authorities.  Tax years 2016-2018 are still open for examination by Federal tax authorities and tax years 2015-2018 are generally open for examination by state tax authorities.  The Company has not utilized net operating loss carryforwards which were generated in the tax years 2010-2014, so the statute of limitations for these years remains open for purposes of adjusting the amounts of the losses carried forward from those years.

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2019 and 2018:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

		December 31,
		2019	2018
	Authorized	Total Issued	Total Issued
Common Stock
Common Stock	150,208,500	2,105,616	1,772,894
Class B Common Stock
Class B-1	4,023,400	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	3,811,342
Class B-3	8,165,700	7,735,169	7,735,169
Class B-4	781,644	627,579	627,579
Total Class B Common Stock	16,994,144	15,985,432	15,985,432
Class C Common Stock	15,803,212	838,448	838,448
Class D Common Stock	16,994,144	—	—
Total Common Stock	200,000,000	18,929,496	18,596,774
Preferred Stock
Series B Cumulative Convertible	100,000,000	12,427,941	10,552,941
Series A Redeemable	—	22,000	22,000
Total Preferred Stock	100,000,000	12,449,941	10,574,941
Total	300,000,000	31,379,437	29,171,715
Less: Treasury Stock		(2,370,737)	(1,870,164)
Total issued and outstanding		29,008,700	27,301,551

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of December 31, 2019 or 2018.

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

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

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

Preferred Stock

In 2014, the Company issued a total of 8.2 million shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B-1 and B-2 Preferred Stock”) to certain investor groups in exchange for $26.4 million (the “Preferred Investment”). Effective April 1, 2019, the holders of our Series B Preferred Stock agreed to a one-year extension of the redemption date for the shares of our Series B-1 and B-2 Preferred Stock they respectively hold in exchange for an aggregate payment by the Company of $2.6 million to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested.

In February 2018, JPM Funding purchased 2,352,941 shares of our Series B-3 Cumulative Convertible Preferred Stock, $0.01 par value per share (the “Series B-3 Preferred Stock”), at a purchase price of $3.40 per share, for a total purchase price of $8.0 million.

On September 25, 2019, JPM Funding purchased 1,875,000 shares of our Series B-4 Cumulative Convertible Preferred Stock, $0.01 par value per share (the “Series B-4 Preferred Stock”), and collectively with the Series B-1 Preferred Stock, Series B-2 Preferred Stock, and Series B-3 Preferred Stock, the “Series B Preferred Stock”), at a purchase price of $3.20 per share, for a total purchase price of $6.0 million.

Current holders of our Series B Preferred Stock are collectively referred to herein as the “Series B Investors.” Except for certain voting and transfer rights, and different dividend and redemption provisions of the Series B-3 and Series B-4 Preferred Stock described below, the rights and obligations of the Series B Preferred Stock are substantially the same.

The description below provides a summary of certain material terms of the Series B Preferred Stock:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for the Series B-1 and B-2 Preferred Stock and 5.65% for the Series B-3 and B-4 Preferred Stock, of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive additional dividends over the stated 8% dividend rate - see additional descriptions below. During year ended December 31, 2019 and 2018, we recorded preferred investment dividends on our Series B-1 and B-2 Preferred Stock of $3.5 million and $2.1 million, respectively, or $0.28 and $0.20 per preferred share, respectively, and there were no arrearages at December 31, 2019. Pursuant to the terms of the redemption extension described above, we accrued and recorded the cash consent payment due on the Series B-1 and B-2 Preferred Stock of $1.3 million during the year ended December 31, 2019 or $0.11 per preferred share. During years ended December 31, 2019 and December 31, 2018, we recorded preferred investment dividends on our Series B-3 Preferred Stock of $0.5 million and $0.4 million, respectively, or $0.04 and $0.04 per preferred share, respectively. During the year ended December 31, 2019, we recorded preferred investment dividends on our Series B-4 Preferred Stock of $0.1 million or $0.01 per preferred share.

•
Redemption upon Demand. At any time after July 24, 2020 in the case of Series B-1 and B-2 Preferred Stock, at any time after February 9, 2023 in the case of Series B-3 Preferred Stock, and at any time after September 24, 2024 in the case of Series B-4 Preferred Stock, or at any time in the event certain defaults have occurred if at least 85% of the holders choose, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share in the case of Series B-1 and B-2 Preferred Stock, and 145% in the case of Series B-3 and B-4 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Such events of default may include default on debt or non-appealable judgments against the Company in excess of certain balances, failure to comply timely with the Company’s reporting obligations under the Exchange Act, or proceedings or investigations against the Company relating to any alleged noncompliance with certain regulations.

Based on the initial Series B-1 and B-2 Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. Based on the initial Series B-3 Preferred Investment of $8.0 million, the Redemption Price would presently be $11.6 million, resulting in a redemption premium of $3.6 million. Based on the initial Series B-4 Preferred Investment of $6.0 million, the Redemption Price would presently be $8.7 million, resulting in a redemption premium of $2.7 million. In accordance with applicable accounting standards, Series B preferred stock is classified as temporary or “mezzanine” equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the holding term of the preferred stock. During years ended December 31, 2019 and 2018, we recorded amortization of the redemption premium of $2.5 million and $3.5 million, respectively, as deemed dividends to preferred shareholders.

•
Optional Redemption. If at any time a holder holds less than 15% of the number of shares of Series B Preferred Stock originally issued to it (subject to adjustment), the Company may elect to redeem all shares of Series B Preferred Stock held by such holder at a price equal to the greater of (i) 160% and 145% of the sum of original issue price for the Series B-1 and B-2 Preferred Stock and the Series B-3 and B-4 Preferred Stock, respectively, of (x) the original price per share, plus (y) any accrued and unpaid dividends, whether or not declared, until redeemed, and (ii) the sum of (x) the per share book value per share as of the date of such redemption, plus (y) any accrued and unpaid dividends, whether or not declared, until redeemed, with a 30-day notice given by the Company.

•
Liquidation Preference. Upon a “deemed liquidation event” of the Company, before any payment or distribution is made to or set apart for the holders of any junior ranking securities, the holders of shares of Series B Preferred Stock will be entitled to receive a liquidation preference of 150% and 145% of the sum of original issue price for the Series B-1 and B-2 Preferred Stock and the Series B-3 and B-4 Preferred Stock, respectively, plus all accrued and unpaid dividends, subject to other provisions.

•
Conversion. Each share of Series B Preferred Stock is convertible at any time by any holder thereof into a number of shares of Common Stock initially equal to the sum of the original price per share of Series B Preferred Stock plus all accrued and

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

unpaid dividends, divided by the conversion price then in effect. The initial conversion price is equal to the original price per share of Series B Preferred Stock, subject to adjustment. However, all issued and outstanding shares of Series B Preferred Stock will automatically convert into shares of Common Stock at the conversion price then in effect upon the closing of a sale of shares of Common Stock at a price equal to or greater than 2.25 times the original price per share of the Series B Preferred Stock, subject to adjustment, in a firm commitment underwritten public offering and the listing of the Common Stock on a national securities exchange resulting in at least $75.0 million of gross proceeds. At December 31, 2019, the 8.2 million shares of Series B-1 and B-2 Preferred Stock, the 2.4 million shares of B-3 Preferred Stock and the 1.9 million shares of the B-4 Preferred Stock are convertible into a corresponding number shares of Common Stock on a one-to-one basis.

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

On October 28, 2019, JPM Funding, in its capacity as the holder of Series B-2 Preferred Stock, elected Daniel Rood, Executive Director of JPM Funding, to serve on the Company’s board of directors pursuant to rights granted to JPM Funding under the Second Amended and Restated Certificate of Designation of the Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock, and Series B-3 Cumulative Convertible Preferred Stock, as amended, replacing Chadwick Parson as the Series B-2 Director following Mr. Parson’s departure from JPMorgan & Co. and the appointment of Mr. Parson as Chief Executive Officer and Chairman of the Board of Directors of the Company. In addition to serving on the Board of Directors of the Company, Mr. Rood serves on the Investment Committee.

•
Required Liquidation. Under the Second Amended and Restated Certificate of Designation authorizing the Series B Preferred Stock (the “Restated Certificate of Designation”), if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2020 in the case of the Series B-1 and B-2 Preferred Stock, February 9, 2023 in the case of the Series B-2 Preferred Stock, and September 24, 2024 in the case of the Series B-4 Preferred Stock, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company.

•
Other Restrictive Covenants. The Second Amended and Restated Certificate of Designation also contains certain restrictive covenants, which require the consent of a certain percentage of the holders of the Series B Preferred Stock as a condition to us taking certain actions, including without limitation the following: limit the amount of our operating expense or capital expenditure in excess of budgeted amounts; sell, encumber or otherwise transfer certain assets, unless approved in our annual budget subject to certain exceptions; dissolve, liquidate or consolidate our business; enter into any agreement or plan of merger or consolidation; engage in any business activity not related to the ownership and operation of mortgage loans or real property; hire or terminate certain key personnel or consultants; bankruptcy of a subsidiary; default on debt over certain thresholds that entitle the creditor to accelerate repayment; judgments against the Company over $2.0 million that are not timely cured or appealed; failure to file timely with the SEC; or commencement of legal proceedings or investigations in conjunction with noncompliance with regulations. Under the Second Amended and Restated Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

covenant for the year ended December 31, 2019 for certain expenses that exceeded the approved budget by more than 103%.  However, subsequent to December 31, 2019, we obtained a waiver of this breach from the Series B Investors.

The Second Amended and Restated Certificate of Designation contains numerous provisions relating to dividend preferences, redemption rights, liquidation preferences and requirements, conversion rights, voting rights, investment committee participation and other restrictive covenants with respect to the Series B Preferred Stock.

In connection with the issuance of the Series B-3 Preferred Stock, on February 9, 2018, the Company issued to JPM Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “JPM Warrant”). The JPM Warrant is exercisable at any time on or after February 9, 2021 for a two (2) year period, and has an exercise price of $2.25 per share. The JPM Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The JPM Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis. The warrant is classified as stockholders’ equity under the applicable guidance and was recorded at relative fair value at issuance as is described in Note 8.

Series A Redeemable Preferred Stock Issuance

On May 31, 2018, the Company entered into a Series A Senior Perpetual Preferred Stock Subscription Agreement (the “Series A Subscription Agreement”) with JPM Funding. pursuant to which, JPM Funding purchased 22,000 shares of Series A Preferred Stock, at a purchase price of $1,000 per share (the “Face Value”), for a total purchase price of $22.0 million.

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

Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. In addition, if any dividends or other amounts treated for U.S. federal tax income purposes as distributions with respect to the Series A Preferred Stock (“Distributions”) paid to a person treated as a corporation for U.S. federal income tax purposes that holds Series A Preferred Stock (a “Corporate Holder”) do not qualify in whole or in part for the benefit of the dividends received deduction (the “DRD”) under Section 243 of the Internal Revenue Code of 1986, as amended (the “Code”) because the Company does not have sufficient earnings and profits for U.S. federal income tax purposes with respect to all or a portion of such Distributions, then the Company shall make an additional distribution to such Corporate Holder as described in the Certificate of Designation of Series A Senior Perpetual Preferred Stock (the “Certificate of Designation”), but effectively in an amount equal to the tax benefit that would have otherwise been received by the Corporate Holder if the Distribution did qualify for the DRD (the “DRD Gross-Up Distribution”). If a Corporate Holder receives any dividend, Distribution (including any DRD Gross-Up Distribution) or other payment treated as a dividend under the Code that constitutes in whole or in part an “extraordinary dividend” under Section 1059(c)(1) of the Code or would otherwise be subject to Section 1059 of the Code (an “Extraordinary Dividend”), then the Company shall make an additional distribution to such Corporate Holder as described in the Certificate of Designation, but effectively in an amount equal to the tax benefit that would have otherwise been received by the Corporate Holder if the dividend, Distribution or other payment did not constitute an Extraordinary Dividend under Section 1059 of the Code (the “Section 1059 Gross-Up Distribution”). No Section 1059 Gross‑Up Distribution shall be payable with respect to any dividend or distribution paid after the second (2nd) anniversary of the initial issuance of the Series A Preferred Stock to any Corporate Holder other than JPM Funding. The Company may elect to pay a DRD Gross-Up Distribution or a Section 1059 Gross‑Up Distribution either in additional shares of Series A Preferred Stock having an aggregate Face Value equal to such DRD Gross-Up Distribution or Section 1059 Gross‑Up Distribution, respectively, or in cash, except that in connection with or following the disposition of the Series A Preferred Stock by such Corporate Holder, such payments shall be made in cash. For the year ended December 31, 2019 and 2018, we recorded DRD Gross-Up Distributions payable of $0.3 million and $0.2 million, respectively, and no Extraordinary Dividend or Section 1059 Gross-Up Distribution. During the year ended December 31, 2019 and 2018, we recorded a total of $2.0 million and $1.2 million of dividends (inclusive of the DRD Gross-Up Distributions) related to Series A Preferred Stock, respectively.

The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock can put the instrument for cash at any time on or after May 31, 2023 or in the event certain events or defaults occur, each as set forth

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

in the Series A Certificate of Designation. The provisions described above relating to the Real Estate Exemption are also applicable to the Series A Preferred Stock. Accordingly, a violation of that provision would result in an acceleration of the put rights of the holder of Series A Preferred Stock.

Series B and Series A Preferred stock are classified as mezzanine equity in the accompanying consolidated balance sheets.

Treasury Stock

On January 11, 2019, the Company concluded a tender offer to purchase up to 477,170 shares of Class B Common Stock and 22,830 shares of Class C common stock for $2.00 per share. The tender offer was over-subscribed and the 500,000 shares were purchased on a pro rata basis among the participating shareholders. The repurchase of these shares was treated as a treasury stock repurchase as reflected in the consolidated balance sheet. In addition, during the years ended December 31, 2019 and 2018, an aggregate of 573 shares of Class B common stock and 44,068 shares of Class C common stock were relinquished to the Company for no consideration to the shareholder, respectively.

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

During the year ended December 31, 2019, the Company issued 332,722 shares of common stock pursuant to previous restricted stock awards. During the year ended December 31, 2019, the Company granted 474,405 shares of restricted stock to certain executives of the Company, net of certain elections made by the executives under Section 83(b) of the Code and the award agreements, vesting in three equal parts on each of January 1, 2020, January 1, 2021, and January 1, 2022. We granted 117,449 options to employees pursuant to our Equity Incentive Plan during the year ended December 31, 2019 which have an exercise price of $2.69 per share and have an estimated fair value of $1.09 per option and all options vest over a three year term. During the year ended December 31, 2019, 67,715 options were forfeited.

During the year ended December 31, 2018, the Company issued 517,252 shares of common stock pursuant to previous restricted stock awards. During the year ended December 31, 2018, the Company granted 114,865 shares of restricted stock to certain executives of the Company, net of certain elections made by the executives under Section 83(b) of the Code and the award agreements, vesting in three equal parts on each of January 1, 2018, January 1, 2019, and January 1, 2020. We granted 110,979 options to employees pursuant to our Equity Incentive Plan during the year ended December 31, 2018. 30,000 of those options have an exercise price of $1.81 per share and have an estimated fair value of $0.73 per option. 80,979 of those options have an exercise price of $2.65 per share and have an estimated fair value of $1.06 per option. During the year ended December 31, 2018, 63,849 options were forfeited.

In addition, during the year ended December 31, 2018, the Company issued a total of 74,136 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan for fiscal year 2017. 44,132 of those shares have a fair value of $1.81 upon issuance and vested on June 29, 2018. 30,004 shares had a fair value upon issuance of $2.67 and vested on June 30, 2019.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

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

In order to estimate the fair value of the securities subject to these transactions pursuant to applicable accounting standards, we utilize information provided by an independent third-party valuation firm incorporating financial and other information, including prospective financial information, provided by us, as well as information obtained from various public, financial, and industry sources. Based on this analysis, management estimated the fair value of the restricted stock awards issued or granted for the years ended December 31, 2019 and 2018 was $1.65 and $2.67 per share, respectively.

For stock options issued during the years ended December 31, 2019 and 2018, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted which were as follows:

	December 31,
	2019	2018
Expected stock price volatility	40%	40%
Risk-free interest rate	2.5%	2.3%
Expected life of options (years)	5.5	5.5
Expected dividend yield	0	0
Discount for lack of marketability	25%	25%

A summary of stock option and restricted stock activity as of and for the years ended December 31, 2019 and 2018, is presented below:

	Stock Options				Restricted Stock
Outstanding At	Shares	Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)	Time-Based Restricted Shares
December 31, 2017	1,055,497	$6.74	0.0	$—	791,510
Granted	110,979	2.42	—	—	249,496
Exercised or vested	—	—	—	—	(517,252)
Forfeited, expired and other adjustments	(63,849)	(6.52)	—	—	—
December 31, 2018	1,102,627	5.25	0.3	—	523,754
Granted	117,449	2.69	—	—	443,372
Exercised or vested	—	—	—	—	(332,722)
Forfeited, expired and other adjustments	(67,715)	(6.77)	—	—	(82,176)
December 31, 2019	1,152,361	$6.15	1.63	$—	552,228

As of December 31, 2019, there were 1,152,361 stock options outstanding, of which 1,046,195 were fully vested, 2,600,000 fully vested stock warrants outstanding and 552,228 of unvested restricted stock grants outstanding. Vested restricted stock grants have been issued and are included in outstanding common stock.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Net stock-based compensation expense relating to the stock-based awards was $0.6 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, net of the effect for Section 83(b) elections. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the years ended December 31, 2019 or 2018. As of December 31, 2019, there was $1.1 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.47 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the years ended December 31, 2019 and 2018 (amounts in thousands, except for per share data):

	Years Ended December 31,
	2019	2018
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss	$(24,294)	$(12,197)
Net income attributable to non-controlling interest	(1,620)	(1,144)
Preferred dividends	(8,572)	(7,229)
Net loss attributable to common shareholders	(34,486)	(20,570)

Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	16,463,565	16,703,866

Basic and diluted earnings per common share:
Net loss per share	(1.57)	(0.80)
Preferred dividends per share	(0.52)	(0.43)
Net loss attributable to common shareholder per share	(2.09)	(1.23)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Years Ended December 31,
	2019	2018
Options to purchase common stock	1,108,029	1,081,716
Restricted stock	337,931	351,628
Warrants to purchase common stock	2,600,000	2,535,890
Convertible preferred stock	11,056,366	10,301,531
Total	15,102,326	14,270,765

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Dividends

During the years ended December 31, 2019 and 2018, we did not declare or pay any common dividends. As described above, for each of the years ended December 31, 2019 and 2018, we recorded Preferred Investment cash dividends of $4.0 million and $2.5 million on our Series B Preferred Stock, respectively. During the year ended December 31, 2019, we recorded Preferred Stock cash dividends of $2.0 million on our Series A Preferred Stock. For the years ended December 31, 2019 and 2018, we recorded the amortization of the Preferred Investment redemption premium of $2.5 million and $3.5 million, respectively, as a deemed dividend. We have not established a minimum dividend level and we may not be able to make dividend payments in the future. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and such other factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Construction and Related Guarantees

As described in Note 9, the Company agreed to provide MidFirst Bank with a loan repayment guaranty equal to 50% of the sum of the outstanding principal and accrued and unpaid interest on the MacArthur Loan, plus a guaranty of 50% of hotel operating costs, enforcement costs under the loan (if any), and recourse amounts that may come due (if any). The Company has also provided a construction completion guaranty with respect to the planned renovations of MacArthur Place. The construction completion guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy. The MidFirst Bank loan documents also require that the loan remain “in balance” throughout its term, such that the remaining undisbursed loan funds exceed the aggregate of (i) future expenditures by the borrower to complete the renovations in accordance with the approved construction budget and (ii) loan interest. If the loan becomes out of balance, the Company must fund the difference. Excess costs incurred to date have been funded by the Hotel Fund or the Company, and management expects that the Hotel Fund or the Company will fund any further excess renovation costs.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — COMMITMENTS AND CONTINGENCIES - continued

claims, we do not record recoveries for any amounts due under such judgments or claims, except to the extent we have received assets without contingencies.

We continue to pursue, investigate and evaluate the assets available of guarantors to collect all amounts due under judgments received in our favor. However, to the extent that such amounts are not determinable, they have not been recognized as recovery income in the accompanying consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved. During the year ended December 31, 2019, we recorded cash and/or other asset recoveries of $1.1 million, which is included and netted against a $2.6 million non-cash provision for credit loss, resulting in the net $1.5 million provision for credit losses on the accompanying consolidated statement of operations. During the year ended December 31, 2018, we recorded cash and/or other asset recoveries of $2.0 million from guarantor settlements, insurance recoveries, and other settlements.

Employee Benefit Plans

401(k) Retirement Savings Plan

The Company, through its human resource provider, participates in a 401(k) (the “401k Plan”) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During the years ended December 31, 2019 and 2018, the Company’s matching contributions were $0.1 million and $0.2 million, respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (the “Plan”), which allows a select group of executive employees to defer a portion of their compensation. Such deferred compensation is distributable in cash in accordance with the rules of the Plan. Deferred compensation amounts under such plan as of December 31, 2019 and 2018, totaled approximately $0.2 million and are included in other accrued expenses in our consolidated balance sheets. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.

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
Partnership Claims
In August 2016, a limited liability company member of Carinos Properties, LLC (“Carinos”) and Unit 6 Partners, LLC (“UP6”), filed a complaint in the United States District Court for the District of Arizona (“Federal Court”) generally alleging the Company breached its fiduciary duty to plaintiff under ERISA with respect to certain property we own in New Mexico. In April 2018, the court denied the Company’s motion for summary judgment in the case, but stayed any further action in the case pending the results of related litigation before the state trial court (“State Court”) described below. Damages were not specified in the Federal Court. During the year ended December 31, 2019, a settlement and release agreement in this matter was executed which resulted in, among other things, 1) dismissal of this litigation, and 2) the Company’s receipt of the limited partner interests in the underlying entities (which had the impact of decreasing the non-controlling interest recorded for such interests in the accompanying financial statements), in exchange for cash payment of $2.7 million. The Company did not incur a loss as a result of this transaction as the fair value of the limited partner interests received exceeded the cash payment amount.

Partnership Settlement

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — COMMITMENTS AND CONTINGENCIES - continued

In the first quarter of 2017, Recorp-New Mexico Associates Limited Partnership (“RNMA I”) conducted a capital call pursuant to its organizational documents.  As a result of the capital call, certain limited partnership interests in RNMA I were transferred to one or more subsidiaries of the Company.  One of the limited partners in RNMA I whose limited partnership interests were transferred filed suit challenging the effectiveness of the transfer and forfeiture of his limited partnership interests in State Court.  On January 4, 2019, the court issued a minute entry, holding, among other things, that the limited partner’s limited partnership interest in RNMA I was not forfeited.  On January 22, 2019, the subsidiary of the Company filed a motion for a new trial on the minute entry ruling.  On March 21, 2019, the court issued an order staying its January 4, 2019 minute entry ruling, and granting a new trial.  An evidentiary hearing was held in early August 2019 on certain factual questions, and the court requested post trial briefing in September 2019.  The State Court issued its ruling in November 2019. In summary, the Court ruled (i) the limited partners of RNMA I properly noticed the removal of Recorp Partners, Inc. (“RPI”) as the general partner effective as of December 2017 which rendered all actions taken by RPI from and after that date “ultra vires” or ineffective - including the purported capital call in the first quarter of 2017 and the resulting transfer and forfeiture of the limited partnership interest of all limited partners, and (ii) Stockholder, LLC, a wholly owned subsidiary of the Company, is the sole owner of all of the stock of RPI as the corporate general partner of RNMA I. As a result of this ruling, the Company has timely filed a notice of appeal of this ruling in the state appellate court, and RPI has made demand on the RNMA I limited partners pursuant to the governing partnership documents for an arbitration to challenge the merits of the notice of removal as the general partner.

Subsequent to December 31, 2019, the Company commenced negotiations to settle this matter with the limited partners in RNMA I. Pursuant to an offer made by the Company to the limited partners, the Company offered to buy the interests of limited partners for a cash payment of $1.3 million. While the limited partners did not respond to the settlement offer before the offer expiration date, by the offer made, the Company’s management has expressed a willingness to settle this offer for this amount and, accordingly, we have accrued a settlement loss of $1.3 million for this matter in the accompanying consolidated financial statements.

In September 2017, the State Court ordered the termination of the receivership over Stockholder, LLC, a wholly-owned subsidiary of the Company (“Stockholder”). Stockholder is the owner of all of the shares of stock in certain corporations that act as the general partner / limited liability company manager of several entities that own land and/or certain water interests in New Mexico. David Maniatis (“Maniatis”) timely filed a notice of appeal of this order to the State Court of Appeals. That appeal is currently pending.
In December 2017, the State Court entered an interim “stay” order in the Company’s case against judgment debtor Maniatis and his affiliates enjoining the Company from taking any further collection action against Maniatis, pending an accounting of all previous debt collection activities and a trial on certain limited issues involving the calculation of interest and penalties on the original defaulted debt guaranteed by Maniatis. The stay order also temporarily inhibited the Company from effecting the sale or transfer of all or any part of the property previously acquired by the Company through litigation involving Maniatis, including approximately 7,000 acres of land and related water interests in New Mexico, and 111 acres of land in Texas. In the second quarter of 2019, the State Court lifted the stay on all property previously acquired by the Company through litigation involving Maniatis except for the ownership interests in, and property held by, RNMA I.  The ownership interests in, and property of, RNMA I remain subject to the stay until the date that is 30 days after the resolution of the above-described RNMA I dispute. Management does not believe that loss is probable and, accordingly, no amounts have been accrued for this matter in the accompanying consolidated financial statements.

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

Intercreditor Agreement Claim
The Company and certain of our subsidiaries are defendants in a case that is in the Arizona District Court. The case arose from claims by another creditor of the Justin 123 receivership alleging breach of contract and other related claims stemming from a Partial Settlement and Intercreditor Agreement entered into among the major creditors, including the claimant and certain of our subsidiaries. The suit sought damages totaling $0.3 million, plus attorney fees and punitive damages. During the fourth quarter of 2019, the Company settled this claim for a payment of $0.1 million.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — COMMITMENTS AND CONTINGENCIES - continued

Hotel Fund Obligations
As discussed in Note 6, if the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company has agreed to provide the funds necessary to pay the Preferred Distribution for such month. Such payments are treated as additional capital contributions and the Company’s capital account is increased by such amount. As of December 31, 2019 and 2018, the Company had funded $2.0 million and $0.5 million, respectively, under this provision. Moreover, we, as the sponsor, have agreed to fund, in the form of common capital contributions, up to 6.0% of gross proceeds as selling commissions and up to 1.0% of gross proceeds as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. As of December 31, 2019 and 2018, the Company had funded $0.1 million under this provision. These portions of our common equity in the Hotel Fund are subordinate to the distribution of capital to Preferred Investors in the event of a capital transaction. The timing and amount of remaining required shortfall funding is indeterminable and could be material to the Company’s operations and liquidity.
Other
We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Financial Institutions (Banking), and the SEC. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.
NOTE 17 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Contractual Agreements

Interim CEO Arrangement

During the year ended December 31, 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain, the Company’s former Chairman of the Board and Chief Executive Officer (the “Bain Termination Agreement”) as well as certain other agreements. The material terms of these agreements are summarized below.

1)
On July 30, 2019, the Company entered into a Consulting Services Agreement (the “ITH Consulting Services Agreement”) with ITH Partners, LLC, a Nevada limited liability company (“ITH”), pursuant to which ITH agreed to provide certain consulting services to the Company for a ninety (90) day period commencing effective as of July 25, 2019, subject to automatic thirty (30) day renewals unless earlier terminated by the parties as provided therein. Mr. Bain is the Managing Director of ITH. Pursuant to the ITH Consulting Services Agreement, Mr. Bain was appointed to fill a vacancy on the Board of Directors of the Company (created when Mr. Bain’s employment terminated and he stepped down from the Board of Directors) and served as interim Co-Chairman and Chief Executive Officer of the Company until November 1, 2019. The ITH Consulting Services Agreement imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company agreed to pay ITH a monthly consulting fee of $30,000 commencing August 1, 2019. The Company elected to terminate this agreement effective December 15, 2019;

2)
Mr. Bain received a cash bonus of $0.6 million for his 2018 services (which was paid during year ended December 31, 2019) and $0.35 million for his 2019 services, to be paid no later than March 31, 2020 (which has been accrued in the accompanying consolidated financial statement in general and administrative expenses);

3)	Mr. Bain is entitled to receive two payments of $0.25 million each by no later than January 31, 2020 (which was paid subsequent to year end) and January 31, 2021, respectively;

4)
Mr. Bain is entitled to receive a Legacy Asset Performance Fee (“LAPF”), as calculated in accordance with his prior employment agreement, in connection with the disposition of the Company’s interests in the assets of the New Mexico Partnerships (the “New Mexico Assets”) provided that such disposition occurs prior to December 31, 2022;

5)
On July 30, 2019, the Company and ITH also entered into a Consulting Services Agreement (the “New Mexico Asset Consulting Agreement”) pursuant to which ITH agreed to provide certain consulting services to the Company with respect

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

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

During the year ended December 31, 2019, the Company paid Mr. Bain $0.2 million, net of certain withholdings, under the ITH Consulting Services Agreement and $20 thousand under the New Mexico Asset Consulting Agreement.

Under the terms of his employment agreement that expired on July 24, 2019, Mr. Bain is entitled to, among other things, legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. Mr. Bain earned legacy fees of $0.1 million during each of the years ended December 31, 2019 and 2018.

CEO Employment Agreement

Effective August 30, 2019, the Company and Chadwick Parson entered into an Executive Employment Agreement (the “Parson Employment Agreement”) pursuant to which, effective November 1, 2019 (the “Commencement Date”), Mr. Parson began serving as the Company’s Chief Executive Officer and was appointed as Chairman of the Board of Directors. The initial term of the Parson Employment Agreement runs through December 31, 2024 (the “Initial Term”). The Initial Term shall automatically be extended for successive one-year periods, unless otherwise terminated (i) for cause or (ii) in the event that the Company or Mr. Parson notifies the other party in writing that the Initial Term (or any subsequent renewal term) shall not be renewed, no later than the 180 days prior to the expiration of such term.

In exchange for Mr. Parson’s services, the Company has agreed to pay Mr. Parson an annual base salary of $800,000 (subject to a 3% annual cost of living increase), which may be reduced by the Company, but in no event to an amount less than $500,000, if the Company does not secure at least $75.0 million in new capital by the 30-month anniversary of the Commencement Date. Mr. Parson is also entitled to annual incentive compensation based on objectives as may be set forth by the Board’s Compensation Committee. Mr. Parson shall also be entitled to earn a one-time cash bonus of $900,000 in the event the Company closes a restructuring or recapitalization event within 30 months of the Commencement Date, which shall be payable within 30 days following such restructuring or recapitalization event. In addition, the Company agreed to award Mr. Parson, on the Commencement Date, 400,000 restricted shares of the Company’s common stock under the terms of an award agreement entered into between the Company and Mr. Parson pursuant to the terms and provisions of the Equity Stock Incentive Plan. Those shares vest ratably over a three year period from the Commencement Date, unless such vesting is otherwise accelerated as set forth in the award agreement. Mr. Parson is entitled to a relocation allowance of up to $0.2 million.

In the event of termination without Cause or if Mr. Parson resigns with Good Reason (as both terms are defined in the Parson Employment Agreement), Mr. Parson will be entitled to any unpaid accrued amounts due, the immediate vesting of all unvested equity-based grants, a prorated amount of any incentive compensation earned during the year of termination, and severance pay equal to the amount of any base salary that would be otherwise payable throughout the Initial Term (and if terminated after the third anniversary of the Commencement Date, an additional amount equal to the one year of base pay), but in no event shall the severance amount exceed three times of his base salary.

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company and JCP Realty Advisors, LLC (“JCP Realty”) entered into a consulting services agreement (the “JCP Consulting Agreement”) pursuant to which JCP Realty agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. Our director, Jay Wolf, is the

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

Managing Member of Juniper Capital Partners, the parent company of JCP Realty. The initial term of the JCP Consulting Agreement was three years and was automatically renewable for an additional two years unless notice of termination was provided by either party. The Company and JCP Realty entered into an amendment of the JCP Consulting Agreement dated October 17, 2017 pursuant to which: (i) the term was extended for two years that ended on July 24, 2019; (ii) the annual base consulting fee was reduced from $0.6 million to $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors); and (iii) JCP Realty is entitled to receive an origination fee of up to 1.25% on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP Realty (subject to a reduced fee based on the increasing size of the loan or investment). JCP Realty is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010 to persons or opportunities arising through the efforts of JCP Realty equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset from (ii) the gross sales proceeds (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the years ended December 31, 2019 and 2018, we incurred base consulting fees to JCP Realty of $0.2 million and $0.5 million, respectively. JCP Realty earned legacy fees of $0.1 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively.
The JCP Consulting Agreement terminated on July 24, 2019.

JIA Asset Management Agreement

On August 14, 2019, the Company entered into a non-discretionary investment advisory agreement (the “JIA Advisory Agreement”) with Juniper Investment Advisors, LLC, a Delaware limited liability company (“JIA”), with an effective commencement date of August 1, 2019, pursuant to which JIA agreed to manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the JIA Advisory Agreement, the Company will pay JIA management fees ranging from 1.0% to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the JIA Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA has also sublet a portion of the Company’s office space. During the year ended December 31, 2019, we incurred base consulting fees to JIA of $0.1 million and recorded expense reimbursements from JIA for the sublease of office space and certain overhead charges of $0.1 million.

Jay Wolf, a director of the Company, is one of the managing partners of JIA.

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

Notes Receivable from Certain Partnerships

During 2016, a subsidiary of the Company executed promissory notes with certain partnerships to loan up to $0.7 million for the funding of various costs of such partnerships. During the year ended December 31, 2018, the notes were amended to increase the collective lending facility to a maximum of $5.0 million to cover the partnerships’ anticipated operating and capital expenditures. As of December 31, 2019, the total principal advanced under these notes was $5.5 million, including $0.5 million of protective advances in excess of the facility’s maximum face amount. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime rate plus 2.0% (6.75% at December 31, 2019) to 8.0% and have maturity dates which are the earliest to occur of: (1) the date of transfer of the partnership’s real estate assets; (2) the date on which the current general partner resigns, withdraws or is removed as general partner; or (3) July 31, 2018. As such, the promissory notes are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and the related accrued interest receivable have been eliminated in consolidation.

Investment in Unconsolidated Entities

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

As described in Note 6, during the year ended December 31, 2019, the Company entered into a joint venture agreement with Juniper New Mexico, LLC and Juniper Bishops Manager, LLC (both related parties of Jay Wolf, a director of the Company) to participate in a $10.0 million mezzanine loan to be used to finance the renovation of a luxury resort located in Santa Fe, New Mexico.  The mezzanine loan is secondary to a senior mortgage loan funded by an unrelated party.  The JV is sponsored and managed by Juniper Bishops Manager, LLC, which manages and controls the joint venture. IMH BL Mezz Lender’s maximum commitment under this investment is $3.9 million (or 39% of the $10.0 million loan), of which $3.8 million was funded as of December 31, 2019 and is reflected in investment in unconsolidated entities in the accompanying consolidated balance sheets. The Company funded $0.1 million of its remaining obligation subsequent to December 31, 2019.

NOTE 18 — SUBSEQUENT EVENTS

Waiver of Compliance

Under the Second Amended and Restated Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. We were in breach of this covenant for the year ended December 31, 2019 for certain expenses that exceeded the approved budget by more than 103%.  However, subsequent to December 31, 2019, we obtained a waiver of this breach from the Series B Investors.

Broadway Tower Sale

On January 22, 2020, the Company closed on the sale of Broadway Tower, for the selling price of $19.5 million, net of purchase price adjustments. After selling related expenses due at closing (i.e., selling commissions and closing costs), the net proceeds realized by the Company was $8.0 million, after payment of related indebtedness of $11.0 million, resulting in an estimated loss on sale of $1.5 million, which was accrued and recorded as an impairment charge in the accompany consolidated statement of operations for the year ended December 31, 2019.

Guarantor Settlement

During the year ended December 31, 2019, we pursued enforcement action against the original borrower and guarantor of the Broadway Tower loan based on the terms of the loan guaranty, which was in dispute by the guarantor. In January 2020, we entered into a general mutual release and settlement agreement whereby the Company agreed to withdraw its claims and disputes in exchange for a cash payment of $1.75 million which was collected within 5 days of the execution of that agreement.

Partnership Settlement

Subsequent to December 31, 2019, the Company commenced negotiations to settle a legal matter with the limited partners in RNMA I (see Note 16). Pursuant to an offer made by the Company to the limited partners, the Company offered to buy the interests of limited partners for a cash payment of $1.3 million. While settlement negotiations remain ongoing, by the offer made, the Company’s management has expressed a willingness to settle this offer for this amount and, accordingly, we have accrued a settlement loss of $1.3 million for this matter in the accompanying consolidated financial statements.

Novel Coronavirus (COVID-19) Matters

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. The extent to which the Company’s business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, which could impact overall demand in the hospitality industry, all of which are highly uncertain and cannot be reasonably predicted.

 IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed its MacArthur Place hotel located in Sonoma, California. We expect the hotel will remain closed to the public for an undetermined period of time, and until permitted by federal, state and local instructions to reopen. If closure of or demand for the Company’s hotel rooms and other services is negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, the Company’s hospitality business and financial results could be materially and adversely impacted. Further, as a result of the uncertainty when the MacArthur Place hotel may be able to reopen, we furloughed certain employees of the hotel and may elect to take further actions with respect to our employees in the future. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its consolidated results of operations, financial condition, or liquidity for fiscal year 2020.