Form 10-Q
period 2020-03-31
IMH Financial Corp
filed 2020-05-15
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Common Stock
Class B-1 Common Stock
Class B-2 Common Stock
Class B-3 Common Stock
Class B-4 Common Stock
Class C Common Stock

As of May 15, 2020, the registrant had outstanding the following classes and series of stock: (i) 2,003,028 shares of Common Stock, (ii) 3,375,528 shares of Class B-1 Common Stock, (iii) 3,376,660 shares of Class B-2 Common Stock, (iv) 6,909,922 shares of Class B-3 Common Stock, (v) 313,790 shares of Class B-4 Common Stock, (vi) 666,700 shares of Class C Common Stock, (vii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, (viii) 5,595,148 shares Series B-2 Cumulative Convertible Preferred Stock, (ix) 2,352,941 shares of Series B-3 Cumulative Convertible Preferred Stock, (x) 1,875,000 shares of Series B-4 Cumulative Convertible Preferred Stock and (xi) 22,000 shares of Series A Preferred Stock. There is no established market for the registrant’s shares of common stock or preferred stock.

IMH Financial Corporation
March 31, 2020 Form 10-Q Quarterly Report

2

PART I

ITEM 1.     FINANCIAL STATEMENTS

IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets	(unaudited)
Cash and cash equivalents	$9,897	$7,925
Funds held by lender and restricted cash	2,424	2,564
Real estate held for sale	7,400	25,505
Operating properties, net	45,452	45,199
Other real estate owned	33,341	33,341
Goodwill	15,357	15,357
Other intangibles, net	291	361
Other receivables	1,223	1,630
Investment in unconsolidated entities	3,900	3,753
Other assets	2,419	3,668
Property and equipment, net	279	305
Total assets	$121,983	$139,608

Liabilities
Accounts payable and accrued expenses	$6,256	$8,383
Accrued property taxes	439	305
Dividends payable	2,324	2,406
Accrued interest	257	162
Customer deposits and funds held for others	1,204	1,281
Notes payable, net of deferred financing fees	41,739	51,277
Total liabilities	52,219	63,814

Series B redeemable convertible preferred stock, $.01 par value; 100,000,000 total preferred shares authorized; 12,427,941 shares issued and outstanding as of March 31, 2020 and December 31, 2019; liquidation preference of $59,870 as of March 31, 2020 and December 31, 2019	54,683	54,356
Series A redeemable preferred stock, 22,000 issued and outstanding; liquidation preference of $22,000 as of March 31, 2020 and December 31, 2019	21,819	21,805

Commitments and contingencies (Note 13)

Stockholders' Deficit
Common stock, $.01 par value; 200,000,000 shares authorized; 18,989,582 and 18,929,496 shares issued as of March 31, 2020 and December 31, 2019, respectively; 16,612,294 and 16,558,759 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	190	189
Less: Treasury stock, at cost, 2,377,558 and 2,370,737 shares at March 31, 2020 and December 31, 2019, respectively	(7,286)	(7,286)
Paid-in capital	699,365	701,379
Accumulated deficit	(723,014)	(718,790)
Total IMH Financial Corporation stockholders' deficit	(30,745)	(24,508)
Non-controlling interests	24,007	24,141
Total stockholders' deficit	(6,738)	(367)
Total liabilities and stockholders’ deficit	$121,983	$139,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three months ended March 31,
	2020	2019
Revenues
Operating property revenue	$2,048	$314
Mortgage loan income, net	—	650
Management fees, investment and other income	92	68
Total revenues	2,140	1,032
Operating Expenses
Operating property direct expenses (exclusive of interest and depreciation)	3,473	2,349
Expenses for non-operating real estate owned	75	91
Professional fees	1,356	806
General and administrative expenses	1,519	1,905
Interest expense	760	456
Depreciation and amortization expense	793	271
Total operating expenses	7,976	5,878
Other (Income) Expense
Provision for (recovery of) credit losses, net	(1,750)	—
Unrealized loss on derivatives	—	167
Equity earnings from unconsolidated entities	(122)	—
Other (income) expense, net	(1,872)	167
Total costs and expenses, net	6,104	6,045
Loss before provision for income tax	(3,964)	(5,013)
Income tax provision	—	—
Net Loss	(3,964)	(5,013)
Net loss attributable to non-controlling interests	(260)	(123)
Cash dividends on Series B redeemable convertible preferred stock	(1,394)	(641)
Deemed dividend on Series B redeemable convertible preferred stock	(287)	(936)
Cash dividends on Series A redeemable preferred stock	(417)	(412)
Net Loss Attributable to Common Shareholders	$(6,322)	$(7,125)
Net Loss per Common Share
Basic and Diluted	$(0.38)	$(0.43)
Weighted average common shares outstanding - basic and diluted	16,616,355	16,392,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Three months ended March 31, 2020
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
Balance at December 31, 2019	18,929,496	$189	2,370,737	$(7,286)	$701,379	$(718,790)	$(24,508)	$24,141	$(367)
Net income (loss)	—	—	—	—	—	(4,224)	(4,224)	260	(3,964)
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(394)	(394)
Stock warrant and preferred equity cost accretion	—	—	—	—	(53)	—	(53)	—	(53)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(1,394)	—	(1,394)	—	(1,394)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(287)	—	(287)	—	(287)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(417)	—	(417)	—	(417)
Stock-based compensation	60,356	1	—	—	137	—	138	—	138
Relinquishment of Class B and Class C treasury stock	—	—	6,821	—	—	—	—	—	—
Balance at March 31, 2020	18,989,852	$190	2,377,558	$(7,286)	$699,365	$(723,014)	$(30,745)	$24,007	$(6,738)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Three months ended March 31, 2019
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated deficit	Total IMH Financial Corporation Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
Balance at December 31, 2018	18,596,774	$186	1,870,164	$(6,286)	$708,523	$(692,876)	$9,547	$19,616	$29,163
Net income (loss)	—	—	—	—	—	(5,136)	(5,136)	123	(5,013)
Contributions from Hotel Fund investors	—	—	—	—	—	—	—	3,520	3,520
Distributions to Hotel Fund investors	—	—	—	—	—	—	—	(266)	(266)
Hotel Fund syndication costs	—	—	—	—	(12)	—	(12)	—	(12)
Stock warrant and preferred equity cost accretion	—	—	—	—	(70)	—	(70)	—	(70)
Cash dividends on Series B redeemable convertible preferred stock	—	—	—	—	(641)	—	(641)	—	(641)
Deemed dividend on Series B redeemable convertible preferred stock	—	—	—	—	(936)	—	(936)	—	(936)
Cash dividends on Series A redeemable preferred stock	—	—	—	—	(412)	—	(412)	—	(412)
Stock-based compensation	112,304	1	—	—	116	—	117	—	117
Treasury stock repurchase	—	—	500,000	(1,000)	—	—	(1,000)	—	(1,000)
Balance at March 31, 2019	18,709,078	$187	$2,370,164	$(7,286)	$706,568	$(698,012)	$1,457	$22,993	$24,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,964)	$(5,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and option amortization	137	117
Amortization of deferred financing costs	97	40
Depreciation and amortization expense	793	271
Accretion of mortgage income	—	(55)
Accretion of discount on note payable	—	259
Non-cash interest expense funded by loan draw	—	325
Unrealized loss on derivatives	—	167
Changes in operating assets and liabilities, net of business combination:
Accrued interest receivable	—	(233)
Other receivables	409	(51)
Other assets	1,013	(1,332)
Accrued property taxes	134	(32)
Accounts payable and accrued expenses	(2,360)	(289)
Customer deposits and funds held for others	(77)	1,239
Accrued interest	95	(294)
Total adjustments, net	241	132
Net cash used in operating activities	(3,723)	(4,881)

Cash flows from investing activities:
Proceeds from sale of real estate owned and operating properties	18,339	—
Investment in unconsolidated entities	(147)	—
Investment in real estate owned and other operating properties	(715)	(4,667)
Net cash provided by (used in) investing activities	17,477	(4,667)

Cash flows from financing activities:
Proceeds from notes payable	1,365	7,459
Repayments of notes payable	(11,000)	—
Dividends paid	(1,893)	(655)
Purchase of treasury stock	—	(1,000)
Contribution of Hotel Fund capital costs	—	(12)
Contributions from Hotel Fund investors	—	3,520
Distributions to Hotel Fund investors	(394)	(266)
Net cash provided by (used in) financing activities	(11,922)	9,046

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,832	(502)
Cash, cash equivalents, and restricted cash, beginning of period	10,489	25,650
Cash, cash equivalents, and restricted cash, end of period	$12,321	$25,148

Supplemental cash flow information:
Cash paid for interest	$568	$551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2020	2019
Cash paid for taxes	$—	$—
Non-cash investing and financing transactions:
Capital expenditures in accounts payable and accrued expenses	$569	$2,109
Dividends payable	$2,324	$2,406

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

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (the “Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission (“SEC”). On June 18, 2010, the Fund became internally-managed through the acquisition of the Manager, and converted into a Delaware corporation in a series of transactions that we refer to as the “Conversion Transactions”. Effective August 1, 2019, the Company entered into a Non-Discretionary Investment Advisory Agreement (“Advisory Agreement”) with Juniper Investment Advisors, LLC (“JIA”) pursuant to which JIA agreed to manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real estate owned properties.

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

As of March 31, 2020, our accumulated deficit aggregated $723.0 million primarily as a result of previous provisions for credit losses recorded between 2008 and 2010 (due primarily to the erosion of the U.S. and global real estate and credit markets during those periods) relating to the decrease in the fair value of the collateral securing our legacy loan portfolio, impairment charges

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

relating to the value of REO assets acquired primarily through foreclosure, as well as on-going net operating losses resulting primarily from the lack of income-producing assets.

The Company has met its near-term liquidity requirements by, among other things, obtaining outside debt and equity financing, selling mortgage loans, and selling the majority of our legacy real estate assets. During the three months ended March 31, 2020, we sold a commercial office building (the “Broadway Tower”) in a cash sale for $19.5 million which, after selling expenses and payoff of underlying secured indebtedness of $11.0 million, netted $8.0 million in cash to the Company.

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

On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed its MacArthur Place hotel (“MacArthur Place”) located in Sonoma, California. While we expect restaurants, hotels and other hospitality assets to gradually reopen in the near future, we cannot state with any degree of reasonable certainty when MacArthur Place, our only operating asset, will re-open and when it does open, what occupancy or other operational restrictions will be put in place. If closure of or demand for the Company’s hotel rooms and other services is negatively impacted for an extended period as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, or a prevailing reluctance with respect to traveling and patronizing hotels and restaurants the Company’s hospitality business and financial results could be materially and adversely impacted. As a result of the uncertainty with respect to when the MacArthur Place hotel may reopen, we furloughed certain hotel employees. Further employee furloughs or layoffs may be necessary in the future. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. The extent to which the Company’s business will be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, which could impact overall demand in the hospitality industry, all of which are highly uncertain and cannot be reasonably predicted. Accordingly, we cannot be certain as to the full magnitude the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Subsequent to March 31, 2020, the Company applied and received funding totaling $1.8 million under the CARES Act in the form of Payroll Protection Program loan (“PPP Loans”). The PPP Loans may be forgivable if the Company’s use of funds meets the criteria for such forgiveness.

In connection with the Company’s acquisition and renovation of the MacArthur Place hotel, in October 2017, the Company entered into a building loan agreement and related agreements with MidFirst Bank in the amount of $37.0 million (the “MacArthur Loan”).

In connection with the MacArthur Loan, the Company was required to provide a loan repayment guaranty equal to 50% of the original principal amount of the MacArthur Loan along with a guaranty of interest and operating deficits, as well as other customary non-recourse carve-out matters such as bankruptcy and environmental matters. Under the guarantees, the Company is required to maintain a minimum Tangible Net Worth, as defined, of $50.0 million and minimum liquidity of $5.0 million throughout the term of the MacArthur Loan. The Company was in compliance with such financial covenants as of March 31, 2020. In addition, the MacArthur Loan requires MacArthur Place to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement. The MacArthur Loan has an initial maturity of October 1, 2020 with two one-year extension options available if certain criteria is met, including minimum debt service coverage ratios. Given the impact of the COVID-19 outbreak and resulting temporary closure of MacArthur Place, the Company does not expect it will meet the current criteria to exercise its extension options. The Company has commenced negotiations with the lender for potential forbearance of debt service payments and extension of the maturity date.

As of March 31, 2020, we had cash and cash equivalents of $9.9 million, REO assets held for sale with a carrying value of $7.4 million and other REO assets with a carrying value of $33.3 million that we seek to dispose of within the next 12 months. We continue to evaluate potential disposition strategies for our remaining REO assets and to seek additional sources of debt and equity for investment and working capital purposes.

At any time after July 24, 2020, each holder of our Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock and all accrued and unpaid dividends as of the date of redemption. As of March 31,

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

2020, the aggregate Redemption Price for the Series B-1 and Series B-2 Preferred Stock would be approximately $39.6 million. In addition, pursuant to an agreement to extend the Redemption Date, a cash payment in the aggregate amount of $2.6 million is due and payable to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested. The current holders of our Series B Preferred Stock are collectively referred to herein as the “Series B Investors”. We are presently in discussions with the Series B Investors regarding a restructuring of the of terms of these securities. There is no assurance, however, that all or any of the Series B Investors will agree to restructure these securities, or if so, whether the terms will be beneficial to the Company. See Note 10.

We expect our primary sources of liquidity over the next twelve months to consist of proceeds from the disposition of our existing REO assets, proceeds from borrowings and equity issuances, current cash, revenues from the ownership and management of hotels, and investment income.

Historically, we have used proceeds from the issuance of preferred equity and/or debt, proceeds from the sale of our REO assets, and the liquidation of mortgages and related investments to satisfy our working capital requirements. As described above, we sold our Broadway Tower commercial office building in January 2020, netting $8.0 million in cash to the Company after payment of related debt. We also are in discussions with the holders of our Series B Preferred Stock regarding a restructuring or modification of those securities and our obligations. There can be no assurance that these efforts will be successful or that we will sell our remaining REO assets in a timely manner or that will be successful in obtaining additional or replacement financing, if needed, to sufficiently fund our future operations, redeem our Series B-1 and B-2 Preferred Stock if so required, repay existing debt, or to implement our investment strategy. In the event we are unsuccessful in negotiating a deferral or restructuring of the terms of our Series B-1 and B-2 Preferred Stock, we will be required to fund the redemption of $39.6 million, in an addition to the cash payment in the aggregate amount of $2.6 million, in July 2020. In the absence of proceeds from asset sales, equity issuances or borrowings to fund payment of the Redemption Price, the required redemption would likely render the Company insolvent. Moreover, our failure to generate sustainable earning assets and to successfully liquidate a significant portion of our REO assets will have a material adverse effect on our business, results of operations and financial position. In addition, the Company may continue to be materially adversely impacted by the COVID-19 outbreak. These accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The collective nature of the above uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of these accompanying unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Funds Held by Lender and Restricted Cash

The balance sheet item, “Funds held by lender and restricted cash”, includes amounts maintained in escrow or other restricted accounts deposited into reserve accounts held by lenders for contractually specified purposes. The following table provides a reconciliation of cash, cash equivalents, and funds held by lender and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the amounts shown in the accompanying unaudited condensed consolidated statement of cash flows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$9,897	$7,925
Funds held by lender and restricted cash	2,424	2,564
Total cash, cash equivalents, and restricted cash	$12,321	$10,489

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

The balance of “Funds held by lender and restricted cash” includes property tax, insurance and construction related reserves for the MacArthur Loan totaling $2.4 million and $2.6 million at March 31, 2020 and December 31, 2019, respectively.

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. ASC Topic 606 defines a five-step process to achieve this core principle. The significant accounting policies under ASC Topic 606 are set forth below.

Operating Property Revenues - Hotel Revenues

The Company derives hotel revenues from our hotel in Sonoma, California, which is reflected as operating property revenue in the accompanying unaudited consolidated statements of operations. Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and daily rate charged. Rooms revenue also includes revenue for guest no-shows, day use, and early late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel, in-room dining and minibar revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audiovisual equipment/services, rental of function rooms, and other F&B related revenue. Revenue is recognized as the services or products are provided. Our hotel property may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenue as appropriate (i.e., gross vs. net).

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
services provided over time and are satisfied as each distinct good or service is provided, which is reflected by the duration of the room reservation.
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

Hotel revenues primarily consist of hotel room rentals, F&B sales, and other ancillary goods and services. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Operating Property Revenue - Commercial Real Estate Rental Revenue

The Company derives revenues from Broadway Tower, which, was acquired in May 2019 (Note 5) and subsequently sold in January 2020 (Note 1). Rental revenue, which is reflected as operating property revenue in the accompanying condensed consolidated statements of operations and is presented in the Mortgage and REO Legacy portfolio and other operations segment, represents revenue from the leasing of commercial office space at Broadway Tower to tenants, common area maintenance charges and parking space rental. Leases with tenants are classified as operating leases and revenue is recognized on a straight-line basis over the term of the respective leases.

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

Mortgage Loan Income

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 360- or 365-day year, in accordance with the related mortgage loan terms. We do not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related fair value of the collateral is less than the total principal, accrued interest and related costs. We may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as we expect that income recognized in such cases is probable of collection. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy is to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest or more than 90 days past scheduled maturity, whichever comes first. Mortgage loans classified as held for sale are recorded on the lower of carrying value or fair value less cost to sell.

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

We defer premiums or discounts arising from acquired loans at acquisition and amortize such premiums or discounts as an adjustment to interest income over the contractual term of the related loan using the effective interest method. We include the unamortized portion of the premium or discount as a part of the net carrying value of the loan on the accompanying condensed consolidated

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

balance sheets. Costs not directly paid to the seller of the loan are expensed as incurred and not amortized, except for any fees paid directly to the seller.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs.

Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. The Company adopted ASU 2017-04 for the period ended March 31, 2020. There was no material impact from the adoption of this standard on these condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Recently, the FASB voted to delay the effective date of ASU 2016-13 to January 1, 2023, for smaller reporting companies with a revised ASU expected in the fourth quarter of 2019. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

NOTE 3 — REVENUE

The following is a breakdown of revenue by source for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Operating property revenue
Commercial real estate rental revenue	$239	$—
Hotel revenues
Rooms	841	192
Food and beverage	672	3
Banquet	105	4
Spa and fitness center	126	94
Other	65	21
Total operating property revenue	2,048	314
Mortgage loan income, net	—	650
Management fees, investment and other income	92	68
Total revenue	$2,140	$1,032

NOTE 4 — MORTGAGE LOANS, NET

Lending Activities

As of March 31, 2020 and December 31, 2019, the Company had two loans outstanding with an aggregate average principal and interest balance of $6.3 million, both of which were non-performing and have been fully reserved with a zero carrying value. The Company did not originate any new loans on its own behalf during the three months ended March 31, 2020 or 2019.

During the three months ended March 31, 2020, and 2019, we recorded mortgage interest income of $0.0 and $0.7 million, respectively.

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED

As of March 31, 2020, we held total REO assets of $86.2 million, of which $7.4 million were held for sale, $45.5 million were held as operating properties, and $33.3 million were classified as other real estate owned. As of December 31, 2019, we held total REO assets of $104.0 million, of which $25.5 million were held for sale, $45.2 million were held as operating properties and $33.3 million were classified as other real estate owned.

REO Asset Sales

On May 29, 2019, the Company foreclosed on the membership interests of a commercial office building in St Louis, Missouri, known as Broadway Tower, which were pledged as collateral on a mezzanine note held by the Company. On January 22, 2020, the Company completed the sale of Broadway Tower for a selling price of $19.5 million, net of purchase price adjustments, and paid off at closing the $11.0 million note held by Chase Funding securing the property. Subsequent to payment of closing costs and the Chase Funding indebtedness, the Company’s net proceeds were $8.0 million. While the Company did not record a loss on sale during the three months ended March 31, 2020, the disposal of Broadway Tower resulted in a loss on sale of $1.5 million, which was recorded as an impairment charge during the year ended December 31, 2019 when the impairment was determinable. The Company had no other asset sales during the three months ended March 31, 2020 or 2019.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING PROPERTIES, REAL ESTATE HELD FOR SALE AND OTHER REAL ESTATE OWNED – continued

REO Planned Development and Operations

Costs related to the development, renovation or improvements of the Company’s real estate assets are generally capitalized, while costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred. Costs that are expensed as incurred are included in operating property direct expenses and as expenses for non-operating real estate owned in the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, these costs and expenses were $3.5 million and $2.4 million, respectively. Cash outlays for capitalized costs totaled $0.7 million and $4.7 million during the three months ended March 31, 2020 and 2019, respectively, and consisted primarily of renovation costs for MacArthur Place.

NOTE 6 — INVESTMENT IN JOINT VENTURES AND PARTNERSHIPS

Consolidated Variable Interest Entities

As of March 31, 2020 and December 31, 2019, we consolidated multiple variable interest entities (“VIEs”) relating to two primary projects: 1) various partnerships which own land and water rights located in New Mexico for which the Company retains both general partner and limited partner interests, and 2) the L’Auberge de Sonoma Resort Fund (the “Hotel Fund”) for which the Company is the sponsor and its subsidiary is the common member that owns MacArthur Place. We are deemed to be the primary beneficiaries of these consolidated VIEs as we have the power to direct the activities that most significantly affect their economic performance and we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of these consolidated VIEs are only available to settle the obligations of the respective entities.

The following table summarizes the carrying amounts of the above-referenced entities’ assets and liabilities included in the Company’s accompanying condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Total assets	$100,490	$99,990
Total liabilities	61,930	59,920

The following table summarizes the consolidated VIEs results of operations for the three months ended March 31, 2020 and 2019, net of intercompany eliminations (in thousands):

	Three months ended March 31,
	2020	2019
Net loss	$(3,077)	$(3,150)

The Company’s maximum exposure to loss of its combined equity in those entities totaled $28.1 million as of March 31, 2020.

Investment in Unconsolidated Entities

In the second quarter of 2019, the Company entered into a joint venture agreement with Juniper New Mexico, LLC and Juniper Bishops Manager, LLC (both related parties of Jay Wolf, a director of the Company) to participate in a $10.0 million mezzanine loan to be used to finance the renovation of a luxury resort located in Santa Fe, New Mexico. The mezzanine loan is secondary to a senior mortgage loan funded by an unrelated party. The joint venture is named Juniper Bishops, LLC (“Juniper Bishops” or the “JV”), and is sponsored and managed by Juniper Bishops Manager, LLC, which manages and controls the joint venture. IMH’s subsidiary, IMH Bishops Lodge Mezz Lender, LLC (“IMH BL Mezz Lender”), is a limited member in the joint venture and does not manage, control or have any decision-making powers nor is it the primary beneficiary, and therefore, it is not consolidated. As such, we have accounted for this investment using the equity method of accounting. IMH BL Mezz Lender’s maximum commitment under this investment is $3.9 million, (or 39% of the $10.0 million loan), all of which was funded as of March 31, 2020. Under the terms of the mezzanine loan agreement, the interest rate of the loan is based on the one-month LIBOR plus 15% with a LIBOR floor of 2.4%, and of which 6.0% is accrued and deferred, and the balance is paid on a current basis. While the Company is entitled to a 7% return under the terms of the JV agreement, the Company expects to receive a total preferred annualized return of 11.4%, less a management fee of 1.5%, of which 5.4% is payable quarterly in arrears, with the remaining 6.0% accrued

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — VARIABLE INTEREST ENTITIES AND INVESTMENTS IN UNCONSOLIDATED ENTITIES – continued

and to be paid upon maturity in June 2021. During the three months ended March 31, 2020, the Company recorded $0.1 million in earnings on the investment and received distributions totaling $0.1 million. As of March 31, 2020, we recorded uncollected accrued revenue of $0.1 million.

NOTE 7— FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans, Real Estate Held for Sale, Other REO

Our valuation analysis process and procedures are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We perform a valuation analysis of our loans, REO held for sale, and other REO on a quarterly basis. We consider all relevant, material circumstances to determine if, and the extent to which, a valuation allowance is required.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded no non-cash provision for credit losses or impairment losses during the three months ended March 31, 2020 or 2019. However, we recorded recoveries of investment and credit losses totaling $1.8 million during the three months ended March 31, 2020, resulting from the collection of cash and other assets recovered from certain guarantors on certain mezzanine loans. No recoveries were recorded during the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, the valuation allowance on our mortgage loans totaled $12.7 million, representing 100.0% of the total outstanding loan principal and accrued interest balances. With the existing valuation allowance recorded as of March 31, 2020, we believe that, as of that date, the fair value of our loans, REO assets held for sale, and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of March 31, 2020, based on currently available data, we will continue to evaluate our loans and REO assets to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8     — NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

As of March 31, 2020 and December 31, 2019, our notes payable and special assessment obligations consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
$37.0 million note payable to MidFirst Bank secured by a first lien on MacArthur Place, interest-only payments due monthly at the 30-day LIBOR (0.99% and 1.76% at March 31, 2020 and December 31, 2019, respectively) plus 3.25% to 3.75% depending on compensating balances and meeting certain financial thresholds and terms (total effective interest rate of 5.10% and 5.26% at March 31, 2020 and December 31, 2019, respectively), matures October 1, 2020, with construction completion and repayment guarantees provided by the Company.	$36,819	$35,454
$11.0 million note payable to JPMorgan Chase Funding Inc. secured by the $13.2 million first mortgage note on Broadway Tower, bearing interest at one month LIBOR plus 3.45%. The Company paid off the note in full during the three months ended March 31, 2020 in connection with the sale of the property.	—	11,000
$4.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rates of prime plus 3.0% through maturity date of December 31, 2022 (total effective rate of 7.75% and 8.50% as of March 31, 2020 and December 31, 2019, respectively).	4,940	4,940
Special assessment bonds dated between 2002 and 2007, secured by the residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022.	61	61
Total notes payable	41,820	51,455
Less: deferred financing fees	(81)	(178)
Notes payable, net of deferred financing fees	$41,739	$51,277
Interest expense for the three months ended March 31, 2020 and 2019, was $0.8 million and $0.5 million, respectively, exclusive of capitalized interest related to the MacArthur Loan of $0.0 and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

Senior Indebtedness

MacArthur Place

In connection with our purchase and renovation of MacArthur Place, we secured a $32.3 million acquisition and construction loan, which was subsequently increased to $37.0 million, from MidFirst Bank (the “MacArthur Loan”), of which (i) $19.4 million was utilized for the purchase of MacArthur Place, (ii) $13.5 million was used to fund planned hotel improvements, and (iii) the balance was used to fund interest reserves and operating capital. The MidFirst Loan also required the establishment of certain additional reserve accounts in the amount of $2.0 million for anticipated future spa renovations.

The principal balance of the MacArthur Loan was $36.8 million and $35.5 million at March 31, 2020 and December 31, 2019, respectively. The loan bears floating interest equal to the 30-day LIBOR rate (0.99% at March 31, 2020) plus 3.50%, which may be reduced by up to 0.50% if certain conditions are met, which were met as of March 31, 2020. The loan has an initial term of three years which matures on October 1, 2020, subject to the right of the Company to extend the maturity date for two one-year periods, provided that the loan is in good standing and upon satisfaction of certain other conditions, including meeting a specified minimum debt service ratio and payment of an extension fee equal to 0.35% of outstanding principal per extension. The Company is required to make interest-only payments during the initial three-year term. During the three months ended March 31, 2020, the Company made loan draws totaling $1.4 million, all of which were used to fund MacArthur Place renovation costs.

The MacArthur Loan is secured by a deed of trust on all MacArthur Place real property and improvements, and a security interest in all furniture, fixtures and equipment, licenses and permits, and MacArthur Place related revenues. The Company agreed to provide a construction completion guaranty which shall be released upon payment of all project costs and receipt of a certificate of occupancy. In addition, the Company provided a loan repayment guaranty equal to 50% of the loan principal along with a guaranty of interest and operating deficits, as well as other customary carve-out matters such as bankruptcy and environmental

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

matters. Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. The Company was in compliance with these covenants and guarantees at March 31, 2020. The Company is required to establish various operating and reserve accounts at MidFirst Bank which are subject to a cash management agreement. In the event of default, MidFirst Bank has the ability to take control of such accounts for the allocation and distribution of proceeds in accordance with the cash management agreement.

New Mexico Land Purchase Financing

As of March 31, 2020, the Company had an outstanding note payable in the amount of $4.9 million, secured by certain real estate located in New Mexico with a carrying value of $6.8 million. The note bears interest at the Prime Rate as reported by The Wall Street Journal plus 3% and requires interest only payments payable on December 31 of each year with the principal balance and any accrued unpaid interest due upon the earlier of 1) December 31, 2022, or 2) sale of the underlying collateral property. The note may be prepaid in whole or in part without penalty, and includes certain maturity extension provisions which the Company may choose to exercise.

JPMorgan Chase Funding Inc. Master Repurchase Agreement

In connection with the purchase of the $13.2 million first mortgage note secured by Broadway Tower in May 2019, we obtained an $11.0 million loan (under a master repurchase agreement) from Chase Funding. In January 2020, the Company sold Broadway Tower and paid off the related Chase Funding indebtedness.

Our notes payable and special assessment obligations have the following scheduled maturities as of March 31, 2020 (in thousands):

Year	Amount
2020	$36,846
2021	26
2022	4,948
Less: deferred financing costs of notes payable	(81)
Total	$41,739

NOTE 9 — SEGMENT INFORMATION

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

As of and for the three months ended March 31, 2020 and 2019, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues and direct operating expenses, depreciation and amortization relating to our hotel, spa, and F&B operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Mortgage and REO - Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales, as well as the operating expenses, carrying costs and other related expenses of such assets. This segment also includes operating properties that do not represent a strategic operating objective of the Company, such as Broadway Tower, and their rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION - continued

Corporate and Other — Consists of our centralized general and administrative and corporate treasury activities. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

Condensed consolidated financial information for our reportable operating segments as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019, is summarized as follows (in thousands):

	March 31,	December 31,
Balance Sheet Items	2020	2019
Total Assets
Mortgage and REO Legacy portfolio and other operations	$46,658	$66,266
Hospitality and entertainment operations	67,384	67,510
Corporate and other	7,941	5,832
Consolidated total	$121,983	$139,608

	Three months ended March 31,
Cash Flow Items	2020	2019
Expenditures for additions to long-lived assets
Mortgage and REO Legacy portfolio and other operations	$—	$—
Hospitality and entertainment operations	715	4,667
Corporate and other	—	—
Consolidated total	$715	$4,667

	Three months ended March 31, 2020
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$239	$1,809	$—	$2,048
Mortgage loan income	—	—	—	—
Management fees, investment and other income	14	23	55	92
Total revenue	253	1,832	55	2,140

Total operating expenses	909	5,055	2,012	7,976

Other (income) expense
Recovery of credit losses, net	(1,750)	—	—	(1,750)
Equity earnings from unconsolidated entities	(122)	—	—	(122)
Total other income, net	(1,872)	—	—	(1,872)

Total costs and expense, net	(963)	5,055	2,012	6,104
Income (loss) before income taxes	1,216	(3,223)	(1,957)	(3,964)
Provision for income taxes	—	—	—	—
Net income (loss)	$1,216	$(3,223)	$(1,957)	$(3,964)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION - continued

	Three months ended March 31, 2019
Income Statement Items	Mortgage and REO Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated

Revenues
Operating property revenue	$—	$314	$—	$314
Mortgage loan income	650	—	—	650
Management fees, investment and other income	2	—	66	68
Total revenue	652	314	66	1,032

Total operating expenses	490	3,049	2,339	5,878

Other (income) expense
Unrealized loss on derivatives	—	167	—	167
Total other (income) expense, net	—	167	—	167

Total costs and expense, net	490	3,216	2,339	6,045
Income (loss) before income taxes	162	(2,902)	(2,273)	(5,013)
Provision for income taxes	—	—	—	—
Net income (loss)	$162	$(2,902)	$(2,273)	$(5,013)

NOTE 10 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of Class D Common Stock outstanding as of March 31, 2020 or December 31, 2019.

Preferred Stock

In July 2014, the Company issued a total of 8,200,000 shares of the Company’s Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B-1 Preferred Stock” and “Series B-2 Preferred Stock,” respectively) to certain investor groups in exchange for $26.4 million. Except for certain voting and transfer rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

On February 9, 2018, Chase Funding purchased 2,352,941 shares of the Company’s Series B-3 Cumulative Convertible Preferred Stock (“Series B-3 Preferred Stock”) for a total purchase price of $8.0 million. The Series B-3 Preferred Stock contains redemption features similar in all material respects to those of all Series B-1 Preferred Stock and Series B-2 Preferred Stock.

On September 25, 2019, Chase Funding purchased 1,875,000 shares of our Series B-4 Cumulative Convertible Preferred Stock (“Series B-4 Preferred Stock” and collectively with the Series B-1 Preferred Stock, Series B-2 Preferred Stock, and Series B-3 Preferred Stock, the “Series B Preferred Stock”), at a purchase price of $3.20 per share, for a total purchase price of $6.0 million. The Series B-4 Preferred Stock contains redemption features similar in all material respects to the other Series B Preferred Stock.

On July 23, 2019, with an effective date of April 1, 2019, we entered into a Deferral and Consent Agreement with the holders of our Series B Preferred Stock pursuant to which they agreed to a one-year extension of the redemption date for shares of our Series

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

B-1 Preferred Stock and Series B-2 Preferred Stock they respectively hold. A cash payment in the aggregate amount of $2.6 million is due and payable to the holders of these shares on July 24, 2020, whether or not a redemption is requested.

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for Series B-1 and B-2 Preferred Stock and 5.65% for the Series B-3 and B-4 Preferred Stock, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. During the three months ended March 31, 2020 and 2019, we paid dividends on the Series B Preferred Stock totaling $1.9 million and $0.7 million, respectively.

•
Redemption upon Demand. Effective April 1, 2019, we entered into a Deferral and Consent agreement with the holders of our Series B Preferred Stock pursuant to which they agreed to a one-year extension on the redemption date from July 24, 2019 to July 24, 2020, for shares of Series B-1 and B-2 Preferred Stock. In exchange for this extension, we agreed to a cash consent payment in the aggregate amount of $2.6 million to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020, whether or not a redemption is requested.

At any time after (i) July 24, 2020 for the Series B-1 and B-2 Preferred Stock, (ii) February 9, 2023 for the Series B-3 Preferred Stock, and (iii) September 25, 2024 for the Series B-4 Preferred Stock, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock, and 145% of the sum of the original price per share of the Series B-3 and B-4 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price for the Series B-1 and B-2 Stock would presently be $39.6 million, resulting in a redemption premium of $13.2 million, in addition to a cash payment in the aggregate amount of $2.6 million. The Redemption Price for the Series B-3 Preferred Stock would be $11.6 million, resulting in a redemption premium of $3.6 million, and the Redemption Price for the Series B-4 Preferred Stock would be $8.7 million, resulting in a redemption premium of $2.7 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premiums using the effective interest method as an imputed dividend over the holding term of the preferred stock. During the three months ended March 31, 2020 and 2019, we recorded amortization of the redemption premium of $0.3 million and $0.9 million, respectively, as a deemed dividend.

•
Required Liquidation. Under the Preferred Stock Certificates of Designation, if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2020, for the Series B-1 and B-2 Preferred Stock, February 9, 2023 for the Series B-3 Preferred Stock, and September 25, 2024 for the Series B-4 Preferred Stock, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price.

Concurrent with Chase Funding’s purchase of our Series B-3 Cumulative Convertible Preferred Stock, the Company issued to Chase Funding a warrant to acquire up to 600,000 shares of the Company’s common stock (the “JPM Warrant”). The JPM Warrant is exercisable at any time on or after February 9, 2021, for a two (2) year period, and has an exercise price of $2.25 per share. The JPM Warrant provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. The JPM Warrant is exercisable in cash, and subject to certain conditions, may also be exercised on a cashless basis. The JPM Warrant is classified in stockholders’ equity on the accompanying condensed consolidated balance sheets under the applicable guidance and was recorded at relative fair value at issuance.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Series A Redeemable Preferred Stock Issuance

On May 31, 2018, Chase Funding purchased 22,000 shares of the Company’s Series A Senior Redeemable Preferred Stock (the “Series A Preferred Stock”) at a purchase price of $1,000 per share, for a total purchase price of $22.0 million.

The Series A Preferred Stock ranks senior with respect to dividend and redemption rights and rights upon liquidation, dissolution or winding up of the Company to all other classes or series of shares of the Company’s preferred and common stock and to all other equity securities issued by the Company from time to time. The Series A Preferred Stock is non-voting stock. Holders of the Series A Preferred Stock are entitled to receive a liquidation preference equal to the sum of the initial purchase price of the Series A Preferred Stock plus all accrued and unpaid dividends. Dividends on the Series A Preferred Stock are cumulative and accrue from the issue date at the rate of 7.5% of the issue price per year, payable quarterly in arrears on or before the last day of each calendar quarter. The Company has certain call rights with respect to the Series A Preferred Stock and the holders of Series A Preferred Stock have certain put rights which includes an acceleration of the put right if the Company is required to redeem any shares of junior securities in the event of certain non-compliance events as described in the Company’s Second Amended and Restated Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock, Series B-2 Cumulative Convertible Preferred Stock and Series B-3 Cumulative Convertible Preferred Stock.

Our Series B Preferred Stock and Series A Preferred Stock are classified as mezzanine equity in the accompanying condensed consolidated balance sheets.

Treasury Stock

On January 11, 2019, the Company concluded a tender offer to purchase up to 477,170 shares of Class B Common Stock and 22,830 shares of Class C common stock for $2.00 per share. The repurchase of these shares was treated as a treasury stock repurchase as reflected in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2020, an aggregate of 4,618 shares of Class B common stock and 2,203 shares of Class C common stock were relinquished to the Company for no consideration to the shareholders.

Share-Based Compensation

During the three months ended March 31, 2020, the Company issued 60,356 shares of common stock pursuant to previous restricted stock awards. The Company did not grant any shares of restricted stock or stock options during the three months ended March 31, 2020, nor were any stock options or warrants exercised or forfeited during that period.

As of March 31, 2020, there were (i) 1,093,562 outstanding stock options that were fully vested, (ii) 2,600,000 unvested stock warrants outstanding; and (iii) 554,452 shares of unvested restricted stock grants outstanding, net of tax elections taken.

Net stock-based compensation expense was $0.1 million for each of the three months ended March 31, 2020 and 2019. We did not receive any cash from option or warrant exercises during the three months ended March 31, 2020 or 2019. As of March 31, 2020, there was $0.8 million of unrecognized compensation expense related to all unvested equity-based awards that are expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.25 years.

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

The following table presents a reconciliation of net loss to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three months ended March 31, 2020 and 2019 (amounts in thousands, except for per share data):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

	Three months ended March 31,
	2020	2019
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss	$(3,964)	$(5,013)
Net (income) loss attributable to non-controlling interest	(260)	(123)
Preferred dividends	(2,098)	(1,989)
Net loss attributable to common shareholders	$(6,322)	$(7,125)

Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	16,616,355	16,392,286

Basic and diluted earnings per common share:
Net loss per common share	$(0.25)	$(0.31)
Preferred dividends per share	(0.13)	(0.12)
Net loss attributable to common shareholder per share	$(0.38)	$(0.43)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	Three months ended March 31,
	2020	2019
Options to purchase common stock	1,152,361	1,085,497
Restricted stock	494,034	209,419
Warrants to purchase common stock	2,600,000	2,600,000
Convertible preferred stock	12,427,941	10,552,941
Total	16,674,336	14,447,857

NOTE 11 — INTANGIBLE ASSETS AND GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. We review goodwill for impairment on an annual basis during the fourth quarter of each fiscal year, or whenever a triggering event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded.

In connection with the purchase of MacArthur Place, we allocated a portion of the total purchase price to certain intangible assets and goodwill. Of the total $16.3 million allocated to purchased intangibles, $15.4 million, $0.8 million, and $0.1 million, were allocated to goodwill, customer relationships, and trade name and other, respectively.

The changes in the carrying amount of intangibles and goodwill allocated to our Hospitality and Entertainment Operations segment for the three months ended March 31, 2020 is as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INTANGIBLE ASSETS AND GOODWILL - continued

	Goodwill	Other intangibles, net
Balance at December 31, 2019	$15,357	$361
Reductions:
Amortization expense	—	(70)
Balance at March 31, 2020	$15,357	$291

A summary of our intangible assets and goodwill as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019	2020	2019
Non-amortizing intangible assets:
Goodwill	$15,357	$15,357	$—	$—	$15,357	$15,357
Liquor license	100	100	—	—	100	100
Amortizing intangible assets:
Customer relationships	800	800	(667)	(600)	133	200
Trade name and other	90	90	(32)	(29)	58	61
	$16,347	$16,347	$(699)	$(629)	$15,648	$15,718

Trade name and other, and customer relationships have weighted-average useful lives from the date of purchase of 7.0 years and 3.0 years, respectively. Goodwill and our liquor license are not subject to amortization due to the indeterminable life of such assets. Amortization expense relating to our purchased intangible assets was $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively.

Impairment Considerations

Management considers the impact of COVID-19 coupled with the hotel’s inception-to-date losses incurred to be a triggering event under current accounting guidance, thereby causing us to perform a goodwill impairment analysis for the quarter ended March 31, 2020. The Company has decided to bypass the qualitative assessment and proceed directly to the simplified one step goodwill impairment test allowed by the implementation of ASU 2017-04.

To estimate the fair value of the reporting units, we use a discounted cash flow model and data regarding market comparables. The valuation process requires significant judgment and involves the use of significant estimates and assumptions. These assumptions include cash flow projections, and estimated capitalization and discount rates. Because assumptions and estimates are used in projecting future cash flows and selecting appropriate capitalization and discount rates, actual results may materially differ from our estimates under different assumptions or conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired.

In performing its assessment, the Company reviewed macro- and microeconomic and market factors, industry-specific forecasts, and other applicable market data to influence our selection of appropriate assumptions for the discounted cash flows analysis, as well as a performing a sensitivity analysis on those assumptions and results. The results of our discounted cash flow analysis indicate that the fair value of the hospitality and entertainment reporting unit exceeds its carrying value as of March 31, 2020. In addition, despite the adverse economic and highly uncertain environment caused by the pandemic, the Company believes that, as of March 31, 2020, the longer-term outlook of the hospitality market, and specifically, the local submarket in which MacArthur Place operates, remains positive. Accordingly, the Company believes that the fair value of its goodwill reporting unit remains greater than its carrying value and has not recorded impairment to goodwill for the three months ended March 31, 2020.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INTANGIBLE ASSETS AND GOODWILL - continued

The full impact of the COVID-19 outbreak continues to evolve as of the date of our quarterly reporting. The extent to which the Company’s business may be affected by the current outbreak of the COVID-19 outbreak will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, which could impact overall demand in the hospitality industry, all of which are highly uncertain and cannot be reasonably predicted at this time. Management will continue to monitor the situation as events unfold and assess any potential further impairment triggers.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Construction and Related Guarantees

As described in Note 8, the Company agreed to provide MidFirst Bank with a loan repayment guaranty equal to 50% of the sum of the outstanding principal and accrued and unpaid interest on the MacArthur Loan, plus a guaranty of 50% of hotel operating costs, enforcement costs under the loan (if any), and recourse amounts that may come due (if any). The Company has also provided a construction completion guaranty with respect to the planned renovations of MacArthur Place. The construction completion guaranty will be released upon payment of all project costs and receipt of a certificate of occupancy, which occurred subsequent to March 31, 2020. The MidFirst Bank loan documents also require that the loan remain “in balance” throughout its term, such that the sum of all remaining undisbursed loan funds exceed the aggregate of (i) future expenditures necessary to complete the renovations in accordance with the approved construction budget and (ii) loan interest. If the loan becomes “out of balance,” the Company must fund the difference. Excess costs incurred to date have been funded by the Hotel Fund or the Company, and management expects that the Hotel Fund or the Company will continue to fund any further excess costs.

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

We continue to pursue, investigate and evaluate the assets available of guarantors to collect all amounts due under judgments received in our favor. However, to the extent that such amounts are not determinable, they have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved. We recorded recoveries during the three months ended March 31, 2020, of $1.8 million relating to cash collected on a guarantor claim, and none during the three months ended March 31, 2019.

Employee Benefit Plans

401(k) Retirement Savings Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the three months ended March 31, 2020 and 2019, the Company’s matching contribution was $0.1 million, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES - continued

Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (the “Plan”), which allows a select group of executive employees to defer a portion of their compensation. Such deferred compensation is distributable in cash in accordance with the rules of the Plan. Deferred compensation amounts under such plan as of March 31, 2020, totaled approximately $0.1 million and are included in other accrued expenses in the accompanying condensed consolidated balance sheets. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants. During the three months ended March 31, 2020, we distributed $0.2 million to the former CEO in accordance with his termination agreement.

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

Partnership Claims

RNMA Related Partnership Litigation

In the first fiscal quarter of 2017, Recorp-New Mexico Associates Limited Partnership (“RNMA I”) conducted a capital call pursuant to its organizational documents.  As a result of the capital call, certain limited partnership interests in RNMA I were transferred to various subsidiaries of the Company.  One of the limited partners in RNMA I whose limited partnership interests were transferred instigated the State Partnership Litigation challenging the effectiveness of the transfer and forfeiture of his limited partnership interests. In a November 2019 ruling in the State Partnership Litigation, the court held that (i) the limited partners of RNMA I properly noticed the removal of Recorp Partners, Inc. (“RPI”) as the general partner effective as of December 2017 which rendered all actions taken by RPI from and after that date “ultra vires” or ineffective - including the purported capital call in the first quarter of 2017 and the resulting transfer and forfeiture of the limited partnership interest of all limited partners, and (ii) Stockholder, LLC, a wholly owned subsidiary of the Company, is the sole owner of all of the stock of RPI as the corporate general partner of RNMA I. The Company has appealed these rulings to the state appellate court, and RPI has made demand on the RNMA I limited partners pursuant to the governing partnership documents for a separate arbitration to challenge the merits of the notice of RPI’s removal as the general partner.

During the three months ended March 31, 2020, the Company commenced negotiations to settle the State Partnership Litigation pursuant to which, the Company offered to buy the interests of the limited partners for a cash payment of $1.3 million. The limited partners did not respond to the settlement offer and as of the date of this report there are no ongoing settlement discussions.

Maniatis-Related Litigation

In September 2017, the court hearing the State Partnership Litigation (the “State Court”) terminated the receivership over Stockholder, LLC, a wholly-owned subsidiary of the Company (“Stockholder”) and owner of all of the shares of stock in certain corporations that act as the general partner or the limited liability company manager of several entities that own land and/or certain water interests in New Mexico. David Maniatis (“Maniatis”) timely filed a notice of appeal of this order to the State Court of Appeals. That appeal is currently pending.

In December 2017, the State Court entered an interim “stay” order in the Company’s collection case against Maniatis and his affiliates enjoining the Company from taking any further collection action against Maniatis and his associates pending an accounting of all previous debt collection activities and a trial on certain limited issues involving the calculation of interest and penalties on the original defaulted debt guaranteed by Maniatis. The stay order also temporarily inhibited the Company from effecting the sale or transfer of all or any part of the property previously acquired by the Company through prior litigation involving Maniatis, including approximately 7,000 acres of land and related water interests in New Mexico, and 111 acres of land in Texas. Subsequent to March 31, 2019, the State Court lifted the stay on all property previously acquired by the Company through litigation involving Maniatis except for the ownership interests in, and property held by, RNMA I which remain subject to the stay until the date that

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES - continued

is 30 days after the resolution of the State Partnership Litigation. Management does not believe that loss is probable and, accordingly, no amounts have been accrued for this matter in the accompanying unaudited condensed consolidated financial statements.

Hotel Fund Obligations

If the Hotel Fund has insufficient operating cash flow to pay the Preferred Distribution in a given month, the Company is obligated under the Hotel Fund’s operating agreement to provide the funds necessary to pay the Preferred Distribution for such month, such payments to be treated as an additional capital contribution to the Hotel Fund by the Company. During the three months ended March 31, 2020, the Company funded $0.4 million of Preferred Distributions, and from inception through March 31, 2020, the Company has funded $2.4 million. The Company also agreed to fund, in the form of common capital contributions, up to 6.0% of the Hotel Fund offering’s gross proceeds as selling commissions and up to 1.0% of the gross proceeds raised in the offering as nonaccountable expense reimbursements to broker-dealers based on the capital raised by them for the Hotel Fund. During the three months ended March 31, 2020, and from inception through March 31, 2020, the Company paid $0.1 million to the Hotel Fund pursuant to these obligations. In addition to these payments, the Company has funded cash deficits for various operating and related costs which are treated as non-interest bearing advances (which are eliminated in consolidation). Through March 31, 2020, the Company had funded such operating shortfalls in the amount of $12.9 million.

Other

We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Financial Institutions (Banking), and the SEC. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

NOTE 13 — LEASES

Lessor

On May 29, 2019, we foreclosed on all of the membership interests of Hertz Broadway Tower, LLC, (“Hertz Broadway”), the owner of Broadway Tower. As a result, we acquired Broadway Tower, its related assets and business operations and assumed related liabilities, including 51 commercial office leases. The Company sold Broadway Tower inclusive of these commercial office leases in January 2020, which is more fully described in Note 5.

The following table presents minimum lease revenues and variable lease revenue for the three months ended March 31, 2020 and 2019 (in thousands).

	Three months ended March 31,
	2020	2019
Lease revenue
Fixed rent - Minimum lease revenue	$203	$—
Variable lease revenue	36	—
Total lease revenue	$239	$—
Variable rent includes costs reimbursed related to property operating expenses, common area maintenance, insurance and property taxes.

Lessee

We have operating leases for our corporate headquarters office space and certain office equipment. Our leases have remaining lease terms of between one to four years. The lease for our corporate office includes an option to extend the lease term for up to five years. This option is not included in the calculation of the right-of-use (“ROU”) assets and lease liabilities because the Company is not reasonably certain that it will exercise the option. Lease expense was $0.1 million for the three months ended March 31, 2020 and 2019, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As disclosed in Note 14, JIA has sublet a portion of the Company’s office space. During the three months ended March 31, 2020, we recorded expense reimbursements from JIA for the sublease of office space and certain overhead charges of $33,000.

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES - continued

Variable lease payments are not included in the calculation of the ROU asset and lease liability due to uncertainty of the payment amount and were $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases for the three months ended March 31, 2020 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$80

Supplemental balance sheet information related to leases as of March 31, 2020, was as follows (thousands, except lease term and discount rate):

Operating leases
Operating lease ROU assets in other assets	$637

Operating lease liabilities in accounts payable and other accrued expenses	$724

Weighted average remaining lease term	3.0 years
Operating leases - Weighted average discount rate	7.1%

The following represents future payments on operating leases as of March 31, 2020 (in thousands):

Years ending	Amount
Remainder of 2020	$237
2021	318
2022	239
Total lease payments	794
Less imputed interest	(70)
Total	$724

NOTE 14 — RELATED-PARTY TRANSACTIONS AND COMMITMENTS

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

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

2)
Mr. Bain received a cash bonus of $0.6 million for his 2018 services (which was paid on April 15, 2019) and $0.35 million for his 2019 services, which was paid during the three months ended March 31, 2020. Such amounts were accrued in the fiscal 2019 consolidated financial statements as a component of general and administrative expenses;

3)
Mr. Bain is entitled to receive two payments of $0.25 million each by no later than January 31, 2020 and January 31, 2021, respectively, all of which were accrued in the 2019 consolidated financial statements as a component of general and administrative expenses. During the three months ended March 31, 2020, we made the first installment payment of $0.25 million;

4)
Mr. Bain is entitled to receive a Legacy Asset Performance Fee (“LAPF”), as calculated in accordance with his prior employment agreement, in connection with the disposition of the Company’s interests in the assets of the New Mexico Partnerships (the “New Mexico Assets”) provided that such disposition occurs prior to December 31, 2022;

5)
On July 30, 2019, the Company and ITH also entered into a Consulting Services Agreement (the “New Mexico Asset Consulting Agreement”) pursuant to which ITH agreed to provide certain consulting services to the Company with respect to the “New Mexico Assets for a period expiring on the earlier to occur of (a) consummation of the sale of all or substantially all of the New Mexico Assets and (b) December 31, 2022, unless such agreement is earlier terminated by the parties as provided therein. In exchange for ITH’s services under this agreement, the Company agreed to pay ITH a base monthly consulting fee of $5,000 commencing August 1, 2019, and an incentive bonus in the event that the cash proceeds received from the sale of the New Mexico Asset exceeds certain minimum thresholds, after the payment of various reimbursements and expenses; and

6)	All unvested equity awards and deferred compensation benefits granted to Mr. Bain were vested.

During the three months ended March 31, 2020, the Company paid Mr. Bain $15,000 under the New Mexico Asset Consulting Agreement.

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company and JCP Realty Partners, LLC, a Delaware limited liability company (“JCP”) entered into a consulting services agreement (the “JCP Consulting Agreement”) pursuant to which JCP agreed to perform various services for the Company. Our director, Jay Wolf, is the Managing Member of Juniper Capital Partners, LLC, the parent company of JCP. The Company and JCP entered into an amendment of the JCP Consulting Agreement dated October 17, 2017 pursuant to which: (i) the term was extended for two years; (ii) the annual base consulting fee was reduced from $0.6 million to $0.5 million (subject to possible upward adjustment based on an annual review by our board of directors); and (iii) JCP is entitled to receive an origination fee of up to 1.25% on any loans or investments in real estate, preferred equity or mezzanine securities that are originated or identified by JCP (subject to a reduced fee based on the increasing size of the loan or investment). JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010, to persons or opportunities arising through the efforts of JCP equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010, valuation mark of that asset from (ii) the gross sales proceeds (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). The JCP Consulting Agreement terminated on July 24, 2019 and no amounts were incurred under this agreement during the three months ended March 31, 2020. During the three months ended March 31, 2019, we incurred base consulting fees to JCP of $0.1 million.

JIA Advisory Agreement

On August 14, 2019, the Company and JIA entered into the Advisory Agreement pursuant to which JIA agreed to manage, on a non-discretionary basis, certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the Advisory Agreement, the Company will pay JIA a management fee between 1.0% to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the Advisory Agreement, certain employees of the Company have transitioned to become employees of JIA, and JIA has also sublet a portion of the Company’s office space. During the three months ended March 31, 2020, we incurred base consulting fees to JIA of $67,000 and recorded expense reimbursements from JIA for the sublease of office space and certain overhead charges of $33,000. In addition, we paid $0.2 million in performance

IMH FINANCIAL CORPORATION
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

fees to JIA in connection with the disposal of Broadway Tower and collection of recoveries from the former borrower under the related mezzanine loan. Jay Wolf, a director of the Company, and Lawrence D. Bain, the former CEO of the Company, are managing partners of JIA.

Nyack Asset Management Agreement

On February 14, 2019, the Company entered into an asset management agreement with Juniper Time Investor, LLC (“JTI”), an affiliate of JCP and Jay Wolf to provide certain asset management and related services in connection with JTI’s ownership and operation of The Time Hotel Nyack in Nyack, New York, which agreement was amended on April 1, 2019 (the “Nyack Asset Management Agreement”). Under the terms of the Nyack Asset Management Agreement, the Company is entitled to a monthly base asset management fee of $38,000, reimbursement of expenses, and a one-time exit fee of $0.25 million, payable within five business days following the sale of the property. The Nyack Asset Management Agreement was terminated during the three months ended March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company earned base asset management fees of $0.1 million and $0.1 million, respectively. As of March 31, 2020, the Company was due $0.1 million under this agreement.

Notes Receivable from Certain Partnerships

A subsidiary of the Company has entered into a lending facility with certain consolidated partnerships to lend up to a maximum of $5.0 million to cover the partnerships’ anticipated operating and capital expenditures. As of March 31, 2020, the total principal advanced was $5.6 million, including $0.5 million of protective advances in excess of the facility’s maximum face amount. The promissory notes earn interest at rates ranging from the JP Morgan Chase Prime Rate plus 2.0% (7.50% at March 31, 2020) to 8.0% and have maturity dates which are the earliest to occur of: (1) the date of transfer of the partnerships’ real estate assets; (2) the date on which the current general partner of those partnerships resigns, withdraws or is removed as general partner; or (3) July 31, 2018. As the maturity date of these promissory notes have expired, the notes are in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and the related accrued interest receivable have been eliminated in consolidation.

Investment in Unconsolidated Entities

As described in Note 6, in the second quarter of 2019, the Company entered into a joint venture agreement with Juniper New Mexico, LLC and Juniper Bishops, LLC (both related parties of Jay Wolf) to participate in a $10.0 million investment in a mezzanine loan to an unrelated hotel owner and operator for the renovation of a luxury resort located in Santa Fe, New Mexico. The JV is sponsored and managed by Juniper Bishops Manager, LLC. The mezzanine loan is secondary to a senior mortgage loan funded by an unrelated party.  The Company’s total commitment under this investment is $3.9 million, all of which was funded as of March 31, 2020, and is reflected in investment in unconsolidated entities in the accompanying condensed consolidated balance sheet. The Company funded $0.1 million of its obligation during the three months ended March 31, 2020.

NOTE 15 — SUBSEQUENT EVENTS

Coronavirus Aid, Relief, and Economic Security (CARES) Act

On March 26, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into federal law to respond to the economic hardships caused by increased unemployment due to COVID-19 shelter in place orders. Among other forms of economic relief, the CARES Act allows qualifying small businesses to apply for the Paycheck Protection Program (“PPP”) which provides a federally-guaranteed loan, under the U.S. Small Business Administration, of up to $10.0 million with a two-year repayment term accruing at 1% annually. The loan may be forgivable provided that the Company uses at least 75% of the proceeds on payroll and the remaining 25% on other qualified expenses, in addition to meeting other guidelines. The Company applied for two (2) PPP loans, one on behalf of the Company’s corporate offices and the other for MacArthur Place, both of which were approved and funded in April 2020 for approximately $1.8 million in the aggregate.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant

 IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SUBSEQUENT EVENTS - continued

to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a majority of the balance of our real estate assets in the next 12 months, and assuming adequate liquidity, our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages, hospitality assets, and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate, hospitality and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO assets and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we resume significant lending activities; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to community facility district (“CFD”) and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may further increase our leverage.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that all of our loan portfolio is comprised of non-performing and distressed assets;

•	that the performance of our hotel, our sole operating asset, will continue be materially negatively affected by the 2019 Novel Coronavirus;

•
that, any time after July 24, 2020, the holders of our Series B-1 and B-2 Preferred Stock will demand that we redeem all of their shares and that we are unable to satisfy such demand request, and as a consequence, we are also required to redeem our Series A Preferred Stock and our Series B-3 and B-4 Preferred Stock.

•
the ability to pay the aggregate Series B-1 and B-2 Preferred Stock extension payment of $2.6 million on July 24, 2020, which is a required payment whether or not a redemption is demanded by the Series B-1 and B-2 owners;

•
that the ongoing Coronavirus pandemic will cause our hotel, our sole operating asset, to sustain such losses that we will be unable to service the debt on that hotel and be forced to either sell the hotel at a below-market price or lose it in a foreclosure action;

•	the concentration of credit risk to a particular borrower or borrower group;

•	our inability to sell our current REO assets and execute our business and liquidity strategy;

•	our inability to resume significant mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	restrictive covenants that are contained in debt agreements;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	natural and man-made disasters, such as fires and power outages in California;

•	our inability to utilize our tax net operating losses;

•	a decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company;

•	the ability of JIA to successfully manage those assets described in the Advisory Agreement; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview of the Business

We are a real estate investment and finance company focusing on the commercial, hospitality, industrial and residential real estate markets.

Our current business focus is to re-establish the Company’s access to significant investment capital in order to improve the performance of our portfolio. By increasing the level and quality of the assets in our portfolio, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns and enhanced opportunity for liquidity to satisfy near-term financial obligations that are expected to come due.

As of March 31, 2020, we held real estate assets with a carrying value of $86.2 million. We expect that our REO held for sale and other REO will be marketed for disposition within the next twelve months. With cash and cash equivalents of $9.9 million at March 31, 2020, and anticipated proceeds from asset sales and third-party financing, our objective is to redeploy available amounts into income-producing investments, such as mortgage loans, joint ventures and the acquisitions of hospitality and other attractive other real estate assets. However, our ability to implement our investment strategy in dependent on the Company’s ability to generate sufficient liquidity.

COVID-19/Going Concern Considerations

The recent and rampant spread of the coronavirus (COVID-19) has caused businesses, restaurants, bars, entertainment centers and other public places across the country to shutter their operations. California has been particularly impacted by the spread of this virus. States, counties, and cities across the United States, including the State of California, have enacted “stay in place” orders that restrict anything other than essential travel. On March 17, 2020, by Order of the Health Officer of the County of Sonoma, California, Order No. C19-03 (the “Order”), all businesses with a facility in Sonoma County were required to “cease all activities.” All travel in Sonoma County, except for Essential Travel and Essential Activities, is prohibited. The Order became effective at 12:00 a.m. on March 18, 2020 and will continue in effect until the Governor’s office releases guidelines for the reopening of restaurants, hotels, and spas. The Company’s lone operating asset, a hospitality asset relying on room, event and restaurant revenue, is located in Sonoma County. While the Company is managing this asset prudently under these conditions, including by terminating non-essential vendor services and reducing other expenses where feasible, the continuance of the Company’s ongoing operations are at substantial risk barring immediate fiscal policy relief coming from the federal or California state government.

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

Historically, we have used proceeds from the issuance of preferred equity and/or debt, proceeds from the sale of our REO assets, and the liquidation of mortgages and related investments to satisfy our working capital requirements. During the three months ended March 31, 2020, we sold our Broadway Tower commercial office building, netting $8.0 million in cash to the Company after payment of closing costs and related debt. We also are in discussions with the holders of our Series B-1 and B-2 Preferred Stock regarding a potential restructuring or modification of those securities and our obligations, thereunder. There can be no assurance that these efforts will be successful, that we will sell our remaining REO assets in a timely manner, or that we will obtain additional or replacement financing, if needed, to sufficiently fund our future operations, redeem our Series B-1 and B-2 Preferred Stock if so required, repay existing debt, or to implement our investment strategy. In the event we are unsuccessful in negotiating a deferral or restructuring of the terms of our Series B-1 and B-2 Preferred Stock, we will be required to fund the redemption of $39.6 million. In the absence of proceeds from asset sales, equity issuances or borrowings to fund the Redemption Price, the required redemption would likely render the Company insolvent. Moreover, our failure to generate sustainable earning assets and to successfully liquidate a significant portion of our REO assets will have a material adverse effect on our business, results of operations and financial position. In the absence of favorably resolving the matters described above, the collective nature of these uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of this Form 10-Q.

Results of Operations for the three months ended March 31, 2020 and 2019

The following discussion compares historical results of operations on a GAAP basis for three months ended March 31, 2020 and 2019. Unless otherwise noted, all comparative performance data included below reflects year-over-year comparisons.

Revenues (in thousands)
	Three months ended March 31,
Revenues:	2020	2019	$ Change	% Change
Operating property revenue	$2,048	$314	$1,734	552.2%
Mortgage loan income, net	—	650	(650)	(100.0)%
Management fees, investment and other income	92	68	24	35.3%
Total Revenue	$2,140	$1,032	$1,108	107.4%

Operating Property Revenue. For the three months ended March 31, 2020, operating property revenue was $2.0 million as compared to $0.3 million during the three months ended March 31, 2019, an increase of $1.7 million, or 552.2%. The year-over-year increase in operating property revenue is primarily attributed to MacArthur Place operating at full capacity during the majority of the first quarter 2020 (prior to the closure of the hotel in mid-March) as compared to the corresponding period in 2019 when rooms were taken out of service and limited F&B operations were available. As previously noted, hotel revenues were negatively impacted following the mandatory closure of the hotel in mid-March 2020 as a result of COVID-19. Additionally, the 2020 amount includes operating income from the Broadway Tower commercial office building operation prior to its sale in late January 2020.

Mortgage Loan Income. For the three months ended March 31, 2020, we had no income from mortgage loans compared to $0.7 million for the three months ended March 31, 2019. The Company earned no mortgage loan income during the three months ended March 31, 2020 as the Company did not having any performing loans during the period.

Management Fees, Investment and Other Income. For the three months ended March 31, 2020, management fees, investment and other income remained relatively immaterial at $0.1 million compared to $68,000 in the corresponding period in 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Costs and Expenses

Expenses, gains and losses (in thousands)
	Three months ended March 31,
Expenses, gains and losses:	2020	2019	$ Change	% Change
Operating property direct expenses (exclusive of interest and depreciation)	$3,473	$2,349	$1,124	47.9%
Expenses for non-operating real estate owned	75	91	(16)	(17.6)%
Professional fees	1,356	806	550	68.2%
General and administrative expenses	1,519	1,905	(386)	(20.3)%
Interest expense	760	456	304	66.7%
Depreciation and amortization expense	793	271	522	192.6%
Provision for (recovery of) credit losses, net	(1,750)	—	(1,750)	100.0%
Unrealized loss on derivatives	—	167	(167)	(100.0)%
Equity earnings from unconsolidated entities	(122)	—	(122)	100.0%
Total Expenses, Gains and Losses	$6,104	$6,045	$59	1.0%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended March 31, 2020, operating property direct expenses were $3.5 million, an increase of $1.1 million, or 47.9%, from $2.3 million for the three months ended March 31, 2019. The increase in operating property direct expenses is attributed to MacArthur Place being fully staffed and operational during the majority of the three months ended March 31, 2020. Despite the lack of revenues in the first quarter of 2019, the operating property direct expenses we incurred in the corresponding 2019 period were strategically incurred in order to retain personnel to avoid excessive employee turnover during the temporary renovation period. Additionally, the 2020 amount includes operating expenses from the Broadway Tower commercial office building operations prior to its sale in late January 2020.

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned assets decreased 17.6% to $75,000 for the three months ended March 31, 2020 compared to $0.1 million for the corresponding period in 2019. The decrease in period-over-period expense is attributed to the disposition of non-operating real estate owned in prior years and lower property tax, security expenses and other holding costs incurred on currently held non-operating real estate owned.

Professional Fees. Professional fees expense was $1.4 million for the three months ended March 31, 2020, an increase of $0.6 million, or 68.2%, from $0.8 million incurred during the same period in 2019. The increase in professional fees was primarily attributed to legal, guaranty enforcement litigation, asset management, consulting, and disposal expenses related to Broadway Tower and related recovery efforts.

General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended March 31, 2020, compared to $1.9 million for the corresponding period in 2019, a decrease of $0.4 million or 20.3%. The overall decrease in general and administrative expenses is primarily attributed to decreases in 1) salaries and wages resulting from a decrease in the number of full-time employees at the Company and 2) rent and other administrative expenses. These decreased costs resulted primarily from the JIA Advisory Agreement, which became effective August 1, 2019, and under which JIA agreed to hire certain former employees and absorb certain historical general and administrative costs.

Interest Expense. Interest expense was $0.8 million for the three months ended March 31, 2020, compared to $0.5 million for the corresponding period in 2019, an increase of $0.3 million, or 66.7%. The year-over-year increase is attributed to the increase in the MacArthur Place mortgage loan balance, which was $36.8 million as of the three months ended March 31, 2020, and $28.5 million as of the three months ended March 31, 2019. Additionally, during the three months ended March 31, 2019, we capitalized $0.5 million in interest costs to the basis of MacArthur Place renovation costs and none during 2020.

Depreciation and Amortization Expense. For the three months ended March 31, 2020, depreciation and amortization expense was $0.8 million compared to $0.3 million for the corresponding period in 2019. The increase in depreciation and amortization is attributed to the completion of the MacArthur Place renovation late in 2019.

Provision for (Recovery of) Credit Losses. During the three months ended March 31, 2020, we recorded a recovery of prior credit losses in the amount of $1.8 million relating to a cash settlement reached with the guarantor on the defaulted mezzanine loan for Broadway Tower.

Equity Earnings from Unconsolidated Entities. During the three months ended March 31, 2020, the Company recorded unconsolidated equity earnings of $0.1 million, relating to a $3.9 million investment in a mezzanine loan investment made in the second quarter of 2019. No such amounts were recorded during the three months ended March 31, 2019.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three months ended March 31, 2020 and 2019, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, spa, and F&B operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

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

A summary of the financial results for each of our operating segments during the three months ended March 31, 2020 and 2019 follows (in thousands):

Hospitality and Entertainment Operations

	Three Months Ended March 31,
	2020	% of Consolidated Total	2019	% of Consolidated Total
Total revenues	$1,832	85.6%	$314	30.4%
Operating expenses
Operating property direct expenses	3,189	91.8%	2,349	100.0%
Professional fees	422	31.1%	81	10.0%
General and administrative	162	10.7%	376	19.7%
Interest expense	515	67.8%	—	—%
Depreciation and amortization expense	767	96.7%	243	89.7%
Total operating expenses	5,055		3,049
Other (income) expense
Unrealized loss on derivatives	—	—%	167	100.0%
Other (income) expense, net	—	—%	167	100.0%
Total costs and expenses, net	5,055	82.8%	3,216	53.2%
Loss before provision for income tax	(3,223)	81.3%	(2,902)	57.9%
Income Tax Provision	—		—	—%
Net loss	(3,223)	81.3%	(2,902)	57.9%
Net loss attributable to non-controlling interest	(393)	151.2%	(285)	231.7%
Net loss attributable to common shareholders	$(3,616)	57.2%	$(3,187)	44.7%

For the three months ended March 31, 2020 and 2019, the hospitality and entertainment operations segment generated revenues of $1.8 million and $0.3 million, respectively, which contributed 85.6% and 30.4%, respectively, of total consolidated revenues. The year-over-year increase in hospitality and entertainment operations revenues is attributable to MacArthur Place operating at full capacity during the first three months of 2020, prior to temporary closure of the hotel in mid-March 2020 resulting from the COVID-19 pandemic. The MacArthur Place renovation project was completed in late fiscal 2019. During the three months ended

March 31, 2019, the majority of the rooms and F&B operations at the hotel were closed due to the renovation project. During the three months ended March 31, 2020, our results were based on a 46% room occupancy rate, with an average daily rate (“ADR”) of $315 and Revenue Per Available Room (“RevPAR”) of $146. For the three months ended March 31, 2019, our results were based on a 14% room occupancy rate, with an ADR of $235 and RevPAR of $33.

During the three months ended March 31, 2020 and 2019, the hospitality and entertainment operations segment constituted the majority of our consolidated operating property direct expenses. The increase in net loss for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily attributed to an increase in operating property direct expenses, professional fees, interest expense, and depreciation expense as the hotel was fully operational for the majority of the 1st quarter of 2020, prior to the COVID-19 related closure. The increase in professional fees is primarily attributable to litigation with the general contractor overseeing the renovation, which has since been settled. A portion of interest incurred during the three months ended March 31, 2019, was capitalized, and therefore, not included in interest expense during that period. No interest was capitalized during the three months ended March 31, 2020. Depreciation expense increased year over year due to the renovation expenses that were incurred during 2019 and that the hotel was placed in service during the 3rd quarter of 2019. The hospitality and entertainment operations segment contributed $3.2 million and $2.9 million of the total consolidated net loss for the three months ended March 31, 2020 and 2019, respectively.

Mortgage and REO - Legacy Portfolio and Other Operations

	Three Months Ended March 31,
	2020	% of Consolidated Total	2019	% of Consolidated Total
Total revenues	$253	11.8%	$652	63.2%
Operating expenses
Operating property direct expenses	284	8.2%	—	—%
Expenses for non-operating REO	75	100.0%	91	100.0%
Professional fees	264	19.5%	269	33.4%
General and administrative	41	2.7%	2	0.1%
Interest expense	245	32.2%	128	28.1%
Total operating expenses	909		490
Other (income) expense
Provision for (recovery of) credit losses, net	(1,750)	100.0%	—	—%
Equity earnings from unconsolidated entities	(122)	100.0%	—	—%
Other (income) expense, net	(1,872)	100.0%	—	—%
Total costs and expenses (income), net	(963)	(15.8)%	490	8.1%
Income before provision for income tax	1,216	(30.7)%	162	(3.2)%
Income Tax Provision	—	—	—	—%
Net income	1,216	(30.7)%	162	(3.2)%
Net income attributable to non-controlling interest	133	(51.2)%	162	(131.7)%
Net income attributable to common shareholders	$1,349	(21.3)%	$324	(4.5)%

For the three months ended March 31, 2020 and 2019, the Mortgage and REO - Legacy Portfolio and Other Operations segment revenues were $0.3 million and $0.7 million, respectively, which contributed 11.8% and 63.2%, respectively, of total consolidated revenues. The decrease in mortgage and REO revenues on a year-over-year basis, and as a percentage of total revenues, is attributed to the Company having no performing loans in 2020. All mortgage and REO revenues for the three months ended March 31, 2020 were generated from Broadway Tower operations, which building was sold in January 2020. For the three months ended March 31, 2020 and 2019, the Mortgage and REO - Legacy Portfolio and Other Operations segment recorded total condensed consolidated (income) expenses, net of recoveries and gains, of $(1.0) million and $0.5 million, respectively. The year-over-year increase in net Mortgage and REO income for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the Company’s receipt in the first quarter of 2020 of $1.8 million from the guarantor on the former mezzanine loan for Broadway Tower.

The Mortgage and REO Legacy Portfolio and Other Operations segment contributed net income of $1.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, with the increase primarily due to the litigation settlement proceeds received from the guarantor on the former mezzanine loan for Broadway Tower referenced in the above paragraph.

See “Note 4 - Mortgage Loans, Net” and “Note 5 - Real Estate Held for Sale, Other Real Estate Owned, and Operating Properties” in the accompanying condensed consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan and REO portfolio.

Corporate and Other

	Three Months Ended March 31,
	2020	% of Consolidated Total	2019	% of Consolidated Total
Total revenues	$55	2.6%	$66	6.4%
Operating expenses
Professional fees	670	49.4%	456	56.6%
General and administrative	1,316	86.6%	1,527	80.2%
Interest expense	—	—%	328	71.9%
Depreciation and amortization expense	26	3.3%	28	10.3%
Total operating expenses	2,012	25.2%	2,339	39.8%
Total costs and expenses, net	2,012	33.0%	2,339	38.7%
Loss before provision for income tax	(1,957)	49.4%	(2,273)	45.3%
Income Tax Provision	—	—%	—	—%
Net loss	(1,957)	49.4%	(2,273)	45.3%
Cash dividends on Series B redeemable convertible preferred stock	(1,394)	100.0%	(641)	100.0%
Deemed dividend on Series B redeemable convertible preferred stock	(287)	100.0%	(937)	100.1%
Cash dividends on Series A redeemable preferred stock	(417)	100.0%	(411)	99.8%
Net loss attributable to common shareholders	$(4,055)	64.1%	$(4,262)	59.8%

Other than occasional management fee income and non-recurring miscellaneous revenue, the Corporate and Other segment did not generate any other material revenues for the Company for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, the Corporate segment contributed $2.0 million and $2.3 million, respectively, or 33.0% and 38.7%, to total consolidated expenses. The expenses for this segment decreased $0.3 million due primarily to the JIA Advisory Agreement, which became effective August 1, 2019, and under which JIA agreed to hire certain former employees and absorb certain historical general and administrative costs.

Real Estate Owned, Lending Activities, Loan and Borrower Attributes

Operating Properties, Real Estate Held for Sale and Other Real Estate Owned

As of March 31, 2020, we held total REO assets of $86.2 million, of which $7.4 million were held for sale, $45.5 million were held as operating properties, and $33.3 million were classified as other real estate owned. As of December 31, 2019, we held total REO assets of $104.0 million, of which $25.5 million were held for sale, $45.2 million were held as operating properties and $33.3 million were classified as other real estate owned. Our REO assets are located in California, Texas, Arizona, Minnesota, and New Mexico. The Company sold its commercial office building, Broadway Tower located in St. Louis, MO, in January of 2020 for $19.5 million, net of purchase price adjustments. Concurrent with this sale, the Company paid off the $11.0 million note payable to Chase Funding, which was secured by the asset. While the Company did not record a loss on sale during the three months ended March 31, 2020, the disposal of Broadway Tower resulted in a net loss to the Company of $1.5 million, which was recorded as an impairment charge during the year ended December 31, 2019, when the loss was determinable. The Company had no other REO asset acquisitions or sales during the three months ended March 31, 2020 or 2019.

Costs related to the development of or improvements to the Company’s real estate assets are generally capitalized, while costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, these operating costs and expenses totaled $3.5 million and $2.4 million, respectively. Cash outlays for capitalized construction and development costs totaled $0.7 million and $4.7 million during the three months ended March 31, 2020 and 2019, respectively, which related primarily to the MacArthur Place renovation.

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

Variable Interest Entities

L’Auberge de Sonoma Hotel Fund (Hotel Fund)

As of March 31, 2020 and December 31, 2019, preferred interests in the Hotel Fund totaled $25 million, of which $22.5 million is included in non-controlling interests in the accompanying condensed consolidated balance sheets, and $2.5 million represents the Company’s preferred interest in the Hotel Fund (which is eliminated in consolidation). Additionally, as of March 31, 2020, the Company held a common interest in the Hotel Fund of $9.2 million representing renovation cost overages and the inception to date payment of guaranteed 7% monthly distributions to preferred members (“Preferred Distributions”) totaling $2.4 million. In addition, through March 31, 2020, the Company has made non-interest bearing advances to the Hotel Fund of $12.9 million for operating deficits, debt service funding and other operating related items. During the three months ended March 31, 2020, the Hotel Fund made Preferred Distributions totaling $0.4 million. Under current accounting guidance, the Company is deemed to be the primary beneficiary of the Hotel Fund, and accordingly, we have consolidated the Hotel Fund in our condensed consolidated financial statements.

Investment in Unconsolidated Entities

The Company entered into a joint venture agreement in 2019 sponsored by Juniper Bishops Manager, LLC to participate in a $10.0 million mezzanine loan investment to be used to finance the renovation of a luxury resort located in Santa Fe, New Mexico. The mezzanine loan is secondary to a senior mortgage loan on the property funded by an unrelated party. We do not control nor are we the primary beneficiary of this lending arrangement, therefore, this investment is reported under investment in unconsolidated entities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2020. The Company’s maximum commitment under this investment is $3.9 million, all of which was funded as of March 31, 2020. Under the terms of the mezzanine loan agreement, the interest rate of the loan is based on the one-month LIBOR plus 15% with a LIBOR floor of 2.4%, and of which 6.0% is accrued and deferred, and the balance is paid on a current basis. While the Company is entitled to a 7% return under the terms of the JV agreement, the Company expects to receive a total preferred annualized return of 11.4%, less a management fee of 1.5%, of which 5.4% is payable quarterly in arrears, with the remaining 6.0% accrued and to be paid upon maturity in June 2021. During the three months ended March 31, 2020, the Company recorded $0.1 million in earnings on this investment and received distributions totaling $0.1 million. As of March 31, 2020, we recorded uncollected accrued revenue of $0.1 million.

Lending Activities

As of March 31, 2020 and December 31, 2019, the Company had two loans outstanding with aggregate principal and interest balances of $12.7 million, both of which were non-performing and have been fully reserved, resulting in a zero carrying value. The Company did not originate any new loans during the three months ended March 31, 2020 or 2019.

We recorded no mortgage interest income during the three months ended March 31, 2020, and $0.7 million during the same period in 2019.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the three months ended March 31, 2020 and 2019, we performed both a macro analysis of market trends and economic estimates as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded no provision for credit losses on our loan portfolio or impairment charges on our REO portfolio during the three months ended March 31, 2020 or 2019. However, during the three months ended March 31, 2020, we recorded recoveries of prior credit losses of $1.8 million representing a cash settlement received in an enforcement action against the guarantor on a defaulted mezzanine loan investment. No recoveries were recorded during the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, the valuation allowance was $12.7 million, which represented 100.0% of the total outstanding loan principal and accrued interest balances as of such dates.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of March 31, 2020, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. We will continue to evaluate our loan and REO assets to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such evaluations may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Current and Anticipated Borrowings

JPMorgan Chase Funding Inc. Master Repurchase Agreement

In May 2019, we obtained an $11.0 million loan (under a master repurchase agreement) from Chase Funding in connection with the purchase of the $13.2 million first mortgage note secured by Broadway Tower. In January 2020, the Company sold Broadway Tower and paid off the related Chase Funding indebtedness.

New Mexico Land Purchase Financing

As of March 31, 2020, the Company had an outstanding note payable in the amount of $4.9 million secured by certain real estate located in New Mexico with a carrying value of $6.8 million. The note bears interest at the WSJ Prime Rate plus 3% and requires interest only payments due annually on December 31 of each year with the principal balance and any accrued unpaid interest due upon the earlier of 1) December 31, 2022, or 2) sale of the underlying collateral property. The note may be prepaid in whole or in part without penalty, and includes certain maturity extension provisions which the Company may choose to exercise.

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

Hotel Fund Offering

In November 2017, the Company sponsored and commenced the offering of up to $25.0 million of Preferred Interests in the Hotel Fund, which was fully subscribed during 2019. We sold Preferred Interests to unrelated outside investors totaling $22.5 million and $15.0 million as of December 31, 2019 and 2018, respectively, while the Company retains a 10.0% Preferred Interest in the Hotel Fund. The net proceeds of this offering were primarily used (i) to redeem the Company’s initial contributions to the Hotel Fund and (ii) to partially fund the renovations to MacArthur Place.

Purchasers of the Preferred Interests (the “Preferred Members”) are entitled to a preferred distribution, payable monthly, accruing at a rate of 7.0% per annum on invested capital, cumulative and non-compounding (the “Preferred Distribution”). If the Fund has insufficient operating cash flow to pay any or all of the Preferred Distribution in a given month, the Company is obligated to provide the funds necessary to fund the full payment of the Preferred Distribution for such month, such payments to be treated as an additional capital contribution by the Company. Through December 31, 2019, the Company had funded $2.0 million of the Preferred Distribution. Upon the refinance or sale of all or a portion of the hotel, the Preferred Members may be entitled to receive certain additional preferred distributions (the “Additional Preferred Distribution”) that will result in an overall return of up to 12.0% on the Preferred Interests. Inception-to-date payment of Preferred Distributions funded by the Company totaled $2.4 million as of March 31, 2020.

Other Potential Borrowings and Borrowing Limitations

Our investment policy, the assets in our portfolio and the decision to utilize leverage are periodically reviewed by our board of directors as part of their oversight of our operations. We may employ leverage, to the extent available and permitted, through borrowings to finance our assets or operations, to fund the origination and acquisition of our target assets and to increase potential returns to our shareholders. Although we are not required to maintain any particular leverage ratio, the amount of leverage we will deploy for particular target assets will depend upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our target assets, the collateral underlying our target assets, and our outlook for asset spreads relative to the LIBOR curve. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time subject to the approval of the Investment Committee. We intend to use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-Q, a summary of our significant outstanding contractual obligations that existed at March 31, 2020 follows:

Preferred Stock Requirements

During 2014, the Company issued 8,200,000 shares of the Company’s Series B-1 and B-2 Preferred Stock to the Series B Investors in exchange for $26.4 million. During 2018, the Company issued 2,352,941 shares of the Company’s Series B-3 Preferred Stock in exchange for $8.0 million. During 2019, the Company issued 1,875,000 shares of the Company’s Series B-4 Preferred Stock in exchange for $6.0 million. Except for certain voting, transfer, dividend, and redemption rights, the rights and obligations of holders of the Series B Preferred Stock are substantially the same. The current holders of Series B Preferred Stock are collectively referred to herein as the “Series B Investors.”

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% for Series B-1 and B-2 Preferred Stock and 5.65% for the Series B-3 and B-4 Preferred Stock, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. During the three months ended March 31, 2020 and 2019, we paid dividends on the Series B Preferred Stock totaling $1.9 million and $0.7 million, respectively.

•
Redemption upon Demand. Effective April 1, 2019, we entered into a Deferral and Consent agreement with the holders of our Series B Preferred Stock pursuant to which they agreed to a one-year extension on the redemption date from July 24, 2019 to July 24, 2020, for shares of Series B-1 and B-2 Preferred Stock. In exchange for this extension, we agreed to a cash consent payment in the aggregate amount of $2.6 million to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020, whether or not a redemption is requested.

At any time after (i) July 24, 2020 for the Series B-1 and B-2 Preferred Stock, (ii) February 9, 2023 for the Series B-3 Preferred Stock, and (iii) September 25, 2024 for the Series B-4 Preferred Stock, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B-1 and B-2 Preferred Stock, and 145% of the sum of the original price per share of the Series B-3 and B-4 Preferred Stock, plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price for the Series B-1 and B-2 Stock would presently be $39.6 million, resulting in a redemption premium of $13.2 million, in addition to a cash payment in the aggregate amount of $2.6 million. The Redemption Price for the Series B-3 Preferred Stock would be $11.6 million, resulting in a redemption premium of $3.6 million, and the Redemption Price for the Series B-4 Preferred Stock would be $8.7 million, resulting in a redemption premium of $2.7 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premiums using the effective interest method as an imputed dividend over the holding term of the preferred stock. During the three months ended March 31, 2020 and 2019, we recorded amortization of the redemption premium of $0.3 million and $0.9 million, respectively, as a deemed dividend.

•
Required Liquidation. Under the Preferred Stock Certificates of Designation, if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2020, for the Series B-1 and B-2 Preferred Stock, February 9, 2023 for the Series B-3 Preferred Stock, and September 25, 2024 for the Series B-4 Preferred Stock, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price.

Former CEO Arrangements

During the third quarter of 2019, the Company entered into a Termination of Employment Agreement, Release and Additional Compensation Agreement with Mr. Bain, the Company’s former Chairman of the Board and Chief Executive Officer (the “Bain Termination Agreement”) as well as certain other agreements. The material terms of ongoing items for these agreements are summarized below.

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

2)
Mr. Bain received a cash bonus of $0.6 million for his 2018 services (which was paid during the year ended December 31, 2019) and $0.35 million for his 2019 services, which was paid during the three months ended March 31, 2020 (which had been accrued in the accompanying condensed consolidated financial statement in general and administrative expenses in fiscal 2019);

3)	Mr. Bain is entitled to receive two payments of $0.25 million each by no later than January 31, 2020 (which was paid during the three months ended March 31, 2020) and January 31, 2021, respectively;

4)
Mr. Bain is entitled to receive a LAPF, as calculated in accordance with his prior employment agreement, in connection with the disposition of the Company’s interests in the assets of the New Mexico Assets provided that such disposition occurs prior to December 31, 2022. Mr. Bain earned no legacy fees during the three months ended March 31, 2020 and 2019; and

5)
On July 30, 2019, the Company and ITH also entered into the New Mexico Asset Consulting Agreement pursuant to which ITH agreed to provide certain consulting services to the Company with respect to the New Mexico Asset for a period expiring on the earlier to occur of (a) consummation of the sale of all or substantially all of the New Mexico Asset and (b) December 31, 2022, unless such agreement is earlier terminated by the parties as provided therein. During the term of the New Mexico Asset Consulting Agreement, Mr. Bain is obligated to report to the Company’s Board of Directors and will serve as president of various corporations that serve as general partner of those entities that own the New Mexico Asset. The agreement also imposes certain limitations on the authority of Mr. Bain to act on behalf of the Company. In exchange for ITH’s services under this agreement, the Company has agreed to pay ITH a base monthly consulting fee of $5,000 commencing August 1, 2019, and an incentive bonus in the event that the Net Cash received from the sale of the New Mexico Asset exceeds certain minimum thresholds, after the payment of various reimbursements and expenses. During the three months ended March 31, 2020, the Company paid Mr. Bain $15,000 under the New Mexico Asset Consulting Agreement.

JIA Asset Management Agreement

On August 14, 2019, the Company entered into a non-discretionary investment advisory agreement (the “JIA Advisory Agreement”) with Juniper Investment Advisors, LLC, a Delaware limited liability company (“JIA”), with an effective commencement date of August 1, 2019, pursuant to which JIA agreed to manage certain assets of the Company, including the Company’s loan portfolio and certain of its legacy real-estate owned properties. Under the terms of the Advisory Agreement, the Company will pay JIA management fees ranging from 1.0% to 1.5% of the net asset value of certain assets under management, as well as a performance fee equal to 20% of the net profits from those assets upon disposition after the Company has received an annualized 7% return on its investment from those assets and recovery of the Company’s basis in such assets. In connection with the JIA Advisory Agreement, JIA has sublet a portion of the Company’s office space. During the three months ended March 31, 2020, we incurred base consulting fees to JIA of $0.1 million. In addition, we paid $0.2 million in performance fees to JIA in connection with the disposal of Broadway Tower and collection of recoveries from the former borrower under the related mezzanine loan. Jay Wolf, a director of the Company, and Lawrence D. Bain, the former CEO of the Company, are managing partners of JIA.

Off-Balance Sheet Arrangements

General

We have equity interests in several joint ventures and limited partnerships as described in Note 6 of the accompanying condensed consolidated financial statements. Most of the joint ventures and partnerships in which we have an interest in are involved in the ownership, development, and/or lending of real estate assets. Each venture or partnership will fund its capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture or partnership may request a contribution from the partners, and we will evaluate such request.

MRH Lending, LLC, a wholly-owned subsidiary of the Company, has made loans to certain of the Company’s consolidated partnerships. As of March 31, 2020, the total principal advanced under this facility was $5.6 million. The loans earn interest at annual rates ranging from the JP Morgan Chase Prime Rate plus 2.0% (5.25% at March 31, 2020) to 8.0% and have maturity dates which are the earliest to occur of 1) the date of transfer of the partnership’s real estate assets, 2) the date on which the current general partner resigns, withdraws or is removed as general partner, or 3) July 31, 2018. The promissory notes received under this lending facility are presently in default and the Company is exploring its enforcement options. The promissory notes are cross collateralized and secured by real estate and other assets owned by such partnerships. These promissory notes and all related accrued interest receivable have been eliminated in consolidation as of March 31, 2020.

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

Debt Guarantees

In certain instances, we have provided “non-recourse carve-out guarantees” on certain non-recourse loans to our subsidiaries. Certain of these loans have variable interest rates, which create exposure in the form of market risk due to interest rate changes. In connection with the MacArthur Loan, we agreed to provide a construction completion guaranty with respect to the MacArthur Place renovation project which will be released upon payment of all project costs, receipt of a certificate of occupancy, and release of any and all contractor liens. In addition, we provided a loan repayment guaranty of 50% of the MacArthur Loan outstanding loan principal and accrued unpaid interest as well as other customary carve-out matters such as bankruptcy and environmental matters. As of March 31, 2020, the MacArthur Loan balance was $36.8 million resulting in a loan repayment guarantee of $18.4 million. Management has not recorded a liability for this amount as the fair value of the underlying asset is in excess of the MacArthur Loan balance as of March 31, 2020.

Under the guarantees, the Company is required to maintain a minimum tangible net worth of $50.0 million and minimum liquidity of $5.0 million throughout the term of the loan. As of March 31, 2020, we are in compliance with this covenant.

Office Lease

The Company’s current office lease term ends on September 30, 2022. The lease commits the Company to rents totaling $0.7 million over the five-year term, net of certain concessions granted.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. As of March 31, 2020, there have been no significant changes in our critical accounting policies from December 31, 2019, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Liquidity and Capital Resources

Financial Statement Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As previously described, at any time after July 24, 2020, each holder of our Series B-1 and B-2 Preferred Stock may require the Company to redeem, out of legally available funds, the shares held by such holder at a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock and all accrued and unpaid dividends as of the date of redemption. As of March 30, 2020, the aggregate Redemption Price for the Series B-1 and Series B-2 Preferred Stock would be approximately $39.6 million. In addition, a cash payment in the aggregate amount of $2.6 million is due and payable to the holders of the Series B-1 and B-2 Preferred Stock on July 24, 2020 whether or not a redemption is requested. We are presently reviewing with the holders of those securities the possibility of modifying or otherwise restructuring these obligations.

Our borrowings and equity issuances have historically allowed us the time and resources necessary to meet liquidity requirements, to dispose of assets in a reasonable manner and on terms that we believe are more favorable to us, and to help us continue to develop our investment strategy. During the fourth quarter of 2019, in order to meet impending liquidity requirements, we sold one of our mezzanine loan investments with a principal balance of $12.3 million at a discount incurring a loss of $2.6 million. We also sold our Broadway Tower commercial office building in January 2020, netting $8.0 million in cash after payment of related debt.

The recent and rampant spread of the coronavirus (COVID-19) has caused hotels, restaurants, bars, entertainment centers and other public places across the country to shutter their operations. California has been particularly impacted by the spread of this virus. Cities and regions across the United States, including the San Francisco Bay Area consisting of six counties, have enacted “stay in place” orders that restrict anything other than essential travel. More critically for the Company, on March 17, 2020, by Order of the Health Officer of the County of Sonoma, California, Order No. C19-03, all businesses with a facility in Sonoma County were required to “cease all activities.” All travel in Sonoma County, except for Essential Travel and Essential Activities, is prohibited. The Order became effective at 12:00 a.m. on March 18, 2020 and will continue in effect until the Governor’s office releases guidelines for the reopening of restaurants, hotels, and spas. The Company’s lone operating asset, a hospitality asset relying on room, event and restaurant revenue, is located in Sonoma County. While the Company is managing this asset prudently under these conditions, including by terminating non-essential vendor services and reducing other expenses where feasible, the continuance of the Company’s ongoing operations are at substantial risk barring immediate fiscal policy relief coming from the federal or California state government. Subsequent to March 31, 2020, the Company applied and received funding totaling $1.8 million under the CARES Act in the form of Payroll Protection Program loan (“PPP Loans”). The PPP Loans may be forgivable if the Company’s use of funds meets the criteria for such forgiveness.

Prior to the outbreak of this virus in the United States, the Board of Directors of the Company independently determined that it would be in the best interests of the shareholders of the Company to consider, evaluate and possibly take action with respect to a re-capitalization of the Company. Accordingly, the Board appointed a Special Committee consisting exclusively of independent members of the Board of Directors to formulate, establish, oversee and direct a process for the identification, evaluation and negotiation of any proposed recapitalization or alternative transaction. The Special Committee has retained outside advisors to assist the members of the Special Committee in carrying out these responsibilities. This process is on-going and no recommendations or determinations have been reached and there can be no assurance that the Special Committee will recommend any such recapitalization or other transaction.

There is no assurance that we will successfully restructure our obligations to the holders of our Series B-1 and B-2 Preferred Stock or that we will sell our remaining REO assets at favorable prices in a timely manner or obtain additional or replacement financing, if needed, to sufficiently fund our future operations, repay existing debt, to, among other things, effect a full redemption of the Series B-1 and B-2 Preferred Stock if so required, or to implement our investment strategy. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our REO assets may have a material adverse effect on our business, results of operations and financial position. In the absence of favorably resolving the matters described above, the collective nature of these uncertainties create substantial doubt about our ability to continue as a going concern for a period beyond one year from the date of issuance of this Form 10-Q.

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

Requirements for Liquidity

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to preferred and/or common shareholders, distributions to non-controlling interests, to repurchase treasury stock, other costs and expenses, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our proceeds from the disposition of our existing REO assets and loan assets, proceeds from borrowings and equity issuances, current cash, mezzanine and mortgage loan interest income, and revenues from ownership or management of hotels. To the extent there is a shortfall in available cash, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to use a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

As of March 31, 2020, we had cash and cash equivalents of $9.9 million, as well as REO held for sale of $7.4 million and other REO assets of $33.3 million which, while not technically classified as held for sale, are generally available for sale. During the three months ended March 31, 2020, we made construction draws on our MidFirst Loan in the amount $1.4 million and drew an additional $0.2 million subsequent to March 31, 2020.

Effective April 1, 2019, the holders of our Series B Preferred Stock agreed to a one-year extension of the redemption date from July 24, 2019 to July 24, 2020, for the shares of our Series B-1 and B-2 Preferred Stock they respectively hold in exchange for an aggregate payment by the Company of $2.6 million to the holders of the Series B-1 and B-2 Preferred Stock to be paid on July 24, 2020, whether or not a redemption is requested.

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

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as described above, there have been no material changes to our requirements for liquidity as of March 31, 2020. filing.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $3.7 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively. Cash from operating activities includes the cash generated from hospitality income, management fees, mortgage interest and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, funding of other receivables, interest on borrowings and litigation settlement payments and related costs. The decrease in cash used in operating activities from 2019 to 2020 is primarily attributed to various changes in operating assets and liabilities.

Cash Provided By (Used In) Investing Activities.

Net cash provided by (used) in investing activities was $17.5 million and ($4.7 million) for the three months ended March 31, 2020 and 2019, respectively. The increase in cash provided by investing activities is attributed primarily to proceeds received from the sale of REO assets which totaled $18.3 million for the three months ended March 31, 2020. Investments in operating properties totaled $0.7 million during the three months ended March 31, 2020, compared to $4.7 million for the same period in 2019.

Cash Provided By (Used In) Financing Activities.

Net cash provided by (used in) financing activities was $(11.9) million and $9.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash provided by (used in) financing activities was attributed primarily to proceeds from debt issuances of $1.4 million and $7.5 million for the three months ended March 31, 2020, respectively. No additional contributions from Hotel Fund investors are being accepted as the Fund reached its maximum funding cap in 2019. During the three months ended March 31, 2019, we received proceeds from Hotel Fund investors of $3.5 million and paid distributions during the three months ended March 31, 2020 and 2019, of $0.4 million and $0.3 million, respectively. During the three months ended March 31, 2020, we repaid $11.0 million in notes payable. During the three months ended March 31, 2019, we used $1.0 million for the purchase of treasury stock. We also made dividend payments of $1.9 million and $0.7 million to the holders of our preferred shares during the three months ended March 31, 2020 and 2019, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2020. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020, utilizing the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of March 31, 2020.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company, as a smaller reporting company under the rules of the SEC, is not required to include such report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

The status of our legal proceedings is provided in Note 12 - Commitments and Contingencies of the accompanying unaudited condensed consolidated financial statements and is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS
The exhibit listing is attached in the exhibit index.

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

10.7
Deferral and Consent Agreement, dated as of July 23, 2019 and effective as of April 1, 2019, between the Company, JPMorgan Chase Funding Inc., JCP Realty Partners, LLC, and Juniper NVM, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 29, 2019 and incorporated by reference to the filing).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document
31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	May 15, 2020	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Chadwick Parson	Chief Executive Officer and Chairman	May 15, 2020
Chadwick Parson	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	May 15, 2020
Samuel J. Montes	and Principal Accounting Officer)